Form 10-Q
period 2002-03-31
EXPRESSJET HOLDINGS INC
filed 2002-05-14
CIK 1144331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 1-31300

EXPRESSJET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)
Delaware	76-0517977
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1600 Smith Street, Dept. HQSCE

Houston, Texas 77002

(Address of principal executive offices)

(Zip Code)

713-324-2639

(Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No __X__

__________

As of May 10, 2002, 64,000,000 shares of common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EXPRESSJET HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Three Months Ended March 31,
	2002	2001
	(Unaudited)

Operating Revenue	$265,245	$244,943

Operating Expenses:
Wages, salaries and related costs	58,905	48,816
Aircraft rent	46,763	38,995
Maintenance, materials and repairs	24,468	32,030
Other rentals and landing fees	22,338	18,715
Aircraft fuel	22,230	27,773
Ground handling	17,527	17,868
Depreciation and amortization	7,914	5,280
Passenger servicing	1,105	2,275
Other	28,450	26,528
	229,700	218,280

Operating Income	35,545	26,663

Nonoperating Income (Expense):
Interest expense	(4,430)	(6,070)
Interest income	1,090	21
Interest capitalized	344	829
Other, net	100	(15)
	(2,896)	(5,235)

Income before Income Taxes	32,649	21,428

Income Tax Expense	(12,615)	(8,520)

Net Income	$ 20,034	$ 12,908

Basic and Diluted Earnings per Share	$ 0.37	$ 0.24

Shares Used in Computing Basic and Diluted Earnings per Share	54,000	54,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31,	December 31,
ASSETS	2002	2001
	(Unaudited)

Current Assets:
Cash and cash equivalents	$ 99,711	$ 71,877
Accounts receivable, net	7,924	7,368
Amounts due from Continental Airlines, Inc.	7,659	14,235
Spare parts, supplies and other, net	34,108	37,889
Total current assets	149,402	131,369

Property and Equipment:
Owned property and equipment:
Flight equipment	182,575	189,496
Other	76,980	70,371
	259,555	259,867
Less: Accumulated depreciation	59,460	55,215
	200,095	204,652

Capital leases:
Flight equipment	10,643	10,643
Other	4,917	4,917
	15,560	15,560
Less: Accumulated amortization	1,687	1,410
	13,873	14,150
Total property and equipment	213,968	218,802

Deferred Income Taxes	58,385	59,519
Reorganization value in excess of amounts allocable to identifiable assets, net	12,789	12,789
Airport operating rights, net	4,881	4,944
Other assets, net	2,325	2,328

Total Assets	$441,750	$429,751

(continued on next page)

EXPRESSJET HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

LIABILITIES AND STOCKHOLDER'S DEFICIT	March 31,	December 31,
	2002	2001
	(Unaudited)

Current Liabilities:
Current maturities of note payable to Continental Airlines, Inc.	$ 20,804	$ -
Current maturities of capital leases	2,062	2,026
Accounts payable	9,397	15,147
Accrued maintenance and repair liabilities	12,536	14,651
Accrued payroll and related costs	19,629	17,770
Accrued other liabilities	30,175	29,240
Total current liabilities	94,603	78,834

Note Payable to Continental Airlines, Inc.	531,508	552,312

Capital Leases	6,039	6,568

Other Long-Term Liabilities	3,927	6,398

Commitments and Contingencies

Stockholder's Deficit:
Preferred stock - $.01 par, one share authorized, issued and outstanding	-	-
Common stock - $.01 par, 200,000,000 shares authorized, 54,000,000 shares issued and outstanding	540	540
Additional paid-in capital	14,460	14,460
Accumulated deficit	(209,327)	(229,361)
Total stockholder's deficit	(194,327)	(214,361)
Total Liabilities and Stockholder's Deficit	$ 441,750	$ 429,751

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)

Net cash provided by operating activities	$ 29,043	$ 7,961

Cash Flows from Investing Activities:
Capital expenditures	(12,077)	(7,719)
Proceeds from the transfer of flight equipment to Continental Airlines, Inc.	10,697	-
Proceeds from disposition of equipment	664	-
Net cash used in investing activities	(716)	(7,719)

Cash Flows from Financing Activities:
Advance from Continental Airlines, Inc..	-	71,000
Payments on capital lease obligations	(493)	(354)
Net cash (used in)/provided by financing activities	(493)	70,646

Net Increase in Cash and Cash Equivalents	27,834	70,888

Cash and Cash Equivalents - Beginning of Period	71,877	13

Cash and Cash Equivalents - End of Period	$ 99,711	$70,901

Supplemental Cash Flow Information:
Interest paid	$ 105	$ 112
Income taxes paid	$ 11,481	$ 7,634

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We are a regional U.S. air carrier engaged in the business of transporting passengers, cargo and mail. Our sole asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., which is the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as Continental Express (together, "Express", "we", "us" and "our"). All of our flying is currently performed on behalf of Continental Airlines, Inc. ("Continental") pursuant to a capacity purchase agreement, and all of our revenue is received under this agreement. Continental owned 100% of our common stock on March 31, 2002 (see Note 1 below). We have prepared the quarterly consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some required information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2002 and the results of our operations and our cash flows for the periods ended March 31, 2002 and 2001. These adjustments are of a normal, recurring nature. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our prospectus filed with the SEC on April 18, 2002.

Note 1 - Public Offering of Common Stock and Recapitalization

We completed the initial public offering of our common stock on April 23, 2002, issuing 10.0 million shares of our common stock and raising $160.0 million, before underwriting discount and expenses. Also on April 23, 2002, we applied $146.8 million of our net proceeds from our initial public offering to repay a portion of our note payable to Continental. Continental also sold 20.0 million shares of our common stock in the offering. We did not receive any of the proceeds from the sale of our stock by Continental.

As a result of a recapitalization of our capital stock effected in April 2002, our authorized capital stock now consists of 200.0 million shares of common stock, par value $.01 per share, and 10.0 million shares of preferred stock, par value $.01 per share. Each share of common stock is entitled to one vote per share. Common stockholders participate ratably in any dividends or distributions on the common stock. All share and per share amounts in the accompanying financial statements have been adjusted to give effect to the recapitalization.

One share of a series of preferred stock called special voting preferred stock is currently authorized and outstanding and is owned by Continental. The special voting preferred stock can be owned only by Continental (or its successor) and its controlled affiliates. So long as the special voting preferred stock is beneficially owned by Continental (or its successor) and its controlled affiliates, its holder will be entitled to elect to our board of directors:

    five directors, for so long as Continental and its controlled affiliates own shares representing 50% or more of our outstanding shares of common stock;

    four directors, for so long as Continental and its controlled affiliates own shares representing 40% or more (but less than 50%) of our outstanding shares of common stock;

    three directors, for so long as Continental and its controlled affiliates own shares representing 30% or more (but less than 40%) of our outstanding shares of common stock;

    two directors, for so long as Continental and its controlled affiliates own shares representing 20% or more (but less than 30%) of our outstanding shares of common stock; and

    one director, for so long as Continental and its controlled affiliates own shares representing 10% or more (but less than 20%) of our outstanding shares of common stock.

In March 2002, our board of directors approved the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan ("the Plan"). The Plan provides that we may grant options and restricted stock awards to members of our board of directors and employees of our company and our subsidiaries. We have reserved 3.2 million shares of our common stock for purposes of the Plan. Of the total shares reserved, we granted options to purchase approximately 1.0 million shares of common stock at an exercise price of $16 per share in connection with our initial public offering. These options vest over four years and expire in five years.

In connection with an internal reorganization completed on April 16, 2002, our subsidiary, ExpressJet Airlines, Inc. issued one share of Series A Cumulative Mandatorily Redeemable Preferred Stock, par value $.01 per share, ("Series A Preferred Stock") to our subsidiary, XJT Holdings, Inc. The Series A Preferred Stock is entitled to receive, on a cumulative basis, dividends at a rate of 14% per annum on a liquidation preference of $5.0 million. XJT Holdings, Inc. then sold the Series A Preferred Stock to an independent third party in exchange for a $5.0 million promissory note due April 15, 2012, bearing interest equal to the London interbank offered rate plus 0.6% per annum, payable quarterly commencing on the last business day of July 2002.

Note 2 - Aircraft Purchase Commitments

As shown in the following table, our aircraft fleet consisted of 145 regional jets and 29 turboprop aircraft at March 31, 2002. Our purchase commitments as of March 31, 2002 are also shown below.

Type	Total Aircraft	Owned	Leased	Firm Orders	Options	Seats in Standard Configuration

Regional Jets:
ERJ-145XR	-	-	-	104	100	50
ERJ-145	115	-	115	25	-	50
ERJ-135	30	-	30	-	-	37
	145	-	145	129	100

Turboprop:
ATR-42-320	23	4	19	-	-	46
EMB-120	6	-	6	-	-	30
	29	4	25	-	-
Total	174	4	170	129	100

The preceding table excludes, as of March 31, 2002, 12 EMB-120 turboprop aircraft (all leased) and eight ATR-42 turboprop aircraft (one owned and seven leased) removed from service.

We anticipate taking delivery of 51 Embraer regional jet aircraft in 2002 (eight of which were delivered in the first quarter) and the remainder of our firm orders through the first quarter of 2005. We plan to retire from service 27 turboprop aircraft in 2002 (four of which were removed from service in the first quarter) and the remaining turboprop aircraft in the first quarter of 2003.

As of March 31, 2002, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $2.5 billion. We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased either to us or Continental.

Note 3 - Other

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Effective January 1, 2002, we adopted SFAS 142 and discontinued amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, which will result in reduced expense of approximately $1.1 million on an annualized basis.

Pro forma results for the three months ended March 31, 2001, assuming the discontinuation of amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, are shown below:
Reported net income	$12.9 million
Reorganization value amortization	0.2 million
Adjusted net income	$13.1 million

Basic and diluted earnings per share:
As reported	$0.24
Reorganization value amortization	-
As adjusted	$0.24

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121") and the portion of the Accounting Principle Board Opinion No. 30 that deals with disposal of a business segment. Effective January 1, 2002, we adopted SFAS 144, which did not have an effect on our results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and

Operations.

The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. In connection therewith, please see the risk factors set forth in our prospectus filed with the SEC on April 18, 2002, which identified important factors such as risks related to our capacity purchase agreement with Continental, competition, our dependence on Continental, terrorist attacks and their related effects, regulatory requirements and costs, our significant debt obligations, our tax agreement with Continental, labor availability, costs and relations, possible changes in our results of operations or credit status, failure to successfully implement our growth strategy, unavailability of equipment, the cost and availability of fuel, possible consolidation in the airline industry, and Continental's significant ownership interest in our company, that could cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2002 as compared to the corresponding period ended March 31, 2001.

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

We recorded net income of $20.0 million for the three months ended March 31, 2002 and net income of $12.9 million for the three months ended March 31, 2001.

Operating revenue increased 8.3%, or $20.3 million, to $265.2 million during the quarter ended March 31, 2002 from $244.9 million during the same period in 2001. We currently receive all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us per block hour flown by our aircraft together with certain incentive payments and reimbursements. The increase in operating revenue is mainly due to a 12.7% increase in the amount paid by Continental per block hour partially offset by a 3.9% decrease in actual block hours flown caused by a 6.0% decrease in average daily utilization. The decrease in average daily utilization was due to Continental's reduction of scheduled flights as a result of the terrorist attacks on September 11, 2001.

Wages, salaries and related costs increased 20.7%, or $10.1 million, to $58.9 million during the three months ended March 31, 2002 from $48.8 million during the same period in 2001, primarily due to a 4.7% increase in average full-time equivalent employees to support our replacement of turboprop aircraft with regional jets, increased employee incentives and higher wage rates.

Aircraft rentals increased 20.0%, or $7.8 million, to $46.8 million during the three months ended March 31, 2002 from $39.0 million during the same period in 2001, reflecting a 36.8% increase in the number of regional jets in our fleet from March 31, 2001 to March 31, 2002.

Maintenance, materials and repairs decreased 23.4%, or $7.5 million, to $24.5 million during the three months ended March 31, 2002 from $32.0 million during the same period in 2001, due in part to a one-time reduction in maintenance expenses of $1.6 million relating to the termination of our turboprop engine maintenance contract. Additionally, our mix of aircraft during the quarter ended March 31, 2002 consisted of a higher number of the newer regional jets versus older turboprop aircraft as compared to the same period in 2001, resulting in lower maintenance, materials and repairs expense.

Aircraft fuel expense decreased 20.1%, or $5.6 million, to $22.2 million during the three months ended March 31, 2002 from $27.8 million during the same period in 2001. Although jet fuel consumption increased 9.0% due to our replacement of turboprop aircraft with regional jets, the price of fuel decreased 26.6%, or 21.5 cents per gallon, to 59.4 cents per gallon during the three months ended March 31, 2002 from 80.9 cents per gallon during the same period in 2001. Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel expense equal to the lower of the actual cost of fuel and an agreed-upon cap (which for 2002 is 61.1 cents per gallon). Our fuel price for the period ending March 31, 2002 was below the agreed-upon rate.

Other rentals and landing fees increased 19.3%, or $3.6 million, to $22.3 million during the three months ended March 31, 2002 from $18.7 million during the same period in 2001, primarily due to higher facilities rent and landing fees resulting from an increase in regional jet departures and increased rates imposed by airport authorities in the aftermath of the terrorist attacks of September 11, 2001.

Ground handling expenses decreased 2.2%, or $0.4 million, to $17.5 million during the three months ended March 31, 2002 from $17.9 million during the same period in 2001, primarily due to the insourcing of ground handling to our own employees at certain airports.

Passenger servicing expense decreased 52.2%, or $1.2 million, to $1.1 million during the three months ended March 31, 2002 from $2.3 million during the same period in 2001, primarily due to a decrease in passenger interrupted trip expenses as a result of increased operating efficiency and generally higher than expected completion factors.

Depreciation and amortization increased 49.1%, or $2.6 million, to $7.9 million during the three months ended March 31, 2001 from $5.3 million during the same period in 2001, primarily due to a higher levels of spare parts used to support our new regional jets.

Other operating expense increased 7.5%, or $2.0 million, to $28.5 million during the three months ended March 31, 2002 from $26.5 million during the same period in 2001, primarily due to increase in insurance costs as a result of the terrorist attacks of September 11, 2001 and increases in flight crew training, contracted services and travel and other incidental costs resulting from our replacement of turboprop aircraft with regional jets.

Interest expense, net, decreased 44.2%, or $2.3 million, to $2.9 million during the three months ended March 31, 2002 from $5.2 million during the same period in 2001. Effective March 31, 2001, amounts due Continental, net, were converted into a long-term note bearing interest at a rate equal to the three-month London interbank offered rate plus 1.25% per annum subject to a cap of 3.5% in 2002, 5.3% in 2003 and 6.7% in 2004. There is no interest rate cap beyond 2004. The majority of interest expense is related to the note payable to Continental, which bore annual interest of 3.1% and 4.9% for the respective periods ending March 31, 2002 and 2001.

Operating income reflected a 13.4% operating margin, as compared to an operating margin of 10.9% for the first quarter of 2001. Our 13.4% operating margin included the impact of $4.3 million in performance incentive payments (accounting for 1.5 points of our operating margin) and a one-time reduction in maintenance expenses of $1.6 million relating to the termination of our turboprop engine maintenance contract (accounting for 0.6 points of our operating margin). The $4.3 million performance incentive payments were due to our low controllable cancellation rate in the first quarter 2002. These payments were calculated by comparing our actual controllable cancellation rate to our historical controllable cancellation rates for the first quarter, which are generally higher than our historical controllable cancellation rates for other quarters. Because these items were not taken into account in calculating whether we operated within the 8.5% to 11.5% targeted operating margin band under the capacity purchase agreement, our operating margin as calculated for purposes of applying the targeted operating margin band was 11.3%. Therefore, no reconciliation payment was required under the capacity purchase agreement for the first quarter, in respect of the targeting operating margin band.

We completed the initial public offering of our common stock on April 23, 2002, issuing 10.0 million shares of our common stock and raising $160.0 million, before underwriting discount and expenses. Also on April 23, 2002, we applied $146.8 million of our net proceeds from our initial public offering to repay a portion of our note payable to Continental. Continental also sold 20.0 million shares of our common stock in the offering. We did not receive any of the proceeds from the sale of our stock by Continental.

Certain Statistical Information

An analysis of certain statistical information for the periods indicated is as follows:
	Three Months Ended	Net
	March 31,	Increase/
	2002	2001	(Decrease)

Revenue passengers (thousands)	2,005	1,866	7.4%
Revenue passenger miles (millions) (1)	835	733	13.9%
Available seat miles (millions) (2)	1,424	1,289	10.5%
Passenger load factor (3)	58.6%	56.9%	1.7 pts.
Operating cost per available seat mile (cents)	16.13	16.93	(4.7)%
Average price per gallon of fuel, excluding fuel taxes (cents)	59.43	80.92	(26.6)%
Fuel gallons consumed (millions)	37.4	34.3	9.0%
Average length of aircraft flight (miles)	399	365	9.3%
Block hours (thousands) (4)	122	127	(3.9)%
Average daily utilization of each aircraft (hours) (5)	7:53	8:23	(6.0)%
Actual aircraft in fleet at end of period	174	173	0.6%

__________________

  Revenue passenger miles is the number of scheduled miles flown by revenue passengers.

  Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

  Passenger load factor is revenue passenger miles divided by available seat miles.

  Block hours are the hours from gate departure to gate arrival.

  Average daily utilization of each aircraft is the average number of block hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

LIQUIDITY AND CAPITAL COMMITMENTS

As of March 31, 2002, we had $99.7 million in cash and cash equivalents. Net cash provided by operating activities increased $21.1 million during the three months ended March 31, 2002 compared to the same period in the prior year, primarily due to an increase in operating income as well as an increase in cash provided as a result of changes in operating assets and liabilities. Net cash used in investing activities for the three months ended March 31, 2002 decreased $7.0 million to $0.7 million compared to the prior year, primarily due to the proceeds received from the transfer of flight equipment to Continental increasing by $10.7 million. Net cash used in financing activities was $0.5 million during the three months ended March 31, 2002, which decreased $71.1 million compared to the prior year due to a decrease in borrowings from Continental.

Relationship with Continental Airlines

We currently receive all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us specified rates per block hour flown by our aircraft, together with certain incentive payments and reimbursements. As a result, we are dependent on Continental and are directly affected by the financial and operational strength of Continental. Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels are influenced by, among other things, the state of the global economy, domestic and international events, airline capacity and pricing actions taken by air carriers. A weak U.S. economy, turbulent international events and extensive price discounting by air carriers contributed to unprecedented losses for U.S. airlines from 1990 to 1993. Since September 11, 2001, these same factors, together with the effects of the terrorist attacks and the industry's reduction in capacity, have resulted in significant losses for Continental and the airline industry generally. Continental had net losses of $166.0 million for the first quarter of 2002 and $95.0 million for the twelve months ended December 31, 2001. Based on current information and trends (including currently anticipated unit costs), Continental also expects to incur a loss for the full year 2002. Although Continental's load factors continue to improve, they have done so against significantly reduced capacity. The reduced capacity, coupled with the fact that many of Continental's costs are fixed in the intermediate to long term, will continue to cause higher unit costs at Continental. Continental has announced that it expects its costs per available seat mile for 2002 to increase 2-3%, holding fuel rates constant, as compared to 2001. For a detailed discussion of factors affecting Continental's results of operations, please see its report on Form 10-Q for the quarterly period ending March 31, 2002 as filed with the SEC. Business traffic in most markets continues to be weak, and Continental and other carriers continue to offer reduced fares to attract passengers, which lowers their passenger revenue and yields and raises their break-even load factor. We cannot predict when Continental's business traffic or yields will increase. Continental's ability to make payments to us under the capacity purchase agreement, and the amount of such payments, is affected by the financial and operational strength of Continental. Continental could also reduce the level of its commitment under our capacity purchase agreement or reduce its utilization of our aircraft under the agreement as a result of any reduction in its market share or growth.

We completed our initial public offering on April 23, 2002, issuing 10.0 million shares of common stock and raising $160.0 million before underwriting discount and expenses. Also, on April 23, 2002, we applied $146.8 million of our net proceeds from our initial public offering to repay a portion of our note payable to Continental. This reduced the note balance to $405.5 million. Accrued interest is currently payable quarterly, and installments of $27.9 million in principal and accrued interest are due quarterly beginning March 31, 2003, with the entire unpaid balance due on March 31, 2007. Under our registration rights agreement with Continental, we have agreed that we will not, without Continental's approval, issue or sell any capital stock of our company or any of our subsidiaries, except in connection with our employee benefit plans, until the earlier of April 23, 2003 or the date on which Continental and its controlled affiliates own less than 20% of our outstanding shares of common stock. If we or any of our subsidiaries issue or sell any capital stock of our company or any of our subsidiaries, except in connection with our employee benefit plans, between April 23, 2003 and April 23, 2004, we are required to use 75% of the net proceeds from that sale to make a principal payment on our note payable to Continental, unless Continental and its controlled affiliates then own less than 20% of our outstanding shares of common stock. If we default on our payment obligations under the note or under our aircraft subleases with Continental, in addition to any other remedies it may have, Continental can elect to reduce its payments to us under the capacity purchase agreement by the amount of the defaulted payment. If Continental defaults on the payment obligations it has to us under our tax agreement, then in addition to any other remedies we may have, we can set off the amount of the defaulted payments against amounts we owe to Continental under the note. In addition, Continental or we can reduce any payments to the other party under the capacity purchase agreement in an amount corresponding to any defaulted payments by the other party under the foregoing obligations.

As of March 31, 2002, we also had approximately $8.1 million (including current maturities) of capital lease obligations.

Purchase Commitments

As of March 31, 2002, we had firm commitments to acquire 129 Embraer regional jets. The estimated aggregate cost of these firm commitments is approximately $2.5 billion, although we will not have any obligation to take any such aircraft that are not financed by a third party and either leased to us or Continental. We also have options to purchase an additional 100 Embraer regional jets.

We expect cash outlays for 2002 fleet-related capital expenditures to be approximately $65.0 million, and non-fleet capital expenditures to aggregate approximately $40.0 million. The non-fleet capital expenditures are primarily related to software application and automation infrastructure projects, passenger terminal facility improvements, maintenance and ground equipment.

We expect to fund our future capital commitments through internally generated funds together with general financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Aircraft Leases

We have significant lease and sublease obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on our balance sheet. These leases expire between 2002 and 2017. As of March 31, 2002, our expected total minimum annual rental payments for 2002 under current and future noncancellable aircraft operating leases are approximately $201.6 million. A substantial portion of our aircraft is leased directly by Continental from third parties, and is in turn subleased to us. If Continental were to default under these leases, our ability to retain access to the subject aircraft would be adversely affected.

Under our capacity purchase agreement with Continental and our agreements with Embraer, Continental will acquire or lease from Embraer or its designee all of our current firm order aircraft and sublease these aircraft to us, although neither we nor Continental has any obligation to acquire or lease any of these aircraft that are not financed by a third party and leased either to us or Continental. In addition, Continental is not required to provide any financing for our Embraer option aircraft or any other aircraft that we may acquire. In addition, Continental may require us to substitute aircraft subject to our existing Embraer options for aircraft that have been removed from the terms of the capacity purchase agreement but that we continue to sublease from Continental. If Continental elects to do this, it will be entitled to terminate our sublease and take possession of the replaced aircraft on the aircraft's scheduled delivery date. However, we will be required to finance the option aircraft independent of Continental, and even if we are unable to finance the option aircraft or the option aircraft is not delivered for any other reason, Continental will still be entitled to cancel the sublease and take possession of the replaced aircraft, resulting in a decrease in the size of our aircraft fleet. Since we will be subject to a continuing risk of losing aircraft removed from the terms of the capacity purchase agreement that are subject to subleases with Continental if we are not able to finance a replacement option aircraft, we may be unable to enter into contracts with other carriers to sell the capacity of those aircraft. In addition, Continental may terminate the sublease relating to, and take possession of, any of our aircraft that has been removed from the terms of the capacity purchase agreement to the extent that Continental provides us with an equivalent replacement aircraft. We will be required to use commercially reasonable efforts to finance the replacement aircraft. If we are unable to obtain financing after using commercially reasonable efforts, we will not be required to exchange our aircraft for the replacement aircraft. There is no assurance that, if Continental exercises its rights to replace an aircraft, we will be able to obtain alternative financing or that the terms of any such alternative financing will be comparable to those in our subleases with Continental.

Deferred Income Tax Assets

We are a party to a tax agreement with, and are included in the consolidated federal income tax return of, Continental. Our income tax expense is calculated on a separate-company basis. Tax payments to Continental are made on the basis of separate taxable income. However, utilization of our net tax operating losses and credits is based on utilization within the consolidated Continental group rather than on a stand-alone basis.

At December 31, 2001, we had net operating loss carryforwards for tax purposes of $136.0 million, which expire between 2005 and 2021. No valuation allowance was established for the deferred tax assets related to these net operating loss carryforwards because at December 31, 2001 it was likely that these assets would be realized with sufficient taxable income within Continental's consolidated group. Our original tax agreement ceased to exist as a result of our initial public offering and has been replaced with a new tax agreement with Continental dated as of April 17, 2002.

In conjunction with our initial public offering, the tax basis of our tangible and intangible assets was increased to fair value. This increase in basis resulted in the utilization of a substantial amount of both our and Continental's net operating loss carryovers. The increased tax basis should result in additional tax deductions being available to us over a period of 15 years. To the extent we generate taxable income sufficient to realize the additional tax deductions, we will be required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. We will be required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third. However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefits realized after that date.

To the extent our net operating losses were utilized when the basis of our operating assets was increased, our tax sharing agreement with Continental provides that Continental will reimburse us for any net increase in our cash tax payments resulting from the decreased availability of net operating loss carryovers at the time our payment occurs.

We believe that our initial public offering created a change in ownership limitation on utilization of our carryforward tax attributes, primarily net operating losses. This limitation, under Section 382 of the Internal Revenue Code, will limit our utilization of these tax attributes to offset up to approximately $43 million of post change taxable income per year. We do not expect this limitation to have a material net impact on our cash flow.

Future Costs

We believe that our costs are likely to be affected in the future by our capacity purchase agreement, which generally provides for the reimbursement to us by Continental of many of our costs, and by:

    higher aircraft ownership costs as new aircraft are delivered to the extent these aircraft are not covered by the capacity purchase agreement;

    higher wages, salaries, benefits and related costs;

    changes in the costs of materials and services;

    changes in governmental regulations and taxes affecting air transportation and the costs charged for airport access, including new security requirements;

    changes in our fleet and related capacity; and

    our continuing efforts to reduce costs throughout our operations, including reduced maintenance costs for new aircraft.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk. See the notes to the historical financial statements included in our prospectus filed with the SEC on April 18, 2002 for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

Our results of operations have been significantly impacted by changes in the price of aircraft fuel. During 2001 and 2000, aircraft fuel accounted for 12.2% of our operating expenses, excluding the Air Transportation Safety and System Stabilization Act (the "Stabilization Act") grant in 2001 and fleet disposition/impairment losses in 2000. Although we have not been a party to derivative financial instruments, we have been covered under some of Continental's risk management programs. During 2001 and 2000, Continental entered into agreements such as petroleum call options, petroleum swap contracts and jet fuel purchase commitments to hedge against a sharp increase in jet fuel prices. Continental allocated to us a portion of the gains and losses on these contracts based on a relative proportion of jet fuel consumed. Effective January 1, 2001, we entered into the capacity purchase agreement, which expires December 31, 2010 (subject to extension by Continental through 2030 and its right to terminate without cause after January 1, 2006 upon 12 months' notice or for cause at any time), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates. Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur an expense equal to the lower of the actual cost of the fuel and an agreed-upon cap. In 2001, our average fuel expense was 76.01 cents per gallon (which was below our agreed-upon cap of 80.92 cents per gallon). Our fuel expense for 2002 will be the lower of the actual cost of fuel and 61.1 cents per gallon, and thereafter will be the lower of the actual cost of fuel and 66.0 cents per gallon. Under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.

Interest Rates

As of March 31, 2002, we had firm commitments to acquire 129 Embraer regional jets, which we expect to lease from Continental. Changes in interest rates may impact the actual cost to us for the related leasing transactions in the future. However, under our capacity purchase agreement, our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates. We also have potential exposure with respect to our note payable to Continental, which bears interest at a floating rate capped at 3.50% in 2002, 5.35% in 2003 and 6.72% in 2004. Beyond 2004 there is no cap on the interest rate. The interest rate applicable to this variable rate note may rise, increasing our interest expense. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for our variable rate long-term debt. Based on this hypothetical assumption, we would have incurred an additional $4.2 million in interest expense for the year ended December 31, 2001. We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

We filed a registration statement on Form S-1 (Registration No. 333-64808) relating to an initial public offering of our common stock, par value $.01 per share, and the related Preferred Stock Purchase Rights (collectively, the "Common Stock"), as well as the offer and sale of shares of Common Stock by Continental. This registration statement registered 29.9 million shares of Common Stock for a proposed maximum aggregate offering price of $478.4 million, and was declared effective by the Securities and Exchange Commission on April 17, 2002. Also on April 17, 2002, we filed a registration statement on Form S-1 (Registration No. 333-86474), which became effective upon filing pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the "Securities Act"), registering an additional 4.6 million shares of Common Stock. The combined registration statements registered 34.5 million shares of Common Stock for a proposed maximum aggregate offering price of $552.0 million. In the offering, which closed on April 23, 2002, we sold 10.0 million shares of Common Stock, for an aggregate offering price of $160.0 million, and Continental sold 20.0 million shares of Common Stock, for an aggregate offering price of $320.0 million. The remaining 4.5 million shares of Common Stock registered by the combined registration statements may be sold by Continental pursuant to the underwriters' over-allotment option, which the underwriters may exercise anytime on or before May 17, 2002. The public offering price was $16.00 per share of Common Stock and the underwriting discount was $1.02 per share of Common Stock. Our net proceeds from the offering, after deducting the underwriting discount and the estimated expenses were approximately $146.8 million. We paid the expenses of Continental in the offering, other than underwriting discounts. We applied all of the net proceeds we received from the offering to repay a portion of our note payable to Continental, which owns more than 10% of the common stock currently outstanding.

The managing underwriters for the offering were Salomon Smith Barney Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 28, 2002, Continental, then our sole stockholder, executed a written consent in lieu of a meeting that approved and adopted our Restated Certificate of Incorporation and our 2002 Stock Incentive Plan (copies of which are filed as Exhibit 3.1 and Exhibit 10.8, respectively, to our  registration statement on Form S-1 (Registration No. 333-64808)  ("Form S-1")).

On April 16, 2002, Continental, then our sole stockholder, executed a written consent in lieu of a special meeting in which it elected five directors to our board of directors pursuant to the terms of our Special Voting Preferred Stock. The five directors elected to our board of directors by Continental were Gordon M. Bethune, J. David Grizzle, Lawrence W. Kellner, C.D. McLean and Jeffery A. Smisek. In addition, on April 16, 2002, Continental executed a written consent in lieu of an annual meeting in which it elected James B. Ream to serve as a Class I director until our 2005 annual meeting of stockholders.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

See accompanying index to exhibits.

  Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESSJET HOLDINGS, INC.

(Registrant)

Date: May 13, 2002 by: /s/ Frederick S. Cromer

Frederick S. Cromer

Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)

(On behalf of Registrant)

INDEX TO EXHIBITS

Exhibit

Number Description

3.1 - Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-64808) (the "ExpressJet Form S-1").

3.2 - Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the ExpressJet Form S-1).

4.1 - Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the ExpressJet Form S-1).

4.2 - Amended and Restated Rights Agreement among the Company, Continental Airlines, Inc. and Mellon Investor Services LLC, as Rights Agent, including form of Rights Certificate, dated as of April 1, 2002.

10.l* - Amended and Restated Capacity Purchase Agreement among the Company, XJT Holdings, Inc., ExpressJet Airlines, Inc. and Continental Airlines, Inc., dated as of April 17, 2002 (incorporated by reference to Exhibit 10.1 to the ExpressJet Form S-1).

10.2 - Master Facility and Ground Handling Agreement (included in Exhibit 10.1 as Exhibit C thereto) (incorporated by reference to Exhibit 10.1 to the ExpressJet Form S-1).

10.3 - Administrative Support and Information Services Provisioning Agreement (included in Exhibit 10.1 as Exhibit E thereto) (incorporated by reference to Exhibit 10.1 to the ExpressJet Form S-1).

10.4 - Initial Public Offering Agreement between the Company and Continental Airlines, Inc., dated as of April 17, 2002.

10.5 - Registration Rights Agreement between the Company and Continental Airlines, Inc., dated as of April 17, 2002.

10.6 - Employee Benefits Separation Agreement among the Company, XJT Holdings, Inc., ExpressJet Airlines, Inc. and Continental Airlines, Inc., dated as of April 17, 2002.

10.7 - Tax Agreement among the Company, ExpressJet Airlines, Inc. and Continental Airlines, Inc., dated as of April 17, 2002.

10.8 - ExpressJet Holdings, Inc. 2002 Stock Incentive Plan.

10.8(a) - Form of Employee Stock Option Agreement pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.8(a) to the ExpressJet Form S-1).

10.8(b) - Form of Outside Director Stock Option Agreement pursuant to the 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.8(b) to the ExpressJet Form S-1).

10.9 - Employment Agreement between the Company and James B. Ream (incorporated by reference to Exhibit 10.9 to the ExpressJet Form S-1).

10.9(a) - Letter Agreement between the Company, Continental and James B. Ream, dated as of April 24, 2002.

10.10 - Employment Agreement between the Company and Frederick S. Cromer (incorporated by reference to Exhibit 10.10 to the ExpressJet Form S-1).

10.10(a) - Letter Agreement between the Company, Continental and Frederick S. Cromer, dated as of April 24, 2002.

10.1l - Employment Agreement between the Company and Jerry E. Losness (incorporated by reference to Exhibit 10.11 to the ExpressJet Form S-1).

10.11(a) - Letter Agreement among the Company, Continental and Jerry E. Losness, dated as of April 24, 2002.

10.12* - Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. ("Embraer") and the Company dated August 5, 1996 relating to the purchase of EMB 145 aircraft ("P.A. 3/96") (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Embraer's Form F-1 Registration Statement (No. 333-12220) (the "Embraer F-1")).

10.12(a) - Amendment No. 1 to P.A. 3/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(b) - Amendment No. 2 to P.A. 3/96 dated May 22, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(c)* - Amendment No. 3 to P.A. 3/96 dated August 20, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(d)* - Amendment No. 4 to P.A. 3/96 dated October 1, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(e)* - Amendment No. 5 to P.A. 3/96 dated November 12, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(f)* - Amendment No. 6 to P.A. 3/96 dated August 19, 1998 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.l2(g)* - Amendment No. 7 to P.A. 3/96 dated February 19, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(h)* - Amendment No. 8 to P.A. 3/96 dated March 31, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(i)* - Amendment No. 9 to P.A. 3/96 dated October 29, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(j)* - Amendment No. 10 to P.A. 3/96 dated October 20, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(k)* - Amendment No. 11 to P.A. 3/96 dated December 15, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(l)* - Amendment No, 12 to P.A. 3/96 dated February 18, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(m)* - Amendment No. 13 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(n)* - Amendment No. 14 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.12(o)* - Amendment No. 15 to P.A. 3/96 dated July 25, 2000 (incorporated by reference to Exhibit 10.33(o) to the Annual Report on Form 10-K for the year ended -December 31, 2001 filed by Continental Airlines, Inc. (the "Continental 2000 10-K")).

10.12(p)* - Amendment No. 16 to P.A. 3/96 dated July 24, 2000 (incorporated by reference to Exhibit 10.33(p) to the Continental 2000 10-K).

10.12(q)* - Amendment No. 17 to P.A. 3/96 dated November 7, 2000 (incorporated by reference to Exhibit 10.33(q) to the Continental 2000 10-K).

10.12(r)* - Amendment No. 18 to P.A. 3/96 dated November 17, 2000 (incorporated by reference to Exhibit 10.33(r) to the Continental 2000 10-K).

10.12(s)* - Amendment No. 19 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(s)) to the Annual Report on Form 10-K for the year ended December 31, 2001 filed by Continental Airlines, Inc. (the "Continental 2001 10-K").

10.12(t)* - Amendment No. 20 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(t) to the Continental 2001 10-K).

10.12(u)* - Amendment No. 21 to P.A. 3/96 dated October 10, 2001 (incorporated by reference to Exhibit 10.35(u) to the Continental 2001 10-K).

10.12(v)* - Amendment No. 22 to P.A. 3/96 dated January 24, 2002 (incorporated by reference to Exhibit 10.35(v) to the Continental 2001 10-K).

10.12(w)* - Amendment No. 23 to P.A. 3/96 dated February 28, 2002 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-0 for the quarterly period ended March 31, 2002 (the "Continental 10-Q")).

10.12(x)* - Amendment No. 24 to P.A. 3/96 dated March 28, 2002 (incorporated by reference to Exhibit 10.7 to the Continental 10-Q).

10.13* - Letter Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and the Company ("L.A. 4/96") (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.13(a) - Amendment No. 1 to L.A. 4/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.34(a) to the Continental 2000 10-K).

10.13(b)* - Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated July 24, 2000 between Embraer and the Company (incorporated by reference to Exhibit 10.34(b) to the Continental 2000 10-K).

10.13(c)* - Amendment No. 3 to L.A. 4/96 and Amendment No. Ito L.A. 4A/96 (defined below) dated January 24, 2002 between Embraer and ExpressJet (incorporated by reference to Exhibit 10.36(c) to the Continental 2001 10-K).

10.14* - Letter Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental Airlines, the Company and Embraer ("L.A. 4A/96") (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.15* - Letter Agreement DCT 059/2000 dated October 27, 2000 between the Company and Embraer (incorporated by reference to Exhibit 10.36 to the Continental 2000 10-K).

10.16* - Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and the Company ("P.A. 54/98") (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.16(a)* - Amendment No. 1 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.16(b)* - Amendment No. 2 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.16(c)* - Amendment No. 3 to P.A. 54/98 dated October 21, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.16(d) - Amendment No. 4 to P.A. 54/98 dated January 31, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.16(e)* - Amendment No. 5 to P.A. 54/98 dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.16(f)* - Amendment No. 6 to P.A. 54/98 dated April 17, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

10.16(g)* - Amendment No. 7 to P.A. 54/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.37(g) to the Continental 2000 10-K).

10.16(h)* - Amendment No. 8 to P.A. 54/98 dated November 7, 2000 (incorporated by reference to Exhibit 10.37(h) to the Continental 2000 10-K).

10.16(i)* - Amendment No. 9 to P.A. 54/98 dated September 20, 2000 (incorporated by reference to Exhibit 10.37(i) to the Continental 2000 10-K).

10.16(j)* - Amendment No. 10 to P.A. 54/98 dated November 17, 2000 (incorporated by reference to Exhibit 10.37(j) to the Continental 2000 10-K).

10.16(k)* - Amendment No. 11 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(k) to the Continental 2001 10-K).

10.16(l)* - Amendment No. 12 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(l) to the Continental 2001 10-K).

10.16(m)* - Amendment No. 13 to P.A. 54/98 dated October 10, 2001 (incorporated by reference to Exhibit 10.39(m) to the Continental 2001 10-K).

10.16(n)* - Amendment No. 14 to P.A. 54/98 dated January 24, 2002 (incorporated by reference to Exhibit 10.39(n) to the Continental 2001 10-K).

10.17* - Letter of Agreement DCT-055/98 dated December 23, 1998 between the Company and Embraer ("L.A. 55/98") (incorporated by reference to Exhibit -10.38 to the Continental 2000 10-K).

10.17(a)* - Amendment No. 1 to L.A. 55/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.38 (a) to the Continental 2000 10-K).

10.18* - EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental Airlines, the Company and Embraer ("L.A. 135") (incorporated by reference to Exhibit 10.39 to the Continental 2000 10-K).

10.18(a)* - Amendment No. 1 to L.A. 135 (incorporated by reference to Exhibit 10.39(a) to the Continental 2000 10-K).

10.18(b)* - Amendment No. 2 to L.A. 135 (incorporated by reference to Exhibit 10.39(b) to the Continental 2000 10-K).

10.18(c)* - Amendment No. 3 to L.A. 135 dated October 27, 2000 (incorporated by reference to Exhibit 10.39(c) to the Continental 2000 10-K).

10.19* - Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and the Company (incorporated by reference to Exhibit 10.40 to the Continental 2000 10-K).

10.20 - Promissory Note, dated as of March 31, 2001, between Continental Express, Inc. and Continental Airlines, Inc. (incorporated by reference to Exhibit 10.20 to the ExpressJet Form S-1).

10.21 - Memorandum of Understanding dated as of December 31, 2001 between Continental Airlines, Inc. and ExpressJet Airlines, Inc. (incorporated by reference to Exhibit 10.21 to the ExpressJet Form S-1).

* The Securities and Exchange Commission has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.