Form 10-Q
period 2002-06-30
EXPRESSJET HOLDINGS INC
filed 2002-07-23
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 1-31300

EXPRESSJET HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0517977 (I.R.S. Employer Identification No.)

1600 Smith Street, Dept. HQSCE Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

713-324-2639
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X Yes	No

As of July 15, 2002, 64,000,000 shares of common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,

	2002	2001

Operating Revenue................................................	$269,700	$260,089

Operating Expenses:
Wages, salaries, and related costs....................	59,161	51,873
Aircraft rentals.................................................	48,210	41,589
Aircraft fuel......................................................	24,710	30,336
Maintenance, materials and repairs....................	24,046	37,099
Other rentals and landing fees...........................	20,804	19,769
Ground handling...............................................	18,717	18,450
Depreciation and amortization...........................	7,898	5,905
Outside services..............................................	4,393	5,302
Other operating expenses.................................	25,365	22,818

	233,304	233,141

Operating Income..................................................	36,396	26,948

Nonoperating Income (Expense):
Interest expense..............................................	(3,711)	(7,027)
Interest income................................................	1,002	615
Interest capitalized...........................................	254	604
Other, net........................................................	(53)	(310)

	(2,508)	(6,118)

Income before Income Taxes and Dividends.............	33,888	20,830
Income Tax Expense.............................................	(13,292)	(8,214)

Income before Dividends........................................	20,596	12,616

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary....................................................	(146)	-

Net Income...........................................................	$20,450	$12,616

Basic and Diluted Earnings per Common Share.......	$0.33	$0.23

Shared Used in Computing Basic and Diluted Earnings per Common Share (in millions)...........	62.1	54.0

(continued on next page)

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,

	2002	2001

Operating Revenue...............................................	$534,945	$505,032

Operating Expenses:
Wages, salaries, and related costs...................	118,066	100,689
Aircraft rentals.................................................	94,974	80,584
Aircraft fuel.....................................................	46,940	58,111
Maintenance, materials and repairs...................	48,574	69,121
Other rentals and landing fees..........................	43,142	38,484
Ground handling..............................................	36,414	35,752
Depreciation and amortization...........................	15,811	11,185
Outside services..............................................	9,736	11,794
Other operating expenses................................	49,347	45,701

	463,004	451,421

Operating Income................................................	71,941	53,611

Nonoperating Income (Expense):
Interest expense..............................................	(8,141)	(13,099)
Interest income...............................................	2,091	636
Interest capitalized..........................................	599	1,433
Other, net.......................................................	47	(323)

	(5,404)	(11,353)

Income before Income Taxes and Dividends............	66,537	42,258
Income Tax Expense............................................	(25,907)	(16,734)

Income before Dividends........................................	40,630	25,524

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary...................................................	(146)	-

Net Income..........................................................	$40,484	$25,524

Basic and Diluted Earnings per Common Share......	$0.70	$0.47

Shared Used in Computing Basic and Diluted Earnings per Common Share (in millions)..........	58.1	54.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

ASSETS	June 30,	December 31,
	2002	2001

	(Unaudited)
Current Assets:
Cash and cash equivalents.........................	$131,285	$71,877
Accounts receivable, net............................	6,392	7,368
Amounts due from Continental Airlines, Inc.	7,556	14,235
Spare parts, supplies and other, net............	30,489	37,889

Total Current Assets...............................	175,722	131,369

Property and Equipment:
Owned property and equipment:
Flight equipment.....................................	186,520	189,496
Other.....................................................	78,898	70,371

	265,418	259,867
Less: Accumulated depreciation.............	(64,002)	(55,215)

	201,416	204,652

Capital Leases:
Flight equipment.....................................	10,643	10,643
Other.....................................................	4,917	4,917

	15,560	15,560
Less: Accumulated amortization.............	(1,970)	(1,410)

	13,590	14,150

Total Property and Equipment..................	215,006	218,802

Deferred Income Taxes...................................	38,152	59,519
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net.............	12,789	12,789
Airport Operating Rights, net...........................	4,818	4,944
Long-term Note Receivable..............................	5,000	-
Other Assets, net...........................................	472	2,328

Total Assets..........................................	$451,959	$429,751

(continued on next page)

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	June 30,	December31,
STOCKHOLDERS' DEFICIT	2002	2001

	(Unaudited)
Current Liabilities:
Current maturities of note payable to Continental Airlines, Inc. .....................	$48,632	$-
Current maturities of capital leases.........	2,099	2,026
Accounts payable.................................	560	15,147
Accrued maintenance and repair liabilities.................................................................	8,862	14,651
Accrued payroll and related costs...........	24,271	17,770
Accrued other liabilities..........................	34,748	29,240

Total Current Liabilities........................	119,172	78,834

Note Payable to Continental Airlines, Inc.......	346,880	552,312

Capital Leases............................................	5,501	6,568

Other Long Term Liabilities...........................	3,472	6,398

Commitments and Contingencies.................	-	-

Mandatorily Redeemable Preferred Stock of Subsidiary.............................................	5,000	-

Stockholders’ Deficit:
Preferred stock - $.01 par, one share authorized, issued, and outstanding......	-	-
Common stock - $.01 par, 200,000,00 shares authorized, 64,000,000 and 54,000,000 shares issued and outstanding, respectively......................	640	540
Additional paid-in capital.........................	160,171	14,460
Accumulated deficit................................	(188,877)	(229,361)

Total Stockholders’ Deficit....................	(28,066)	(214,361)

Total Liabilities and Stockholders’ Deficit	$451,959	$429,751

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2002	2001

Net Cash Flows from Operating Activities......................	$79,314	$42,538

Cash Flows from Investing Activities:
Capital expenditures...............................................	(21,833)	(44,721)
Proceeds from the transfer of flight equipment to Continental Airlines, Inc.......................................	12,534	-
Proceeds from disposition of equipment...................	1,377	-

Net cash used in investing activities......................	(7,922)	(44,721)

Cash Flows from Financing Activities:
Advance from Continental Airlines, Inc......................	-	71,000
Gross proceeds from issuance of common stock......	160,000	-
Payments related to IPO underwriting discounts and other expenses.............................................	(14,189)
Payments on note payable to Continental Airlines.....	(156,800)	-
Payments on capital lease obligations.....................	(995)	(821)

Net cash (used in)/provided by financing activities	(11,984)	70,179

Net Increase in Cash and Cash Equivalents...................	59,408	67,996

Cash and Cash Equivalents – Beginning of Period..........	71,877	13

Cash and Cash Equivalents – End of Period..................	$131,285	$68,009

Supplemental Cash Flow Information:
Interest paid...........................................................	$8,141	$13,099
Income taxes paid..................................................	$-	$15,212

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

            We are a regional U.S. air carrier engaged in the business of transporting passengers, cargo and mail.  Our sole asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as Continental Express (together, "Express", "we", "us" and "our").  All of our flying is currently performed on behalf of Continental Airlines, Inc. ("Continental") pursuant to a capacity purchase agreement, and all of our revenue is received under this agreement.  We have prepared the quarterly consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Some required information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations.  In the Company’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of June 30, 2002 and the results of our operations and our cash flows for the periods ended June 30, 2002 and 2001.  These adjustments are of a normal, recurring nature.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our prospectus filed with the SEC on April 18, 2002.  The results of operations for the three and six month periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

            Certain reclassifications have been made in the prior year’s financial statements to conform to the current year presentation.

Note 1 - Public Offering of Common Stock and Recapitalization

            We completed the initial public offering (“IPO”) of our common stock, par value $.01 per share, and the related Preferred Stock Purchase Rights (collectively, the “Common Stock”), on April 23, 2002, issuing 10 million shares of our common stock and raising $160.0 million, before underwriting discount and expenses.  On April 23, 2002, we applied $146.8 million of our proceeds from our initial public offering to repay a portion of our note payable to Continental.  Continental also sold 20 million shares of our common stock in the offering.  We did not receive any of the proceeds from the sale of our stock by Continental.  During the second quarter 2002, we recorded a reduction to additional paid-in-capital $14.2 million for our underwriting discount and other expenses related to the IPO.

            As a result of a recapitalization of our capital stock in April 2002 our authorized capital stock now consists of 200 million shares of common stock, par value $.01 per share, and 10 million shares of preferred stock, par value $.01 per share.  Each share of common stock is entitled to one vote per share.  Common stockholders participate ratably in any dividends or distributions on the common stock.  All share and per share amounts in the accompanying financial statements have been adjusted to give effect to the recapitalization.

            One share of a series of preferred stock called special voting preferred stock is currently authorized and outstanding and is owned by Continental.  The special voting preferred stock can be owned only by Continental (or its successor) and its controlled affiliates.  So long as the special

Note 1 - Public Offering of Common Stock and Recapitalization (continued)

voting preferred stock is beneficially owned by one of these parties, its holder will be entitled to elect to our board of directors:

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

            On June 5, 2002, our board of directors appointed three independent directors to our board of directors and Continental appointed one independent director, upon the resignation of David Grizzle, an executive of Continental.  Therefore, our board of directors now consists of nine members, with five directors (four of whom are officers of Continental) elected by Continental pursuant to the terms of the special voting preferred stock.  The board composition is consistent with the terms of the special voting preferred stock, since the initial public offerings reduced Continental’s ownership from 100% to approximately 53%.

            In connection with an internal reorganization completed on April 16, 2002, our subsidiary, ExpressJet Airlines, Inc. issued common stock and one share of Series A Cumulative Mandatorily Redeemable Preferred Stock, par value $.01 per share, ("Series A Preferred Stock") to our subsidiary, XJT Holdings, Inc., in exchange for substantially all of its assets and liabilities.  The Series A Preferred Stock is entitled to receive, on a cumulative basis, dividends at a rate of 14% per annum on a liquidation preference of $5.0 million, is mandatorily redeemable after the tenth anniversary of its issuance date and is callable after the third anniversary of its issuance date.  XJT Holdings, Inc. then sold the Series A Preferred Stock to an independent third party in exchange for a $5.0 million promissory note, with no rights of offset, due April 15, 2012, bearing interest equal to the three-month London interbank offered rate plus 0.6% per annum, payable quarterly commencing on the last business day of July 2002.

            Pursuant to the terms of the Series A Preferred Stock, we declared and accrued $0.1 million of Series A Preferred Stock dividends, payable on July 15, 2002 to holders of record on June 30, 2002, and recognized interest income receivable from the promissory note to be received on July 31, 2002, at an interest rate of 2.64% per annum for the second quarter 2002.

Note 2 - Aircraft Purchase Commitments

            As shown in the following table, our aircraft fleet consisted of 158 regional jets and 20 turboprop aircraft at June 30, 2002.  Our purchase commitments as of June 30, 2002 are also shown below.

Type	Total Aircraft	Owned	Leased	Firm Orders	Options	Seats in Standard Configuration

Regional Jets:
ERJ-145XR	-	-	-	104	100	50
ERJ-145	128	-	128	12	-	50
ERJ-135	30	-	30	-	-	37
	158	-	158	116	100

Turboprop:
ATR-42-320	20	4	16	-	-	46
	20	4	16	-	-
Total	178	4	174	116	100

            We anticipate taking delivery of 51 Embraer regional jet aircraft in 2002 (21 of which were delivered in the first and second quarters) and the remainder of our firm orders through the first quarter of 2005.  We plan to retire from service 27 turboprop aircraft in 2002 (13 of which were removed from service in the first and second quarters) and the remaining turboprop aircraft in the first quarter of 2003.   Continental reimburses us for our net book values and reasonable out-of-pocket expenses associated with the removal of all turboprop aircraft and related parts and equipment from our fleet.

            As of June 30, 2002, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $2.3 billion.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased either to Continental or us.

Note 3 – Income Taxes

            Our tax expense is calculated on a separate company basis.  In conjunction with our April initial public offering, we prospectively separated from Continental’s consolidated federal tax group and will begin filing our own federal tax return.  For the period up to the initial public offering, we are included in the consolidated federal tax return of Continental.  In certain states we will continue filing consolidated or combined returns with Continental until their majority ownership of us ceases.

            At December 31, 2001, we had federal net operating loss carryforwards for tax purposes of $136.0 million, which expire between 2005 and 2021.  No valuation allowance was established for the deferred tax assets related to these net operating loss carryforwards because at December 31, 2001 it was likely that these assets would be realized with sufficient taxable income within Continental's consolidated group.

Note 3 – Income Taxes (continued)

            In conjunction with our IPO, the tax basis of our tangible and intangible assets was increased to fair value.  This increase is expected to result in the utilization of a substantial portion of our state net operating loss carryovers.  The increased tax basis should result in additional tax deductions being available to us over a period of 15 years.  To the extent we generate taxable income sufficient to realize the additional tax deductions, we will be required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We will be required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these future payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, it is recorded as an obligation to Continental within the deferred tax asset account, and the portion we may retain in the future is offset by a valuation allowance.  Both of these items directly offset the step-up in basis of assets in our long term deferred tax asset account.

            To the extent our net operating losses were utilized when the basis of our operating assets was increased, our tax sharing agreement with Continental provides that Continental will reimburse us for any net increase in our cash tax payments resulting from the decreased availability of net operating loss carryovers at the time our payment occurs.  This receivable from Continental for reimbursing the net operating losses utilized is classified as a deferred tax asset since its performance is dependent on our ability to generate taxable income to utilize the net operating loss carryovers initially consumed by the tax basis step-up.

            We believe that our initial public offering created a change in ownership limitation on utilization of our carryforward tax attributes, primarily net operating losses.  This limitation, under Section 382 of the Internal Revenue Code, will limit our utilization of these attributes to offset up to approximately $43 million of post change taxable income per year.  We do not expect this limitation to have any impact on our financial condition.

Note 4 – Stabilization Act Compensation

            On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”).  The Stabilization Act provided cash grants to commercial air carriers as compensation for (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any Federal Aviation Administration (“FAA”) mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and (2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks.  We recognized a $24.9 million grant under the Stabilization Act for the year ended December 31, 2001.  In May 2002, we finalized our application for compensation with actual operating and financial results for the period of September 11, 2001 to December 31, 2001.  As a result, we recorded an additional $0.2 million in compensation in the accompanying consolidated statements of operations. As of June 30, 2002, we expected to receive in cash the remaining $1.2 million grant by September 30, 2002.

Note 5 - Other

            In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  Effective January 1, 2002, we adopted SFAS 142 and discontinued amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, which will result in reduced expense of approximately $1.1 million on an annualized basis.  We performed the first of these impairment tests as of January 1, 2002 and determined that we did not have any impairment of our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets upon adoption based on our assessment of fair values.

            Pro forma results for the three months and six months ended June 30, 2001, assuming the discontinuation of amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, are shown below:

(in Millions)	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Reported net income...................................	$12.6	$25.5
Reorganization value amortization................	0.2	0.4

Adjusted net income...................................	$12.8	$25.9

Basic and diluted earnings per share:
As reported..............................................	$0.23	$0.47
Reorganization value amortization..............	-	.01

As adjusted.............................................	$0.23	$0.48

            In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 supersedes Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121") and the portion of the Accounting Principles Board Opinion No. 30 that deals with disposal of a business segment.  Effective January 1, 2002, we adopted SFAS 144, which did not have an effect on our results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  ExpressJet Holdings, Inc. and its wholly owned subsidiaries, XJT Holdings, Inc., and ExpressJet Airlines, Inc., which operates as Continental Express (together "Express", "we", "us" and "our"), rely on the safe harbor of the act in making such disclosures.  When used in this document, the words “anticipate”, “estimate”, “project”, “expect” and similar expressions are intended to identify forward-looking statements.  The statements regarding our deferred tax benefits, future operating costs, growth and capital expenditures, including plans with respect to additions to our fleet, are forward-looking statements.  These statements reflect our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact revenues, costs, operating results, earnings per share, and capacity include, but are not limited to, our dependence on our capacity purchase agreement with Continental Airlines, Inc. (“Continental”); our ability to implement our growth strategy; regulatory developments and costs, including the costs and other effects of enhanced security measures and other possible FAA requirements; our dependence on Continental’s financial and operational strength; labor costs and relations, including the results of union contract negotiations; flight disruptions as a result of operational matters; our high leverage; certain tax matters; competition and industry conditions; and the seasonal nature of the airline business.  Additional information concerning risk factors that could cause our actual results to differ materially from those in the forward-looking statements are described in our filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 dated April 17, 2002.  In light of these risks, uncertainties and assumptions, the events described in the following forward looking statements might not occur or might occur to a materially different extent or at a materially different time than described in this filing.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2002 as compared to the corresponding period ended June 30, 2001.

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001

General

            We recorded net income available to common stockholders of $20.5 million for the three months ended June 30, 2002 and $12.6 million for the same period in 2001.

            Operating income reflected a 13.5% operating margin for the second quarter of 2002, as compared to an operating margin of 10.4% for the same period in 2001.  We currently receive all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us per block hour flown by our aircraft together with certain incentive payments and reimbursements.  Our 13.5% operating margin included the impact of $3.8 million in performance incentive payments (accounting for 1.2 points of our operating margin) and other expense savings, as a result of cost control measures and excellent operating performance.  The $3.8 million performance incentive payments were due to our higher than expected controllable completion factor of 99.9% for the second quarter 2002 (versus a 98.9% controllable completion factor for same period in 2001).  These payments were calculated by comparing our actual controllable completion factor for the second quarter 2002 to our historical controllable completion factors.  Under the capacity purchase agreement, a substantial portion of our costs are reconciled for differences between our actual costs and the expected costs included in our block hour rates to allow us to operate within an operating margin band of 8.5% to 11.5% ("costs within the margin band").  During the second quarter, our actual costs within the margin band were favorable to the estimates used in the block hour rates; thus, our operating margin exceeded the 11.5%.  The favorable results were primarily due to savings in maintenance, materials and repair services and passenger servicing expenses.  Consequently, we made a $3.0 million reconciliation payment to Continental in the second quarter.

Operating Revenue

            Operating revenue increased 3.7%, or $9.6 million, to $269.7 million during the three months ended June 30, 2002 from $260.1 million during the same period in 2001.  The increase in operating revenue is mainly due to an 11.7% increase in the amount paid by Continental per block hour under our capacity purchase agreement.  The average rate per block hour increased due to increases in the operation of our regional jets versus turboprops, which have higher rates per block hour than the turboprops.   This rate increase was partially offset by a 7.2% decrease in actual block hours flown, caused by a 6.2% decrease in average daily utilization.  The decrease in average daily utilization was due to Continental's continued reduction in scheduled flights.

Operating Expenses

            Wages, salaries, and related costs increased 14.1%, or $7.3 million, to $59.2 million during the three months ended June 30, 2002 from $51.9 million during the same period in 2001, primarily due to the following factors:

Higher wage rates for pilots as a result of the higher mix of jets in our fleet in 2002;
A more senior pilot workforce, due to the reduction-in-force after the September 11, 2001 events;
Higher number of maintenance employees (17.4% increase), due to the in-sourcing of some of our routine maintenance activities; and
Higher profit sharing expense, as a result of our financial performance (accounting for 2.5 points of the total increase).

            Aircraft rentals increased 15.9%, or $6.6 million, to $48.2 million during the three months ended June 30, 2002 from $41.6 million during the same period in 2001, as a result of a 35% increase in the average number of regional jets in our fleet from June 30, 2001 to June 30, 2002, offset by a decrease in the number of turboprop in our fleet for the same period.

            Aircraft fuel expense decreased 18.5%, or $5.6 million, to $24.7 million during the three months ended June 30, 2002 from $30.3 million during the same period in 2001.  Although fuel consumption increased 7.5% due to our replacement of turboprop aircraft with regional jets, the price of fuel decreased 24.3%, or 19.6 cents per gallon, to 61.1 cents per gallon during the three months ended June 30, 2002 from 80.7 cents per gallon during the same period in 2001.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price equal to the lower of the actual cost of fuel and an agreed-upon cap.  Our caps on fuel are 61.1 cents and 80.9 cents per gallon for 2002 and 2001, respectively.

            Maintenance, materials and repairs decreased 35.3%, or $13.1 million, to $24.0 million during the three months ended June 30, 2002 from $37.1 million during the same period in 2001.  This decrease was primarily due to the in-sourcing of some of our routine maintenance activities in 2002, which reduced our maintenance expense by approximately $4.2 million.  Furthermore, fewer major maintenance overhauls and miscellaneous overhead were necessary, as our mix of aircraft during the three months ended June 30, 2002 consisted of a higher number of the newer regional jets versus older turboprop aircraft as compared to the same period in 2001.

            Other rentals and landing fees increased 5.1%, or $1.0 million, to $20.8 million during the three months ended June 30, 2002 from $19.8 million during the same period in 2001, primarily due to higher facilities rent and landing fees resulting from an increase in regional jet departures and increased rates imposed by airport authorities in the aftermath of the terrorist attacks of September 11, 2001.

            Ground handling expenses increased 1.1%, or $0.2 million, to $18.7 million during the three months ended June 30, 2002 from $18.5 million during the same period in 2001, primarily due to higher servicing charges to fuel our planes, offset by the in-sourcing of ground handling to our own employees at certain airports.

            Depreciation and amortization increased 33.9%, or $2.0 million, to $7.9 million during the three months ended June 30, 2002 from $5.9 million during the same period in 2001, primarily due to accelerated depreciation of spare parts during the year related to the retirement of our EMB-120 turboprops on June 30, 2002.  Continental reimburses us for our net book values and reasonable out-of-pocket expenses associated with the removal of all turboprop aircraft and related parts and equipment from our fleet.

            Outside services costs decreased 17.0%, or $0.9 million, to $4.4 million during the three months ended June 30, 2002 from $5.3 million during the same period in 2001.  This decrease was primarily due to decreases in vendor charges for deicing, snow removal and other similar costs as a result of fewer weather related incidents.  The decrease was offset by increases in Continental administrative fees for centralized services and infrastructure costs, including technology, accounting, legal, treasury, human resources and risk management.

            Other operating expense increased 11.4%, or $2.6 million, to $25.4 million during the three months ended June 30, 2002 from $22.8 million during the same period in 2001.  This increase was primarily due to increases in insurance costs as a result of the terrorist attacks of September 11, 2001 and other incidental costs resulting from our replacement of turboprop aircraft with regional jets.  This increase was offset by decreases in passenger servicing costs (due to increased operating efficiency and higher than historical completion factors), employee travel expenses (due to fewer block hours flown) and an expense credit from our final application for a grant under the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”).  See “Note 4” of our Notes to Consolidated Financial Statements.

Nonoperating Expenses

            Interest expense, net, decreased 59.0%, or $3.6 million, to $2.5 million during the three months ended June 30, 2002 from $6.1 million during the same period in 2001.  The majority of interest expense is related to our note payable to Continental, which bore annual interest of 3.1% and 5.0% for the three months ended June 30, 2002 and 2001, respectively.  Effective March 31, 2001, net amounts due Continental were converted into a long-term note of $552.3 million, which bore interest at a fixed rate of 5.0% through June 30, 2001.  For subsequent quarters the rate was set at the three-month London interbank offered rate plus 1.25% per annum, subject to a cap of 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004.  There is no interest rate cap beyond 2004.  In addition, interest expense was further reduced as we applied $146.8 million of our proceeds from our initial public offering to repay a portion of our note payable to Continental on April 23, 2002.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

General

            We recorded net income available to common stockholders of $40.5 million for the six months ended June 30, 2002 and $25.5 million for the same period in 2001.

            Operating income reflected a 13.5% operating margin for the six months ended June 30, 2002, as compared to an operating margin of 10.6% for the same period in 2001.  Our 13.5% operating margin included the impact of $8.0 million in performance incentive payments (accounting for 1.3 points of our operating margin), a one time reduction in maintenance expense of $1.6 million relating to the termination of our turboprop engine maintenance contract in March 2002, and other expense savings, as a result of cost control measures and excellent operating performance.  The $8.0 million performance incentive payments were due to our higher than expected controllable completion factor of 99.8% for the six months ended June 30, 2002 (versus 98.6% controllable completion factor for same period in 2001.  During the second quarter, our actual costs were favorable to the estimates used in the block hour rates; thus, our operating margin exceeded the 8.5% to 11.5% margin band under the capacity purchase agreement.  The favorable results were primarily due to savings in maintenance, materials and repair services and passenger servicing expenses.  Consequently, we made a $3.0 million reconciliation payment to Continental in the second quarter.  No such reconciliation payment was made to Continental during the first quarter of 2002 as our actual costs within the margin band did not exceed the expected costs.

Operating Revenue

            Operating revenue increased 5.9%, or $29.9 million, to $534.9 million during the six months ended June 30, 2002 from $505.0 million during the same period in 2001.  The increase in operating revenue is mainly due to a 12.3% increase in the amount paid by Continental per block hour per our capacity purchase agreement.  The average rate per block hour increased due to increases in the operation of our regional jets versus turboprops, which have higher rate per block hour than the turboprops.   This rate increase was partially offset by a 5.7% decrease in actual block hours flown, caused by a 6.0% decrease in average daily utilization.  The decrease in average daily utilization was due to Continental's continued reduction in scheduled flights.

Operating Expenses

            Wages, salaries, and related costs increased 17.3%, or $17.4 million, to $118.1 million during the six months ended June 30, 2002 from $100.7 million during the same period in 2001, primarily due to the following factors:

Higher wage rates for pilots as a result of the higher mix of jets in our fleet in 2002;
A more senior pilot workforce, due to the reduction-in-force after the September 11, 2001 events;
Higher number of maintenance employees (17.4% increase), due to the in-sourcing of some of our routine maintenance activities; and
Higher profit sharing expense, as a result of our financial performance (accounting for 2.5 points of the total increase).

            Aircraft rentals increased 17.9%, or $14.4 million, to $95.0 million during the six months ended June 30, 2002 from $80.6 million during the same period in 2001, reflecting a 37% increase in the average number of regional jets in our fleet from June 30, 2001 to June 30, 2002, offset by a decrease in the number of turboprop in our fleet for the same period.

            Aircraft fuel expense decreased 19.3%, or $11.2 million, to $46.9 million during the six months ended June 30, 2002 from $58.1 million during the same period in 2001.  Although fuel consumption increased 8.3% due to our replacement of turboprop aircraft with regional jets, the price of fuel decreased 25.4%, or 20.5 cents per gallon, to 60.3 cents per gallon during the six months ended June 30, 2002 from 80.8 cents per gallon during the same period in 2001.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price equal to the lower of the actual cost of fuel and an agreed-upon cap.  Our caps on fuel are 61.1 cents and 80.9 cents per gallon for 2002 and 2001, respectively.

            Maintenance, materials and repairs decreased 29.7%, or $20.5 million, to $48.6 million during the six months ended June 30, 2002 from $69.1 million during the same period in 2001.  This decrease was primarily due to the following factors:

The in-sourcing of some of our routine maintenance activities in 2002, which reduced our maintenance expense by approximately $7.3 million;
A one-time reduction in maintenance expenses of $1.6 million relating to the termination of our turboprop engine maintenance contract in March 2002; and

Fewer major maintenance overhauls and miscellaneous overhead, as our mix of aircraft during the six months ended June 30, 2002 consisted of a higher number of the newer regional jets versus older turboprop aircraft.

            Other rentals and landing fees increased 12.0%, or $4.6 million, to $43.1 million during the six months ended June 30, 2002 from $38.5 million during the same period in 2001, primarily due to higher facilities rent and landing fees resulting from an increase in regional jet departures and increased rates imposed by airport authorities in the aftermath of the terrorist attacks of September 11, 2001.

            Ground handling expenses increased 1.7%, or $0.6 million, to $36.4 million during the six months ended June 30, 2002 from $35.8 million during the same period in 2001, primarily due to higher servicing charge required to fuel our planes and higher cabin cleaning costs as a result of increased departures of our regional jets, offset by the in-sourcing of ground handling to our own employees at certain airports.

            Depreciation and amortization increased 41.1%, or $4.6 million, to $15.8 million during the six months ended June 30, 2002 from $11.2 million during the same period in 2001, primarily due to accelerated depreciation of spare parts related to the retirement of our EMB-120 turboprops on June 30, 2002.  Continental reimburses us for our net book values and reasonable out-of-pocket expenses associated with the removal of all turboprop aircraft and related parts and equipment from our fleet.

            Outside services costs decreased 17.8%, or $2.1 million, to $9.7 million during the six months ended June 30, 2002 from $11.8 million during the same period in 2001.  This decrease was primarily due to decreases in vendor charges for deicing, snow removal and other similar costs as a result of fewer weather related incidents.  The decrease was offset by increases in Continental administrative fees for centralized services and infrastructure costs, including technology, accounting, legal, treasury, human resources and risk management.

            Other operating expense increased 7.9%, or $3.6 million, to $49.3 million during the six months ended June 30, 2002 from $45.7 million during the same period in 2001.  This increase was primarily due to increases in insurance costs as a result of the terrorist attacks of September 11, 2001 and other incidental costs resulting from our replacement of turboprop aircraft with regional jets.  This increase was offset by decreases in passenger servicing costs (due to increased operating efficiency and higher than historical completion factors), employee travel expenses (due to fewer block hours flown) and an expense credit from our final application for a grant under the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”).  See “Note 4” of our Notes to Consolidated Financial Statements.

Nonoperating Expenses

            Interest expense, net, decreased 52.6%, or $6.0 million, to $5.4 million during the six months ended June 30, 2002 from $11.4 million during the same period in 2001. The majority of interest expense is related to the note payable to Continental, which bore annual interest of 3.2% and 5.0% for the six months ending June 30, 2002 and 2001, respectively.  Effective March 31, 2001, net amounts due Continental were converted into a long-term note of $552.3 million, which bore interest at a fixed rate of 5.0% through June 30, 2001.  For subsequent quarters the rate was set at the three-month London interbank offered rate plus 1.25% per annum subject to a cap of 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004.  There is no interest rate cap beyond 2004.  In addition, interest expense was further reduced as we applied $146.8 million of our proceeds from our initial public offering to repay a portion of our note payable to Continental on April 23, 2002.

CERTAIN STATISTICAL INFORMATION

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended June 30,
			Increase/ (Decrease)
	2002	2001

Revenue Passenger Miles (millions) (1)	1,003	932	7.6%
Available Seat Miles (millions) (2)	1,533	1,403	9.3%
Passenger Load Factor (3)	65.4%	66.4%	(1.0	pt)
Operating Cost per Available Seat Mile (cents)	15.22	16.61	(8.4%)
Average Price per Gallon of Fuel Excluding
Fuel Taxes (cents)	61.10	80.66	(24.2%)
Fuel Gallons Consumed (millions)	40.4	37.6	7.5%
Average Length of Aircraft Flight (miles)	408	375	8.8%
Block Hours (thousands) (4)	124,843	134,481	(7.2%)
Actual Aircraft in Fleet at End of Period	178	180	(1.1%)
Average Daily Utilization of Each Aircraft (5)	7 hrs 53 min	8 hrs 24 min	(6.2%)
Controllable Completion Factor (6)	99.9%	98.9%	1.0	pt
Completion Factor	99.1%	96.6%	2.5	pts

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(6)	Controllable completion factor is the actual number of completed flights, excluding cancelled flights due to weather and air traffic control, divided by the number of scheduled flights.

CERTAIN STATISTICAL INFORMATION (continued)

An analysis of certain statistical information for the periods indicated is as follows:

	Six Months Ended June 30,
			Increase/ (Decrease)
	2002	2001

Revenue Passenger Miles (millions) (1)	1,838	1,665	10.4%
Available Seat Miles (millions) (2)	2,956	2,692	9.8%
Passenger Load Factor (3)	62.2%	61.8%	0.4	pt
Operating Cost per Available Seat Mile (cents)	15.67	16.77	(6.6%)
Average Price per Gallon of Fuel Excluding
Fuel Taxes (cents)	60.30	80.78	(25.4%)
Fuel Gallons Consumed (millions)	77.9	71.9	8.3%
Average Length of Aircraft Flight (miles)	403	370	8.9%
Block Hours (thousands) (4)	247,283	262,203	(5.7%)
Actual Aircraft in Fleet at End of Period	178	180	(1.1%)
Average Daily Utilization of Each Aircraft (5)	7 hrs 53 min	8 hrs 23 min	(6.0%)
Controllable Completion Factor (6)	99.8%	98.6%	1.2	pts
Completion Factor	99.1%	95.4%	3.7	pts

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(6)	Controllable completion factor is the actual number of completed flights, excluding cancelled flights due to weather and air traffic control, divided by the number of scheduled flights.

LIQUIDITY AND CAPITAL COMMITMENTS

            As of June 30, 2002, we had $131.3 million in cash and cash equivalents compared to $71.9 million as of December 31, 2001.  During the first six months of 2002, cash and cash equivalents increased by $59.4 million, reflecting net cash provided by operating activities of $79.3 million, net cash used in investing activities of $7.9 million, and net cash used in financing activities of $12.0 million.  The net cash provided by operating activities was primarily the result of net income for the period of $40.6 million, deferred income taxes of $25.9 million and non-cash depreciation and amortization expenses of $15.8 million, offset by decreases in accounts payable and other accrued liabilities of $20.6 million.  We received a $9.1 million tax rebate from Continental as a result of the finalization of our 2001 consolidated tax returns, under a previous tax sharing agreement.   Additionally, most of our current tax expenses are deferred, as a result of our tax sharing agreement with Continental.  (See “Deferred Income Tax Assets” below.)  The decreases in accounts payable and other accrued liabilities were primarily due to quarterly payments for certain taxes and timing of payment for payroll and various vendors.  The net cash used in investing activities consisted primarily of purchases of property and equipment, offset by proceeds from the transfer of flight equipment and parts related to turboprops to Continental.  Financing activities consisted primarily of our payments on our note payable to Continental, offset by our net proceeds from our initial public offering completed on April 23, 2002.

Relationship with Continental Airlines

            We currently receive all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us specified rates per block hour flown by our aircraft, together with certain incentive payments and reimbursements.  As a result, we are dependent on Continental and can be directly affected by the financial and operational strength of Continental.  Continental reported a net loss of  $294.9 million for the six months ended June 30, 2002, and has announced that it also expects to incur a significant loss for the full year 2002.  Continental's ability to make payments to us under the capacity purchase agreement, and the amount of such payments, is affected by the financial and operational strength of Continental.  Continental could also reduce the level of its commitment under our capacity purchase agreement or reduce its utilization of our aircraft under the agreement as a result of any reduction in its market share or growth.  For a detailed discussion of Continental's results of operations, please see its report on Form 10-Q for the quarterly period ending June 30, 2002 as filed with the SEC.  In addition, refer to “Note 3” of the footnotes to the financial statements in such Form 10-Q, which sets forth Continental’s disclosure of its future minimum non-cancelable commitments under the capacity purchase agreement.

            We completed the initial public offering (“IPO”) of our common stock on April 23, 2002, issuing 10 million shares of our common stock and raising $160.0 million, before underwriting discount and expenses.  Also on April 23, 2002, we applied $146.8 million of our proceeds from our initial public offering to repay a portion of our note payable to Continental.  We did not receive any of the proceeds from the sale of our stock by Continental.  Additionally, as of June 30, 2002, we recorded a reduction to additional paid-in-capital $14.2 million for our underwriting discount and other expenses related to this IPO.  For a detailed discussion of our IPO, please see our prospectus dated April 17, 2002 as filed with the SEC.

            On June 30, 2002, we made a voluntary principal payment of $10.0 million to reduce our note payable to Continental to $395.5 million.  Principal payments on this note are not required until March 31, 2003.

            As of June 30, 2002, we also had approximately $7.6 million (including current maturities) of capital lease obligations.

Purchase Commitments

            As of June 30, 2002, we had firm commitments to acquire 116 Embraer regional jets.  The estimated aggregate cost of these firm commitments is approximately $2.3 billion, although we will not have any obligation to take any such aircraft that are not financed by a third party and either leased to us or Continental.  We also have options to purchase an additional 100 Embraer regional jets.

            In the first half of 2002, we spent $21.8 million in capital expenditures and currently project cash outlays related to fleet and non-fleet capital expenditures of to be approximately $71.2 million for the remainder of the year.

            We expect to fund our future capital commitments through internally generated funds together with general financings and aircraft financing transactions.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Aircraft Leases

            We have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2002 and 2017.  As of June 30, 2002, our expected total minimum annual rental payments for 2002 under current and future non-cancelable aircraft operating leases are approximately $201.4 million.  A substantial portion of our aircraft is leased directly by Continental from third parties, and is in turn subleased to us.  If Continental were to default under these leases, our ability to retain access to the subject aircraft could be adversely affected.

            Under our capacity purchase agreement with Continental and our agreements with Empresa Brasileira de Aeronautica, S.A. (“Embraer”), Continental will acquire or lease all of our current firm order aircraft and sublease these aircraft to us, although neither we nor Continental has any obligation to acquire or lease any of these aircraft that are not financed by a third party and leased either to us or Continental.   Continental is not required to provide any financing for our Embraer option aircraft or any other aircraft that we may acquire.  In addition, Continental may require us to substitute aircraft subject to our existing Embraer options for aircraft that have been removed from the terms of the capacity purchase agreement but that we continue to sublease from Continental.  If Continental elects to do this, it will be entitled to terminate our sublease and take possession of the replaced aircraft on the aircraft's scheduled delivery date.  However, we will be required to finance the option aircraft independent of Continental, and even if we are unable to finance the option aircraft or the option aircraft is not delivered for any other reason, Continental will still be entitled to cancel the sublease and take possession of the replaced aircraft, resulting in a decrease in the size of our aircraft fleet.  Since we will be subject to a continuing risk of losing aircraft removed from the terms of the capacity purchase agreement that are subject to subleases with Continental if we are not able to finance a replacement option aircraft, we may be unable to enter into contracts with other carriers to sell the capacity of those aircraft.  In addition, Continental may terminate the sublease relating to, and take possession of, any of our aircraft that has been removed from the terms of the capacity purchase agreement to the extent that Continental provides us with an equivalent replacement aircraft.  We will be required to use commercially reasonable efforts to finance the replacement aircraft.  If we are unable to obtain financing after using commercially reasonable efforts, we will not be required to exchange our aircraft for the replacement aircraft.  There is no assurance that, if Continental exercises its rights to replace an aircraft, we will be able to obtain alternative financing or that the terms of any such alternative financing will be comparable to those in our subleases with Continental.

Deferred Income Tax Assets

            Our tax expense is calculated on a separate company basis.  In conjunction with our April initial public offering, we prospectively separated from Continental’s consolidated federal tax group and will begin filing our own federal tax return.  For the period up to the initial public offering, we are included in the consolidated federal tax return of Continental.  In certain states we will continue filing consolidated or combined returns with Continental until their majority ownership of us ceases.

            At December 31, 2001, we had federal net operating loss carryforwards for tax purposes of $136.0 million, which expire between 2005 and 2021.  No valuation allowance was established for the deferred tax assets related to these net operating loss carryforwards because at December 31, 2001 it was likely that these assets would be realized with sufficient taxable income within Continental's consolidated group.  Our original tax agreement ceased to exist as a result of our initial public offering and was replaced with a new tax agreement with Continental dated as of April 17, 2002.

            In conjunction with our IPO, the tax basis of our tangible and intangible assets was increased to fair value.  This increase is expected to result in the utilization of a substantial portion of our state net operating loss carryovers.  The increased tax basis should result in additional tax deductions being available to us over a period of 15 years.  To the extent we generate taxable income sufficient to realize the additional tax deductions, we will be required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We will be required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these future payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, it is recorded as an obligation to Continental within the deferred tax asset account, and the portion we may retain in the future is offset by a valuation allowance.  Both of these items offset the step-up in basis of assets in our long term deferred tax asset account.

            To the extent our net operating losses were utilized when the basis of our operating assets was increased, our tax sharing agreement with Continental provides that Continental will reimburse us for any net increase in our cash tax payments resulting from the decreased availability of net operating loss carryovers at the time our payment occurs.  This receivable from Continental for reimbursing the net operating losses utilized is recorded as a deferred tax asset since its performance is dependent on our ability to generate taxable income to utilize the net operating loss carryovers initially consumed by the tax basis step-up.

            We believe that our initial public offering created a change in ownership limitation on utilization of our carryforward tax attributes, primarily net operating losses.  This limitation, under Section 382 of the Internal Revenue Code, will limit our utilization of these attributes to offset up to approximately $43 million of post change taxable income per year.  We do not expect this limitation to have any impact on our financial condition.

Future Costs

            We believe that our costs are likely to be affected in the future by:

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

Other Commitments

            Our contract with the Air Line Pilots Association (“ALPA”), which was ratified in October 1998, becomes amendable in October 2002.  We began contract discussions with the union in July 2002.

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

Aircraft Fuel

            Our results of operations have been significantly impacted by changes in the price of aircraft fuel.  During 2001 and 2000, aircraft fuel accounted for 12.2% of our operating expenses, excluding the "Stabilization Act" grant in 2001 and fleet disposition/impairment losses in 2000.  Although we have not been a party to any derivative financial instruments, we were previously covered under some of Continental's risk management programs.  For the three and six months ended June 30, 2002, our fuel expense accounted for 10.6% and 10.1% of total operating expenses, respectively. During 2001 and 2000, Continental entered into agreements such as petroleum call options, petroleum swap contracts and jet fuel purchase commitments to hedge against a sharp increase in jet fuel prices.  Continental allocated to us a portion of the gains and losses on these contracts based on a relative proportion of jet fuel consumed.  Effective January 1, 2001, we entered into the capacity purchase agreement, which expires December 31, 2010 (subject to extensions by Continental through 2030 and its right to terminate the agreement without cause after January 1, 2006 upon 12 months' notice or for cause at any time), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur an expense equal to the lower of the actual cost of the fuel and an agreed-upon cap.  In 2001, our average fuel price was 76.0 cents per gallon (which was below our agreed-upon cap of 80.9 cents per gallon).  Our fuel expense for 2002 will be the lower of the actual cost of fuel and 61.1 cents per gallon, and thereafter will be the lower of the actual cost of fuel and 66.0 cents per gallon.  For the three and six months ended June 30, 2002, the actual cost of fuel was 61.1 and 60.3 cents per gallon, respectively, versus 80.7 and 80.8 for the same periods in 2001.  Under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.

Interest Rates

            As of June 30, 2002, we had firm commitments to acquire 116 Embraer regional jets, which we expect to lease from Continental.  Changes in interest rates may impact the actual cost to us for the related leasing transactions in the future.  However, under our capacity purchase agreement, our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential exposure with respect to our note payable to Continental, which bears interest at a floating rate of the three-month London interbank offered rate plus 1.25% per annum capped at 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004.  Beyond 2004 there is no cap on the interest rate.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates up to the capped rate or by one percentage point for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.8 million (capped) and $4.2 million in interest expense for the six months ended June 30, 2002 and for the year ended December 31, 2001.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

            None.

Item 2.        Changes in Securities and Use of Proceeds.

            We filed a registration statement on Form S-1 (Registration No. 333-64808) relating to an initial public offering of our common stock, par value $.01 per share, and the related Preferred Stock Purchase Rights (collectively, the "Common Stock"), as well as the offer and sale of shares of Common Stock by Continental.  This registration statement registered 29.9 million shares of Common Stock and was declared effective by the Securities and Exchange Commission on April 17, 2002.  Also on April 17, 2002, we filed a registration statement on Form S-1 (Registration No. 333-86474), which became effective upon filing pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the "Securities Act"), registering an additional 4.6 million shares of Common Stock.  In the offering, which closed on April 23, 2002, we sold 10.0 million shares of Common Stock and Continental sold 20.0 million shares of Common Stock.  The remaining 4.5 million shares of Common Stock registered by the combined registration statements were available to be sold by Continental pursuant to the underwriters' over-allotment option, which the underwriters may have exercised anytime on or before May 17, 2002.   This over-allotment option was not exercised.

            As of June 30, 2002, we applied $146.8 million of our proceeds from our initial public offering to repay a portion of our note payable to Continental.  We did not receive any of the proceeds from the sale of our stock by Continental.  Additionally, we incurred $10.2 million in underwriting discount and $4.0 million in other expenses related to this IPO.

Item 3.        Defaults Upon Senior Securities.

       None.

Item 4.        Submission of Matters to a Vote of Security Holders.

            We executed a written consent in lieu of a special meeting on April 16, 2002.  Refer to our disclosure of this item in our “Part II - Item 4” of the Company’s Report on Form 10-Q for the period ended March 31, 2002.

Item 5.        Other Information.

       None.

Item 6.        Exhibits and Reports on Form 8-K.

                    (a)     Exhibits:

                             See accompanying index to exhibits.

                    (b)     Reports on Form 8-K:

(i)	Report dated June 3, 2002 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release reporting May operational performance.
(ii)

Report dated June 5, 2002 reporting Item 5.  “Other Events”. No financial statements were filed with this report, which included a press release announcing the appointments of four new members to the Board of Directors of the Company.

(iii)

Report dated June 11, 2002 reporting Item 7 and Item 9.  “Financial Statements and Exhibits” and “Regulation FD Disclosure”.  No financial statements were filed with the report, which included an Exhibit Index related the press release announcing the Company’s projected revenue and other operational statistics for the year ended December 31, 2002 and exhibits related to the presentation provided at the Merrill Lynch Global Transportation Conference.

(iv)	Report dated July 1, 2002 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release reporting June operational performance.

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

10.1	Amended and Restated Tax Agreement by and between Continental Airlines, Inc., ExpressJet Holdings, Inc. and ExpressJet Airlines, Inc. dated July 22, 2002.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: July 23, 2002	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer