Form 10-Q
period 2002-09-30
EXPRESSJET HOLDINGS INC
filed 2002-10-23
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
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

As of October 18, 2002, 64,000,000 shares of common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,

	2002	2001

Operating Revenue................................................	$270,149	$250,559

Operating Expenses:
Wages, salaries and related costs.....................	58,075	56,763
Aircraft rentals.................................................	50,688	43,937
Aircraft fuel......................................................	26,046	29,144
Maintenance, materials and repairs....................	24,070	39,154
Other rentals and landing fees...........................	21,207	16,575
Ground handling...............................................	18,429	19,299
Depreciation and amortization...........................	6,088	5,839
Outside services..............................................	4,698	4,933
Hull and war risk related insurance.....................	4,678	518
Government grant.............................................	(381)	(12,100)
Other operating expenses.................................	19,166	20,236

	232,764	224,298

Operating Income..................................................	37,385	26,261

Nonoperating Income (Expense):
Interest expense, net........................................	(2,919)	(7,310)
Interest income................................................	845	647
Other, net........................................................	62	91

	(2,012)	(6,572)

Income before Income Taxes and Dividends.............	35,373	19,689
Income Tax Expense.............................................	(13,724)	(7,777)

Income before Dividends........................................	21,649	11,912

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary....................................................	(173)	-

Net Income...........................................................	$21,476	$11,912

Basic and Diluted Earnings per Common Share.......	$0.34	$0.22

Shared Used in Computing Basic and Diluted Earnings per Common Share.............................	64,000	54,000

(continued on next page)

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended September 30,

	2002	2001

Operating Revenue...............................................	$805,094	$755,590

Operating Expenses:
Wages, salaries and related costs....................	176,142	157,452
Aircraft rentals.................................................	145,662	124,520
Aircraft fuel.....................................................	72,986	87,254
Maintenance, materials and repairs...................	72,630	108,275
Other rentals and landing fees..........................	64,635	55,301
Ground handling..............................................	54,851	55,052
Depreciation and amortization...........................	21,900	17,024
Outside services..............................................	14,425	16,727
Hull and war risk related insurance....................	13,850	2,422
Government grant............................................	(541)	(12,100)
Other operating expenses................................	59,228	63,796

	695,768	675,723

Operating Income................................................	109,326	79,867

Nonoperating Income (Expense):
Interest expense, net.......................................	(10,461)	(18,975)
Interest income...............................................	2,937	1,282
Other, net.......................................................	108	(232)

	(7,416)	(17,925)

Income before Income Taxes and Dividends............	101,910	61,942
Income Tax Expense............................................	(39,631)	(24,509)

Income before Dividends........................................	62,279	37,433

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary...................................................	(319)	-

Net Income..........................................................	$61,960	$37,433

Basic and Diluted Earnings per Common Share......	$1.03	$0.69

Shared Used in Computing Basic and Diluted Earnings per Common Share............................	60,081	54,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

ASSETS	September 30,	December 31,
	2002	2001

	(Unaudited)
Current Assets:
Cash and cash equivalents.........................	$146,782	$71,877
Accounts receivable, net............................	14,044	7,368
Amounts due from Continental Airlines, Inc.	1,464	14,235
Spare parts, supplies and other, net............	30,474	37,889

Total Current Assets...............................	192,764	131,369

Property and Equipment:
Owned property and equipment:
Flight equipment.....................................	193,777	189,496
Other.....................................................	83,189	70,371

	276,966	259,867
Less: Accumulated depreciation.............	(68,387)	(55,215)

	208,579	204,652

Capital Leases:
Flight equipment.....................................	10,643	10,643
Other.....................................................	4,917	4,917

	15,560	15,560
Less: Accumulated amortization.............	(2,255)	(1,410)

	13,305	14,150

Total Property and Equipment..................	221,884	218,802

Deferred Income Taxes...................................	24,288	59,519
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net.............	12,789	12,789
Airport Operating Rights, net...........................	4,756	4,944
Long-term Note Receivable..............................	5,000	-
Other Assets, net...........................................	471	2,328

Total Assets..........................................	$461,952	$429,751

(continued on next page)

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	September 30,	December 31,
STOCKHOLDERS’ DEFICIT	2002	2001

	(Unaudited)
Current Liabilities:
Current maturities of note payable to Continental Airlines, Inc..........................	$75,066	$-
Current maturities of capital leases.............	2,136	2,026
Accounts payable......................................	10,220	15,147
Accrued maintenance and repair liabilities...	9,642	14,651
Accrued payroll and related costs...............	21,847	17,770
Accrued other liabilities..............................	35,109	29,240

Total Current Liabilities............................	154,020	78,834

Note Payable to Continental Airlines, Inc..........	300,446	552,312

Capital Leases...............................................	4,952	6,568

Other Long Term Liabilities..............................	4,546	6,398

Mandatorily Redeemable Preferred Stock of Subsidiary................................................	5,000	-

Stockholders’ Deficit:
Preferred stock - $.01 par, one share authorized, issued, and outstanding.........	-	-
Common stock - $.01 par, 200,000,000 shares authorized, 64,000,000 and 54,000,000 shares issued and outstanding, respectively.........................	640	540
Additional paid-in capital............................	159,748	14,460
Accumulated deficit...................................	(167,400)	(229,361)

Total Stockholders’ Deficit.......................	(7,012)	(214,361)

Total Liabilities and Stockholders’ Deficit..	$461,952	$429,751

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,

	2002	2001

Net Cash Flows from Operating Activities............................	$129,890	$73,830

Cash Flows from Investing Activities:
Capital expenditures....................................................	(38,513)	(51,491)
Purchase of flight equipment from Continental Airlines, Inc.............................................	-	(14,205)
Proceeds from the transfer of flight equipment to Continental Airlines, Inc. ...........................................	15,341	-
Proceeds from disposition of equipment.........................	1,424	747

Net cash used in investing activities...........................	(21,748)	(64,949)

Cash Flows from Financing Activities:
Advance from Continental Airlines, Inc...........................	-	71,000
Gross proceeds from issuance of common stock............	160,000	-
Payments related to IPO underwriting discounts and other expenses..................................................	(14,612)	-
Payments on note payable to Continental Airlines, Inc....	(176,800)	-
Payments on capital lease obligations...........................	(1,506)	(1,298)
Dividends paid on mandatorily redeemable preferred stock…………………………………………………………	(319)	-

Net cash (used in)/provided by financing activities	(33,237)	69,702

Net Increase in Cash and Cash Equivalents........................	74,905	78,583

Cash and Cash Equivalents – Beginning of Period...............	71,877	13

Cash and Cash Equivalents – End of Period........................	$146,782	$78,596

Supplemental Cash Flow Information:
Interest paid................................................................	$11,294	$20,351
Income taxes paid.......................................................	$8,107	$28,389

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

            We are a regional U.S. air carrier engaged in the business of transporting passengers, cargo and mail.  Our sole asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as Continental Express (together, "Express", "we", "us" and "our").  All of our flying is currently performed on behalf of Continental Airlines, Inc. ("Continental") pursuant to a capacity purchase agreement, and all of our revenue is received under that agreement.  We have prepared the quarterly consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Some required information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations.  In the Company’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of September 30, 2002 and the results of our operations and our cash flows for the periods ended September 30, 2002 and 2001.  These adjustments are of a normal, recurring nature.  All intercompany transactions have been eliminated in consolidation.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our prospectus filed with the SEC on April 18, 2002.  The results of operations for the three and nine month periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

            Certain reclassifications have been made in the prior year’s financial statements and the current year-to-date financial statements to conform to the presentation for the three months ended September 30, 2002.

Note 1 – Mandatorily Redeemable Preferred Stock

            In connection with an internal reorganization completed on April 16, 2002, our subsidiary, ExpressJet Airlines, Inc. issued common stock and one share of Series A Cumulative Mandatorily Redeemable Preferred Stock, par value $.01 per share, ("Series A Preferred Stock") to our subsidiary, XJT Holdings, Inc., in exchange for substantially all of its assets and liabilities.  The Series A Preferred Stock is entitled to receive, on a cumulative basis, dividends at a rate of 14% per annum on a liquidation preference of $5.0 million, is mandatorily redeemable in 2012 and is callable beginning in 2005.  XJT Holdings, Inc. then sold the Series A Preferred Stock to an independent third party in exchange for a $5.0 million promissory note, with no rights of offset, due April 15, 2012, bearing interest equal to the three-month London interbank offered rate plus 0.6% per annum, payable quarterly commencing on the last business day of July 2002.

            Pursuant to the terms of the Series A Preferred Stock, we declared and paid $0.2 million of Series A Preferred Stock dividend on September 30, 2002 to holders of record on September 30, 2002, and recognized interest income receivable from the promissory note to be received on October 31, 2002, at an interest rate of 2.4% per annum for the third quarter 2002.

Note 2 - Aircraft Purchase Commitments

            As shown in the following table, our aircraft fleet consisted of 170 regional jets and 12 turboprop aircraft at September 30, 2002.  Our purchase commitments as of September 30, 2002 are also shown below.

Type	Total Aircraft	Owned	Leased	Firm Orders	Options	Seats in Standard Configuration

Regional Jets:
ERJ-145XR	-	-	-	104	100	50
ERJ-145	140	-	140	-	-	50
ERJ-135	30	-	30	-	-	37
	170	-	170	104	100

Turboprop:
ATR-42-320	12	3	9	-	-	46
	12	3	9	-	-
Total	182	3	179	104	100

            We anticipate taking delivery of 51 Embraer regional jet aircraft in 2002 (33 of which were delivered during the nine months ended September 30, 2002) and the remainder of our firm orders through the first quarter of 2005.  We plan to retire from service the remaining 12 turboprop aircraft in the fourth quarter of 2002.   Pursuant to the capacity purchase agreement, Continental reimburses us for our net book values and reasonable out-of-pocket expenses associated with the removal of all turboprop aircraft and related parts and equipment from our fleet.

            As of September 30, 2002, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $2.1 billion.  In addition, as of September 30, 2002, we expect to purchase 21 spare engines for approximately $62 million.  These spare engines are deliverable through the first quarter of 2005.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased either to Continental or us.  We also do not have any financing currently in place for the 21 spare engines.

Note 3 – Note Payable to Continental

            Our quarterly payment to Continental for principal and interest is $27.9 million commencing on March 31, 2003.  On March 31, 2007, the entire unpaid principal balance of this note, if any, together with all accrued unpaid interest, will be due and payable in full.  Based on the forward three-month London interbank offered rate on September 30, 2002 plus 1.25% per annum and our current principal balance, maturities of our note payable to Continental due before December 31, 2002 and over the next four years are as follows (in millions):

October 1, 2002 through December 31, 2002	$ -
Year ending December 31,
2003..................................................................................................	100.6
2004................................................................................................	101.6
2005................................................................................................	104.8
2006................................................................................................	68.5

Note 4 – Income Taxes

            Our tax expense is calculated on a separate company basis.  In conjunction with our initial public offering (“IPO”) on April 17, 2002, we prospectively separated from Continental’s consolidated federal tax group and will begin filing our own federal tax return.  For the period up to the IPO, we are included in the consolidated federal tax return of Continental.  In certain states we will continue filing consolidated or combined returns with Continental until their majority ownership of us ceases.

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

Also, in conjunction with our IPO, the tax basis of our tangible and intangible assets was increased to fair value.  This increase is expected to result in the utilization of a substantial portion of our state net operating loss carryovers.  The increased tax basis should result in additional tax deductions being available to us over a period of 15 years.  To the extent we generate taxable income sufficient to realize the additional tax deductions, we will be required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We will be required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these future payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, it is recorded as an obligation to Continental within the deferred tax asset account, and the portion we may retain in the future is offset by a valuation allowance.  Both of these items directly offset the step-up in basis of assets in our long-term deferred tax asset account.

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

            No valuation allowance was established on our post-IPO net operating loss carryforwards, or on our receivable from Continental for reimbursing carryforward losses utilized in connection with the IPO, because we believe our stand-alone taxable income will be sufficient to utilize substantially all of these assets in approximately two years.

            We believe that our IPO created a change in ownership limitation on the utilization of our carryforward tax attributes, primarily net operating losses.  This limitation, under Section 382 of the Internal Revenue Code, will limit our utilization of these attributes to offset up to approximately $43 million of post-change taxable income per year.  We do not expect this limitation to have any impact on our financial condition.

Note 5 – Stabilization Act Compensation

            On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”).  The Stabilization Act provided cash grants to commercial air carriers as compensation for (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any Federal Aviation Administration (“FAA”) mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and (2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks.  We recognized a $24.9 million ($15.0 million after income taxes) in compensation under the Stabilization Act for the year ended December 31, 2001.  For the nine months ended September 30, 2002, we received our final $4.3 million in cash under the Stabilization Act and recognized an additional $0.5 million ($0.3 million after income taxes) in compensation based on our final application.

Note 6 - Other

            In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 - "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  Effective January 1, 2002, we adopted SFAS 142 and discontinued amortization of our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, which will result in reduced expense of approximately $1.1 million on an annualized basis.  We performed the first of these impairment tests as of January 1, 2002 and determined that we did not have any impairment of our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets upon adoption based on our assessment of fair values.

            Pro forma results for the three months and nine months ended September 30, 2001, assuming the discontinuation of amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, are shown below:

(in Millions, except per share data)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Reported net income...................................	$11.9	$37.4
Reorganization value amortization................	0.2	0.5

Adjusted net income...................................	$12.1	$37.9

Basic and diluted earnings per share:
As reported..............................................	$0.22	$0.69
Reorganization value amortization..............	-	0.01

As adjusted.............................................	$0.22	$0.70

Note 6 – Other (continued)

            In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").  SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS 121") and the portion of the Accounting Principles Board Opinion No. 30 that deals with disposal of a business segment.  Effective January 1, 2002, we adopted SFAS 144, which did not have an effect on our results of operations.

            In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 – “Accounting for Costs Associated with Disposal or Exit Activities” (“SFAS 146”).  SFAS 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan.  We plan to adopt SFAS 146 on January 1, 2003.  The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  ExpressJet Holdings, Inc. and its wholly owned subsidiaries, XJT Holdings, Inc., and ExpressJet Airlines, Inc., which operates as Continental Express (together "Express", "we", "us" and "our"), rely on the safe harbor of the act in making such disclosures.  The statements regarding our future operating costs, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact revenues, operating results, and capacity include, but are not limited to, our dependence on our capacity purchase agreement with Continental Airlines, Inc. (“Continental”); our dependence on Continental’s financial and operational strength; the costs and other effects of enhanced security measures and other possible FAA requirements; labor costs and relations, including the results of union contract negotiations; flight disruptions as a result of operational matters; deliveries of additional aircraft; our ability to implement our growth strategy; our high leverage; certain tax matters; competition and industry conditions; and the seasonal nature of the airline business.  Additional information concerning risk factors that could cause our actual results to differ materially from those in the forward-looking statements are described in our filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 dated April 17, 2002.  In light of these uncertainties, the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this filing.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  Our prospectus dated April 17, 2002, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2002 as compared to the corresponding periods ended September 30, 2001.

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

General

            We recorded net income available to common stockholders of $21.5 million for the three months ended September 30, 2002 and $11.9 million for the same period in 2001.

            We had a 13.8% operating margin for the third quarter of 2002, as compared to an operating margin of 10.5% for the same period in 2001.  We currently receive all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us per block hour flown by our aircraft together with certain incentive payments and reimbursements.  Our 13.8% operating margin included the benefits of costs savings and $3.7 million in performance incentive payments.  The performance incentive payments were made to us due to our higher than expected controllable completion factor of 99.9% for the third quarter 2002 (versus a 99.3% controllable completion factor for same period in 2001).  These payments were calculated by comparing our actual controllable completion factor for the third quarter 2002 to our historical controllable completion factors.

            Under the capacity purchase agreement, a substantial portion of our costs are reconciled for differences between our actual costs and the expected costs included in our block hour rates to allow us to operate within an operating margin band of 8.5% to 11.5% ("costs within the margin band").  During the third quarter, our actual costs within the margin band were favorable to the estimates used in the block hour rates; thus, our operating margin exceeded 11.5%.  The favorable results were primarily due to savings in maintenance, materials and repair services and passenger servicing expenses.  Consequently, we made a $7.7 million reconciliation payment to Continental during the third quarter.

Operating Revenue

            Operating revenue increased 7.8%, or $19.5 million, to $270.1 million during the three months ended September 30, 2002 from $250.6 million during the same period in 2001.  This change was due primarily to the following factors:

A 14.2% increase in the amount paid by Continental per block hour under our capacity purchase agreement.  The average rate per block hour increased due to a higher mix of regional jets in our fleet; and

the $12.7 million and $19.9 million revenue concession payments that were made to Continental in September and in the fourth quarter of 2001 in exchange for the extension of our note payable by 18 months, extension of our right under the capacity purchase agreement to be Continental’s exclusive regional jet operator in its hubs by one year and extension by six months the period during which Continental cannot withdraw jet aircraft under the capacity purchase agreement; offset in part by

A 5.6% decrease in actual block hours flown due to a 5.5% decrease in our average daily utilization.  Continental continues to adjust its scheduled flights in response to current economic conditions.  See our discussion of Continental’s outlook below in “Relationship with Continental”.

Operating Expenses

            Wages, salaries and related costs increased 2.3%, or $1.3 million, to $58.1 million during the three months ended September 30, 2002 from $56.8 million during the same period in 2001.  This change was primarily due to the following factors:

.	higher wage rates for pilots as a result of the higher mix of jets in our fleet in 2002;
a more senior pilot workforce, due to the reduction-in-force after the September 11, 2001 events;

higher number of maintenance employees due to the in-sourcing of some of our routine maintenance activities and increases in resources required to support maintenance activities related to regional jets; and

higher profit sharing expense, as a result of our financial performance; offset in part by severance costs and related company-offered benefits of $1.3 million recognized in the third quarter of 2001. No such costs were incurred during the three months ended September 30, 2002.

            Aircraft rentals increased 15.4%, or $6.8 million, to $50.7 million during the three months ended September 30, 2002 from $43.9 million during the same period in 2001, as a result of a 34.9% increase in the number of regional jets, which have higher average rental rates than turboprop aircraft.  This increase was offset in part by decreases in the number of turboprop aircraft in our fleet for the same period.

            Aircraft fuel expense decreased 10.6%, or $3.1 million, to $26.0 million during the three months ended September 30, 2002 from $29.1 million during the same period in 2001.  Although fuel consumption increased 14.5% due to our replacement of turboprop aircraft with regional jets, the price of fuel decreased 22.0%, or 17.2 cents per gallon, to 61.1 cents per gallon during the three months ended September 30, 2002 from 78.3 cents per gallon during the same period in 2001.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price equal to the lower of the actual cost of fuel or the agreed-upon cap.  Our caps on fuel are 61.1 cents and 80.9 cents per gallon for 2002 and 2001.

            Maintenance, materials and repairs decreased 38.5%, or $15.1 million, to $24.1 million during the three months ended September 30, 2002 from $39.2 million during the same period in 2001.  This decrease was primarily due to the absence of turboprop engine overhaul repair costs driven by replacing older turboprop aircraft with newer regional jets for the three months ended September 30, 2002 as compared to the same period in 2001.

            Other rentals and landing fees increased 27.9%, or $4.6 million, to $21.2 million during the three months ended September 30, 2002 from $16.6 million during the same period in 2001, primarily due to increases in landing fees as a result of increased rates imposed by airport authorities in the aftermath of the terrorist attacks of September 11, 2001 and an increase in regional jet departures.

            Ground handling expenses decreased 4.5%, or $0.9 million, to $18.4 million during the three months ended September 30, 2002 from $19.3 million during the same period in 2001, primarily due to the in-sourcing of ground handling to our own employees at certain airports and decreases in other related costs.

            Depreciation and amortization increased 4.3%, or $0.3 million, to $6.1 million during the three months ended September 30, 2002 from $5.8 million during the same period in 2001, primarily due to increases in depreciation of spare parts as a result of higher number of regional jets in our fleet.

            Hull and war risk related insurance expense increased $4.2 million, to $4.7 million during the three months ended September 30, 2002 from $0.5 million during the same period in 2001.  This increase was due to the terrorist attacks on September 11, 2001, as insurance rates increased significantly following the attacks.  The Air Transportation Safety and System Stabilization Act (“the Stabilization Act”) provides all U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market.  We continue to purchase hull coverage through the private insurance market and anticipate renewing the government war risk insurance for as long as the coverage is available.

            Our government grant decreased 96.9%, or $11.7 million, to $0.4 million during the three months ended September 30, 2002 from $12.1 million during the same period in 2001.  The government grant was a federal grant under the Stabilization Act as a result of the terrorist attacks on September 11, 2001.  The Stabilization Act provided cash grants to commercial air carriers as compensation for direct losses incurred as a result of the terrorist attacks on September 11, 2001 and incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2002.  For the three months ended September 30, 2001 we recognized the compensation of $12.1 million as expense credits.  In September 2002, we finalized our application for compensation with actual operating and financial results during the period from September 11, 2001 to December 31, 2001.  As a result, we recorded an additional $0.4 million in compensation for the three months ended September 30, 2002.

            Other operating expense decreased 5.3%, or $1.0 million, to $19.2 million during the three months ended September 30, 2002 from $20.2 million during the same period in 2001.  This change was primarily due to the following factors:

decreases in passenger servicing costs due to increased operating efficiency and higher than historical completion factor; and
decreases in crew traveling expenses due to lower block hours, higher efficiency in crew scheduling and lower hotel rates; offset in part by increases in administrative fees related to employee benefits and higher property taxes.

Nonoperating Expenses

            The majority of interest expense is related to our note payable to Continental, which bore an annual interest rate of 3.1% and 5.0% for the three months ended September 30, 2002 and 2001.  Interest expense, net, decreased 60.1%, or $4.4 million, to $2.9 million during the three months ended September 30, 2002 from $7.3 million during the same period in 2001, as we applied $146.8 million of our proceeds from our initial public offering to repay a portion of our note payable to Continental on April 23, 2002.  On June 30, 2002, we paid down an additional $10.0 million of the note.

            Effective March 31, 2001, net amounts due Continental were converted into a long-term note of $552.3 million, which bore interest at a fixed rate of 5.0% through June 30, 2001.  For subsequent quarters the rate was set at the three-month London interbank offered rate plus 1.25% per annum, subject to a cap of 3.5% in 2002, 5.3% in 2003 and 6.7% in 2004.  There is no interest rate cap beyond 2004.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

General

            We recorded net income available to common stockholders of $62.0 million for the nine months ended September 30, 2002 and $37.4 million for the same period in 2001.

            Operating income reflected a 13.6% operating margin for the nine months ended September 30, 2002, as compared to an operating margin of 10.6% for the same period in 2001.  Our 13.6% operating margin included the impact of $11.7 million in performance incentive payments, a one-time reduction in maintenance expense of $1.6 million relating to the termination of our turboprop engine maintenance contract in March 2002, and other expense savings, as a result of cost control measures and excellent operating performance.  The $11.7 million performance incentive payments were due to our higher than expected controllable completion factor of 99.9% for the nine months ended September 30, 2002 (versus 98.9% controllable completion factor for the same period in 2001).  These payments were calculated by comparing our actual controllable completion factor for the nine months ended September 30, 2002 to our historical controllable completion factors.

            During the second and third quarter of 2002, our actual costs within the margin band were favorable to the estimates used in the block hour rates; thus, our operating margin exceeded 11.5%.  The favorable results were primarily due to savings in maintenance, materials and repair services and passenger servicing expenses.  Consequently, we made a $3.0 million and $7.7 million reconciliation payment to Continental during the second and third quarter of 2002.  No such reconciliation payment was made to Continental during the first quarter of 2002.

Operating Revenue

            Operating revenue increased 6.6%, or $49.5 million, to $805.1 million during the nine months ended September 30, 2002 from $755.6 million during the same period in 2001.  This change was primarily due to the following factors:

a 12.9% increase in the amount paid by Continental per block hour under our capacity purchase agreement.  The average rate per block hour increased due to a higher mix of regional jets in our fleet; and

the $12.7 million and $19.9 million revenue concession payments that were made to Continental in September and the fourth quarter of 2001 in exchange for the extension of our note payable by 18 months, extension by one year our right under the capacity purchase agreement to be Continental’s exclusive regional jet operator in its hubs and extension by six months the period during which Continental cannot withdraw jet aircraft under the capacity purchase agreement; offset in part by a 5.7% decrease in actual block hours flown due to a 5.9% decrease in our average daily utilization.  Continental continues to adjust its scheduled flights in response to current economic conditions.  See our discussion of Continental’s outlook below in “Relationship with Continental”.

Operating Expenses

            Wages, salaries and related costs increased 11.9%, or $18.6 million, to $176.1 million during the nine months ended September 30, 2002 from $157.5 million during the same period in 2001, primarily due to the following factors:

higher wage rates for pilots as a result of the higher mix of jets in our fleet in 2002;
a more senior pilot workforce, due to the reduction-in-force after the September 11, 2001 events;

higher number of maintenance employees, due to the in-sourcing of some of our routine maintenance activities and increases in resources required to support maintenance activities related to regional jets;

higher employee benefit costs as a result of increases in medical costs and 401(k) expense;
higher profit sharing expense, as a result of our financial performance; and
higher management wages due to increases in headcount to support the growth in our operations; offset in part by severance costs and related company-offered benefits of $1.3 million recognized in the third quarter of 2001. No such costs were incurred during the nine months ended September 30, 2002.

            Aircraft rentals increased 17.0%, or $21.2 million, to $145.7 million during the nine months ended September 30, 2002 from $124.5 million during the same period in 2001, reflecting a 34.9% increase in the number of regional jets, which have higher average rental rates than turboprop aircraft.  This increase was partially offset by decreases in the number of turboprop aircraft in our fleet for the same period.

            Aircraft fuel expense decreased 16.4%, or $14.3 million, to $73.0 million during the nine months ended September 30, 2002 from $87.3 million during the same period in 2001.  Although fuel consumption increased 10.4% due to our replacement of turboprop aircraft with regional jets, the price of fuel decreased 24.2%, or 19.4 cents per gallon, to 60.6 cents per gallon during the nine months ended September 30, 2002 from 80.0 cents per gallon during the same period in 2001.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price equal to the lower of the actual cost of fuel or the agreed-upon cap.  Our caps on fuel are 61.1 cents and 80.9 cents per gallon for 2002 and 2001.

            Maintenance, materials and repairs decreased 32.9%, or $35.7 million, to $72.6 million during the nine months ended September 30, 2002 from $108.3 million during the same period in 2001.  This decrease was primarily due to the following factors:

the in-sourcing of some of our routine maintenance activities in 2002, which reduced our maintenance expense by approximately $10.9 million;
a one-time reduction in maintenance expenses of $1.6 million relating to the termination of our turboprop engine maintenance contract in March 2002; and

fewer major maintenance overhauls and miscellaneous overhead, as our mix of aircraft during the nine months ended September 30, 2002 consisted of a higher number of the newer regional jets versus older turboprop aircraft.

            Other rentals and landing fees increased 16.9%, or $9.3 million, to $64.6 million during the nine months ended September 30, 2002 from $55.3 million during the same period in 2001.  This increase is primarily due to higher facility rent in one of our hubs and increases in landing fees as a result of increased rates imposed by airport authorities, and an increase in regional jet departures.

            Depreciation and amortization increased 28.6%, or $4.9 million, to $21.9 million during the nine months ended September 30, 2002 from $17.0 million during the same period in 2001.  This increase was primarily due to the accelerated depreciation of spare parts related to the retirement of our turboprops during the nine months ended September 30, 2002.  Under the capacity purchase agreement, Continental reimburses us for our net book values and reasonable out-of-pocket expenses associated with the removal of all turboprop aircraft and related parts and equipment from our fleet.  In addition, depreciation and amortization increased due to higher depreciation of spare parts related to increases in the number of regional jets in our fleet.

            Outside services costs decreased 13.8%, or $2.3 million, to $14.4 million during the nine months ended September 30, 2002 from $16.7 million during the same period in 2001.  This decrease was primarily due to decreases in vendor charges for deicing, snow removal and other similar costs as a result of fewer weather related incidents.  The decrease was partially offset by increases in Continental administrative fees for centralized services and infrastructure costs, including technology, accounting, legal, treasury, human resources and risk management.

            Hull and war risk related insurance expense increased $11.5 million, to $13.9 million during the nine months ended September 30, 2002 from $2.4 million during the same period in 2001.  This increase was due to the terrorist attacks on September 11, 2001, as insurance rates increased significantly following the attacks.  The Stabilization Act provides all U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market.  We continue to purchase hull coverage through the private insurance market and anticipate renewing the government war risk insurance for as long as the coverage is available.

            Our government grant decreased 95.5%, or $11.6 million, to $0.5 million during the nine months ended September 30, 2002 from $12.1 million during the same period in 2001.  The government grant was a federal grant under the Stabilization Act as a result of the terrorist attacks on September 11, 2001.  The Stabilization Act provided cash grants to commercial air carriers as compensation for direct losses incurred as a result of the terrorist attacks on September 11, 2001 and incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2002.  For the nine months ended September 30, 2001 we recognized a compensation of $12.1 million as expense credits.  In September 2002, we finalized our application for compensation with actual operating and financial results for the period of September 11, 2001 to December 31, 2001.  As a result, we recorded an additional $0.5 million in compensation for the nine months ended September 30, 2002.

            Other operating expense decreased 7.2%, or $4.6 million, to $59.2 million during the nine months ended September 30, 2002 from $63.8 million during the same period in 2001.  This change was primarily due to the following factors:

decreases in passenger servicing costs due to increased operating efficiency and a higher than historical completion factor;
decreases in crew traveling expenses due to lower block hours, higher efficiency in crew scheduling and lower hotel rates; and
decreases in professional and technical fees related to our flight operations and training; offset in part by increases in administrative fees related to employee benefits and higher property taxes.

Nonoperating Expenses

            The majority of interest expense is related to the note payable to Continental, which bore an annual interest rate of 3.2% and 5.0% for the nine months ending September 30, 2002 and 2001.  Interest expense, net, decreased 44.9%, or $8.5 million, to $10.5 million during the nine months ended September 30, 2002 from $19.0 million during the same period in 2001, as we applied $146.8 million of our proceeds from our initial public offering to repay a portion of our note payable to Continental on April 23, 2002.  On June 30, 2002, we paid down an additional $10.0 million of the note.

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

CERTAIN STATISTICAL INFORMATION

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended September 30,
			Increase/ (Decrease)
	2002	2001

Revenue Passenger Miles (millions) (1)	1,037	875	18.5%
Available Seat Miles (millions) (2)	1,599	1,391	15.0%
Passenger Load Factor (3)	64.9%	62.9%	2.0	pts
Operating Cost per Available Seat Mile (cents) (4)	14.56	16.13	(9.7%)
Average Price per Gallon of Fuel Excluding
Fuel Taxes (cents)	61.10	78.33	(22.0%)
Fuel Gallons Consumed (millions)	42.6	37.2	14.5%
Average Length of Aircraft Flight (miles)	415	381	8.9%
Block Hours (thousands) (5)	123,071	130,385	(5.6%)
Actual Aircraft in Fleet at End of Period	182	159	14.5%
Average Daily Utilization of Each Aircraft (6)	7 hrs 26 min	7 hrs 52 min	(5.5%)
Controllable Completion Factor (7)	99.9%	99.3%	0.6	pts
Completion Factor	98.9%	91.6%	7.3	pts

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles
(4)

Operating cost per available seat mile includes government grant received in 2002 and 2001.  Excluding government grant, operating cost per available seat mile would have been 14.58 cents and 17.00 cents for the three months ended 2002 and 2001.

(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(7)	Controllable completion factor is the actual number of completed flights, excluding cancelled flights due to weather and air traffic control, divided by the number of scheduled flights.

CERTAIN STATISTICAL INFORMATION (continued)

An analysis of certain statistical information for the periods indicated is as follows:

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2002	2001

Revenue Passenger Miles (millions) (1)	2,875	2,540	13.2%
Available Seat Miles (millions) (2)	4,555	4,083	11.6%
Passenger Load Factor (3)	63.1%	62.2%	0.9	pts
Operating Cost per Available Seat Mile (cents) (4)	15.27	16.55	(7.7%)
Average Price per Gallon of Fuel Excluding
Fuel Taxes (cents)	60.58	79.95	(24.2%)
Fuel Gallons Consumed (millions)	120.5	109.1	10.4%
Average Length of Aircraft Flight (miles)	407	374	8.8%
Block Hours (thousands) (5)	370,355	392,588	(5.7%)
Actual Aircraft in Fleet at End of Period	182	159	14.5%
Average Daily Utilization of Each Aircraft (6)	7 hrs 44 min	8 hrs 13 min	(5.9%)
Controllable Completion Factor (7)	99.9%	98.9%	1.0	pt
Completion Factor	99.0%	94.1%	4.9	pts

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles
(4)

Operating cost per available seat mile includes government grant received in 2002 and 2001.  Excluding government grant, operating cost per available seat mile would have been 15.29 cents and 16.85 cents for the nine months ended 2002 and 2001.

(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(7)	Controllable completion factor is the actual number of completed flights, excluding cancelled flights due to weather and air traffic control, divided by the number of scheduled flights.

LIQUIDITY AND CAPITAL COMMITMENTS

            As of September 30, 2002, we had $146.8 million in cash and cash equivalents compared to $71.9 million as of December 31, 2001.  During the first nine months of 2002, cash and cash equivalents increased by $74.9 million, reflecting net cash provided by operating activities of $129.9 million, net cash used in investing activities of $21.8 million, and net cash used in financing activities of $33.2 million.  The net change in cash provided by operating activities was primarily the result of net income for the period of $62.3 million, deferred income taxes of $39.6 million, non-cash depreciation and amortization expenses of $21.9 million and net increase in cash from accounts receivable, accounts payable and other accrued liabilities of $5.7 million.  We received a $9.1 million tax rebate from Continental as a result of the finalization of our 2001 consolidated tax returns, under a previous tax sharing agreement.  Additionally, most of our current tax expenses are deferred, as a result of our tax sharing agreement with Continental.  (See “Note 4- Income Taxes” of our Notes to Consolidated Financial Statements).  The net increase in cash from accounts receivable, accounts payable and other liabilities was primarily due to the $4.3 million received under the Stabilization Act and our decrease in accounts receivable from Continental, offset by decreases in accounts payable and other accrued liabilities.  The net cash used in investing activities consisted primarily of purchases of property and equipment, offset in part by the transfer of flight equipment and parts related to turboprops to Continental.  Financing activities consisted primarily of our payments on our note payable to Continental, offset in part by our net proceeds from our initial public offering completed on April 23, 2002.

Relationship with Continental

            We currently receive all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us specified rates per block hour flown by our aircraft, together with certain incentive payments and reimbursements.  As a result, we are dependent on Continental and can be directly affected by its financial and operational strength.  In addition, under the capacity purchase agreement, either Continental or we have the right to “meet and confer” with the other regarding any material change in the underlying assumptions regarding the cost of providing services under the capacity purchase agreement and whether the compensation provisions of the capacity purchase agreement should be changed as a result of such change in assumptions.  Neither Continental nor we are required under the capacity purchase agreement to accept any of such changes in the compensation provision.

            Although Continental has been able to raise capital, downsize operations and reduce expenses significantly, they have reported significant losses since the terrorist attacks, and current trends in the airline industry make it likely that they will continue to post significant losses for the foreseeable future.  Although Continental believes their liquidity will be sufficient to fund current operations through 2003 or beyond if they are successful in implementing previously announced cost cutting and revenue generating measures, as well as additional measures currently being developed, they believe that the economic and political environment in which they operate must improve for them to operate at their current size and expense level.  Continental has announced that they may find it necessary to further downsize their operations and further reduce expenses.  Continental reported a net loss of  $342 million for the nine months ended September 30, 2002, and has announced that it also expects to incur a significant loss for the full year 2002.  Additionally, Continental does not currently anticipate that they will be profitable in 2003, even absent such adverse factors as further economic recession, additional terrorist attacks, a war affecting the United States, decreased consumer demand, or increased fuel prices.  Continental could reducethe level of its commitment or its utilization of our aircraft under the capacity purchase agreement.  For a detailed discussion of Continental's results of operations, please see its report on Form 10-Q for the quarter ended September 30, 2002 as filed with the SEC.  In addition, refer to “Note 3” of the footnotes to the financial statements in such Form 10-Q, which sets forth Continental’s disclosure of its future minimum noncancellable commitments under the capacity purchase agreement.  While we have no reason to believe, based on information currently available, that Continental will reduce capacity or will not continue to make payments under the capacity purchase agreement, there can be no assurance that such circumstances will not occur in the future.

            On September 30, 2002, we made a discretionary principal prepayment of $20.0 million to reduce our note payable to Continental to $375.5 million.  Principal payments on this note are not required to begin until March 31, 2003.

            As of September 30, 2002, we also had approximately $7.1 million (including current maturities) of capital lease obligations.

Outlook

            As we continue to operate in an uncertain global and domestic economy, overall revenue for the airline industry is depressed.  Corporate profitability has declined, resulting in reduced business travel, typically the most profitable source of revenue for mainline carriers.  In addition, we believe that reduced demand persists not only because of the weak economy, but also due to some customers’ concerns about future terrorist attacks and reprisals.  Demand is further weakened by customer dissatisfaction with the hassle and delay of heightened airport security.  Demand could be further weakened as federal law requiring the screening of all checked baggage for explosives is implemented by the end of 2002, which could result in substantial system disruptions.  Under our capacity purchase agreement as described above, Continental assumes the risk of revenue volatility associated with fares and passenger traffic.  Therefore, although we are not directly affected by the decline in demand, so long as Continental is our largest customer, this factor could influence their commitments to us under the capacity purchase agreement and lead to a reduction in our revenue.

            Although a significant portion of our costs, including those relating to fuel, aircraft ownership and financing, substantially all regional jet engine maintenance, passenger related facility rent, administrative fees and ground handling expenses, are reimbursed by Continental at actual cost plus a 10% margin under the capacity purchase agreement, certain other costs provide risk exposure to us such as labor, other maintenance and general and administrative costs.  We are currently engaged in labor negotiations with our pilots (who are represented by the Air Line Pilots Association in connection with a collective bargaining agreement that became amendable in October 2002).  At this time we cannot predict the outcome of these negotiations.

Purchase Commitments

            As of September 30, 2002, we had firm commitments to acquire 104 Embraer regional jets.  The estimated aggregate cost of these firm commitments is approximately $2.1 billion.  In addition, we expect to purchase 21 spare engines for approximately $62 million through the first quarter of 2005.  We currently do not have any financing in place for these spare engines.  We also have options to purchase an additional 100 Embraer regional jets.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.

            In the nine months ended September 30, 2002, we spent $38.5 million in capital expenditures.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to software application and automation projects, facility improvements, maintenance and ground equipment) to be $26.8 million.  Additionally, we anticipate that approximately $20.0 million of our 2002 planned capital expenditures will be carried over as part of our 2003 capital expenditures.

            We expect to fund our future capital commitments through internally generated funds together with general financings and aircraft financing transactions.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Aircraft Leases

            We have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2002 and 2017.  As of September 30, 2002, our expected total minimum annual rental payments for 2002 under current and future non-cancelable aircraft operating leases are approximately $199.6 million.  A substantial portion of our aircraft is leased directly by Continental from third parties, and is in turn subleased to us.  If Continental were to default under these leases, our ability to retain access to those aircraft could be adversely affected.

            Under our capacity purchase agreement with Continental and our agreements with Empresa Brasileira de Aeronautica, S.A. (“Embraer”), Continental will acquire or lease all of our current firm order aircraft and sublease these aircraft to us, although neither we nor Continental has any obligation to acquire or lease any of these aircraft that are not financed by a third party and leased either to us or Continental.  Continental is not required to provide any financing for our Embraer option aircraft or any other aircraft that we may acquire.  In addition, Continental may require us to substitute aircraft subject to our existing Embraer options for aircraft that have been removed from the terms of the capacity purchase agreement but that we continue to sublease from Continental.  If Continental elects to do this, it will be entitled to terminate our sublease and take possession of the replaced aircraft on the aircraft's scheduled delivery date.  However, we will be required to finance the option aircraft independent of Continental, and even if we are unable to finance the option aircraft or the option aircraft is not delivered for any other reason, Continental will still be entitled to cancel the sublease and take possession of the replaced aircraft, resulting in a decrease in the size of our fleet.  Since we will be subject to a continuing risk of losing aircraft removed from the terms of the capacity purchase agreement that are subject to subleases with Continental if we are not able to finance a replacement option aircraft, we may be unable to enter into contracts with other carriers to sell the capacity of those aircraft.  In addition, Continental may terminate the sublease relating to, and take possession of, any of our aircraft that has been removed from the terms of the capacity purchase agreement to the extent that Continental provides us with an equivalent replacement aircraft.  We will be required to use commercially reasonable efforts to finance the replacement aircraft.  If we are unable to obtain financing after using commercially reasonable efforts, we will not be required to exchange our aircraft for the replacement aircraft.  There is no assurance that, if Continental exercises its rights to replace an aircraft, we will be able to obtain alternative financing or that the terms of any such alternative financing will be comparable to those in our subleases with Continental.

Future Costs

            We believe that our costs are likely to be affected in the future by:

wages, salaries and related costs;
changes in the costs of materials and services;
changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
our continuing efforts to reduce costs throughout our operations, including reduced maintenance costs for new aircraft; and
higher aircraft ownership costs as new aircraft are delivered to the extent these aircraft are not covered by the capacity purchase agreement.

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

Aircraft Fuel

            Effective January 1, 2001, we entered into the capacity purchase agreement, which expires December 31, 2010 (subject to extensions by Continental through 2030 and its right to terminate the agreement without cause after January 1, 2006 upon 12 months' notice or for cause at any time), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur an expense equal to the lower of the actual cost of the fuel or an agreed-upon cap.  In 2001, our average fuel price was 76.0 cents per gallon (which was below our agreed-upon cap of 80.9 cents per gallon).  Our fuel expense for 2002 will be the lower of the actual cost of fuel or 61.1 cents per gallon, and thereafter will be the lower of the actual cost of fuel or 66.0 cents per gallon.  For the three and nine months ended September 30, 2002, the actual cost of fuel was 61.1 and 60.6 cents per gallon versus 78.3 and 80.0 for the same periods in 2001.  Under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.

Interest Rates

            As of September 30, 2002, we had firm commitments to acquire 104 Embraer regional jets, which we expect to lease from Continental.  Changes in interest rates may impact the actual cost to us for the related leasing transactions in the future.  However, under our capacity purchase agreement, our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential exposure with respect to our note payable to Continental, which bears interest at a floating rate of the three-month London interbank offered rate plus 1.25% per annum capped at 3.5% in 2002, 5.3% in 2003 and 6.7% in 2004.  Beyond 2004 there is no cap on the interest rate.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates up to the capped rate or by one percentage point for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $1.4 million (capped) and $4.2 million in interest expense for the nine months ended

September 30, 2002 and for the year ended December 31, 2001.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

Item 4.  Controls and Procedures

            On October 18, 2002, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  They concluded that the controls and procedures were effective.  Additionally, we have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since October 18, 2002.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

                   None.

Item 2.        Changes in Securities and Use of Proceeds.

                   None.

Item 3.        Defaults Upon Senior Securities.

                   None.

Item 4.        Submission of Matters to a Vote of Security Holders.

                   None.

Item 5.        Other Information.

                   None.

Item 6.        Exhibits and Reports on Form 8-K.

Exhibits:

10.1

Amendment No. 25 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. (“Embraer”) and ExpressJet Airlines, Inc., dated July 9, 2002 relating to the purchase of EMB 145 aircraft(1).

10.2	Amendment No. 26 to Purchase Agreement No. GPJ-003/96 between Embraer and ExpressJet Airlines, Inc., dated August 30, 2002 relating to the purchase of EMB 145 aircraft(1).
99.1	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Executive Officer.
99.2	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Financial Officer.

(1)The Company has applied to the commission for confidential treatment for portions of this exhibit.

                    (b)     Reports on Form 8-K:

(i)	Report dated July 2, 2002 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing June capacity and traffic performance.
(ii)

Report dated July 16, 2002 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release reporting earnings for the second quarter ended June 30, 2002.

(iii)	Report dated August 1, 2002 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing July capacity and traffic performance.
(iv)	Report dated September 3, 2002 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing August capacity and traffic performance.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: October 23, 2002	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

CERTIFICATIONS
I, James B. Ream, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of ExpressJet Holdings, Inc;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Date: October 23, 2002	/s/James B. Ream
James B. Ream President and Chief Executive Officer

I, Frederick S. Cromer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of ExpressJet Holdings, Inc;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	Date: October 23, 2002	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

10.1

Amendment No. 25 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. (“Embraer”) and ExpressJet Airlines, Inc., dated July 9, 2002 relating to the purchase of EMB 145 aircraft. (1)

10.2	Amendment No. 26 to Purchase Agreement No. GPJ-003/96 between Embraer and ExpressJet Airlines, Inc., dated August 30, 2002 relating to the purchase of EMB 145 aircraft. (1)
99.1	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Executive Officer.
99.2	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Financial Officer

(1)The Company has applied to the commission for confidential treatment for portions of this exhibit.