Form 10-K
period 2002-12-31
EXPRESSJET HOLDINGS INC
filed 2003-02-18
CIK 1144331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-31300

ExpressJet Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0517977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Smith Street, Dept. HQSCE Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

713-324-2639

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $835.2 million as of June 30, 2002.

      As of February 14, 2003, 64,000,000 of shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III of this Form 10-K (other than Item 10 as to Executive Officers and Item 14) is incorporated by reference from ExpressJet Holdings, Inc’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2003 to be filed with the Commission within 120 days after December 31, 2002.

PART I
Item 1. Business
Forward Looking Statements
Our Company
Our Business Strategy
Our Capacity Purchase Agreement with Continental Airlines
Our Markets and Routes
Our Industry
Our Competitors
Our Industry Regulation
Our Maintenance of Aircraft
Our Employees
Principal Risk Factors that May Affect Our Business and Results of Operations
Item 2. Properties
Flight Equipment
Facilities
Item 3. Legal Proceedings
Legal Proceedings
Environmental Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 4A. Executive Officers of the Company
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL COMMITMENTS
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Aircraft Fuel
Interest Rates
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED STATEMENTS OF OPERATIONS
EXPRESSJET HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except for share data)
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS OF EXPRESSJET HOLDINGS, INC.

i

ii

PART I

Item 1.     Business

      Our website address is www.expressjet.com. All of our filings with the U.S. Securities and Exchange Commission (“SEC”) are available free of charge through our website on the same day, or as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Forward Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. ExpressJet Holdings, Inc. and its wholly owned subsidiaries, XJT Holdings, Inc., and ExpressJet Airlines, Inc., which operates as Continental Express (together “ExpressJet”, “we”, “us” and “our”), rely on the safe harbor of the act in making such disclosures. Statements in the Business, Properties and Management’s Discussion and Analysis of Operations and Financial Condition sections of this filing, together with other statements beginning with words such as “believes”, “intends”, “plans”, “anticipates”, “estimates” and “expects” include forward-looking statements that are based on management’s expectations given facts as currently known by management on the date this Form 10-K was filed with the SEC. Specifically, statements regarding our future operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward looking statements. These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to: our dependence on our capacity purchase agreement with Continental Airlines, Inc. (“Continental Airlines”); our dependence on Continental Airline’s financial and operational strength; the costs and other effects of enhanced security measures and other possible FAA requirements; labor costs and relations, including the results of union contract negotiations; flight disruptions as a result of operational matters; deliveries of additional aircraft; our ability to implement our growth strategy; our high leverage; certain tax matters; competition and industry conditions; and the seasonal nature of the airline business. For further discussions of these risks, please see “— Risk Factors Relating to Our Capacity Purchase Agreement with Continental Airlines”, “— Risk Factors Relating to Our Business and Operations” and “— Risk Factors Relating to the Airline Industry.” The statements in this Annual Report on Form 10-K are made as of February 14, 2003, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this filing. We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

Our Company

General

      ExpressJet Holdings, Inc. was incorporated in Delaware in August 1996. We are the largest operator of regional jets in the world and the second-largest regional airline based on available seat miles. We are engaged in the business of transporting passengers, cargo and mail. Our sole asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as Continental Express. As of January 31, 2003, we offered scheduled passenger service with approximately 1,000 average daily departures to 108 cities in 37 states, the District of Columbia, Mexico and Canada, providing Continental Airlines all of its regional airline capacity at its hub airports in New York/ Newark, Houston and Cleveland. We believe our operations complement Continental Airlines’ operations by allowing more frequent service, including off-peak-time-of-day departures, to smaller cities than could be provided economically with conventional large jet aircraft and by carrying traffic that connects with Continental Airlines’ mainline jets. Our available seat miles have grown at a compounded annual rate of 24.1% from 2.1 billion in 1997 to 6.2 billion in 2002. We generated $1.1 billion of revenue and $84.3 million of net income applicable to common stockholders for the year ended December 31, 2002.

Recent Developments

      We announced on February 12, 2003, that we reached agreements in principle to amend our capacity purchase agreement with Continental Airlines and our regional jet aircraft purchase agreement with Empresa Brasileira de Aeronáutica S.A. (“Embraer”). Under the terms of the proposed amendments, we will modify our scheduled deliveries of Embraer regional jets in 2003 to 36, from our original plan for 48 deliveries, and will take 21 aircraft deliveries in 2004, down from 36. Additionally, we will increase our aircraft deliveries to 21 and eight for 2005 and 2006, up from two and zero for these years, respectively. Continental Airlines proposed the amendment to the capacity purchase agreement in response to continuing weakness and uncertainty in the airline industry. In return for the deferred deliveries, Continental Airlines, among other items, extended ExpressJet’s guarantee as the exclusive provider of regional jet service in the hubs and Continental Airlines’ termination right without cause by one year, to January 1, 2007. These proposed amendments to the capacity purchase agreement and the purchase agreement with Embraer are subject to the execution of satisfactory definitive agreements and the approval by the Board of Directors of Continental Airlines.

Our Initial Public Offering

      We completed the initial public offering (“IPO”) of our common stock, par value $.01 per share, and the related Preferred Stock Purchase Rights (collectively, the “Common Stock”), on April 23, 2002, issuing 10 million shares of our common stock for $160.0 million, before underwriting discount and expenses. On April 23, 2002, we applied $146.8 million of our proceeds from our IPO to repay a portion of our note payable to Continental Airlines. Continental Airlines also sold 20 million shares of our common stock in the offering. We did not receive any of the proceeds from the sale of our stock by Continental Airlines.

      One share of a series of preferred stock called special voting preferred stock is currently authorized, designated and outstanding and is owned by Continental Airlines. The special voting preferred stock can be owned only by Continental Airlines (or its successor) and its controlled affiliates. So long as the special voting preferred stock is beneficially owned by one of these parties, its holder will be entitled to elect to our board of directors:

•	five directors, for so long as Continental Airlines and its controlled affiliates own shares representing 50% or more of our outstanding shares of common stock;

•	four directors, for so long as Continental Airlines and its controlled affiliates own shares representing 40% or more (but less than 50%) of our outstanding shares of common stock;

•	three directors, for so long as Continental Airlines and its controlled affiliates own shares representing 30% or more (but less than 40%) of our outstanding shares of common stock;

•	two directors, for so long as Continental Airlines and its controlled affiliates own shares representing 20% or more (but less than 30%) of our outstanding shares of common stock; and

•	one director, for so long as Continental Airlines and its controlled affiliates own shares representing 10% or more (but less than 20%) of our outstanding shares of common stock.

Our board now consists of nine members, with a non-executive chairman, five directors (four of whom are officers of Continental Airlines) elected by Continental Airlines pursuant to the terms of the special voting preferred stock and three directors nominated and elected by our board.

Our Internal Reorganization

      Prior to the completion of our IPO in April 2002, our subsidiary, ExpressJet Airlines, Inc. transferred substantially all of its assets and liabilities to a newly formed entity, New ExpressJet Airlines, Inc., in return for shares of its common stock and preferred stock. The preferred stock of New ExpressJet Airlines, Inc. is non-voting, has a liquidation preference of $5.0 million, is mandatorily redeemable in April 2012 and is callable beginning in April 2005. Prior to the issuance of the preferred stock, ExpressJet Airlines, Inc. entered into a binding contract to sell all of the shares of preferred stock of New ExpressJet Airlines, Inc. to a third-party not affiliated with us or the underwriters for a note, with no rights of offset, in the original principal amount of $5.0 million. The note is due in April 2012. ExpressJet Airlines, Inc. retained the common stock of New ExpressJet Airlines. We expect that this internal reorganization will reduce the amounts we must pay in the future to various tax authorities as a result of increasing the tax basis of our tangible and intangible assets to fair value. In connection with the internal reorganization, we entered into a tax agreement with Continental Airlines providing for, among other things, the payment by us to Continental Airlines of all or a significant portion of the tax benefits we realize as a result of the increase in the tax basis of our tangible and intangible assets, which payments could be as much as $400 million over 15 years. See Item 8. “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4 — Income Taxes” for detailed discussion of our income taxes, including the increase in the tax basis of our tangible and intangible assets to fair value. In connection with this internal reorganization, ExpressJet Airlines, Inc. was renamed “XJT Holdings, Inc.” and New ExpressJet Airlines, Inc. was renamed “ExpressJet Airlines, Inc.”

Our Business Strategy

      Our goal is to strengthen our position as one of the leading regional airlines and to grow our regional jet fleet, revenue, earnings and cash flow by seeking to:

•	Operate a modern, efficient aircraft fleet, focusing on regional jets. We currently operate an all-jet fleet comprised of 50 and 37 seat Embraer regional jet aircraft. We believe that our new regional jets provide greater comfort and enjoy better customer acceptance than turboprop aircraft. Further, we believe the focus on a family of regional jet aircraft simplifies our operations and lowers our cost structure. We expect to gain efficiencies in training, maintenance and flight operations by maintaining our all-regional jet fleet. In addition, the regional jets allow us to serve routes that cannot be served by turboprop aircraft.

•	Minimize operating costs. We strive to maintain low operating costs by operating modern and efficient aircraft and maintaining high completion factors. We seek to reduce aircraft maintenance costs by using a combination of certified maintenance vendors and our own personnel and facilities and by fixing costs for engine maintenance through “power-by-the-hour” agreements with manufacturers.

•	Maintain our long established relationship with Continental Airlines. We believe our long established relationship with Continental Airlines has provided and will provide us with significant growth opportunities. Flying solely on behalf of Continental Airlines from January 1, 1997 to December 31, 2002, our available seat miles have grown at a compounded annual rate of 24.4%. Continental Airlines has agreed to purchase, subject to the terms of our capacity purchase agreement, all of our existing capacity and all capacity relating to the 86 Embraer regional jets for which we have firm orders as of December 31, 2002. As a result, from 2002 through 2006, based on the long-term scheduling plans for our aircraft (see also “— Our Company — Recent Developments”), which take into account current estimates of future aircraft utilization and the anticipated size and composition of our fleet, our available seat miles are expected to grow at a compounded annual rate of approximately 17%. We intend to work closely with Continental Airlines to expand service to existing markets, open new markets and schedule convenient and frequent flights.

•	Grow in the Newark/ New York, Houston and Cleveland markets. As of December 31, 2002, we held the largest market share of regional airline traffic at Newark Liberty International Airport (“Newark Liberty International”) (83% of regional flights), Houston’s George Bush Intercontinental Airport (“Bush Intercontinental”) (92% of regional flights) and Cleveland’s Hopkins International Airport (“Hopkins International”) (74% of regional flights). We believe these markets, particularly the Houston market, offer attractive opportunities for long-term, profitable growth of regional jet operations for Continental Airlines. The Newark/ New York area, Houston and Cleveland are each large business and population center that contribute to a high volume of traffic through their respective airports. Our operations out of the Newark/ New York area, Houston and Cleveland provide our passengers access to the entire East Coast, Midwest and southern United States as well as portions of Mexico and Canada.

•	Capitalize on capacity purchase arrangements. Our capacity purchase agreement requires Continental Airlines to pay us a block hour rate for our regional jet and turboprop flights. We believe that capacity purchase arrangements provide more predictable results by reducing our exposure to fuel prices, fare competition and passenger volumes. In the future, to the extent that we have available capacity, we intend to seek additional capacity purchase arrangements with Continental Airlines or other airlines.

•	Focus on customer service. Customer service is a principal focus of our company. We believe our operational reliability is crucial to our other operational objectives and, together with our initiatives to improve baggage handling and customer satisfaction, is critical to attracting travelers. In 2002, our regional jet maintenance completion factor, which is a measurement of the percentage of our regional jet flights that are not cancelled or delayed more than 15 minutes because of mechanical problems, was 99.9%, which was 0.7 points better than that of the next highest completion factor for U.S. airlines flying regional jet aircraft.

•	Promote employee participation and achievement. We believe that our employees are our greatest asset and the cornerstone of improved reliability and customer service. Our company has utilized a variety of programs, such as our profit sharing plan and on-time bonus program, to increase employee awareness and morale and foster a sense of shared community.

Our Capacity Purchase Agreement with Continental Airlines

General

      We currently derive substantially all of our revenue under a capacity purchase agreement with Continental Airlines. Under this agreement, we operate flights on behalf of Continental Airlines, which controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.

      Continental Airlines has proposed and we have agreed in principle, subject to the execution of satisfactory definitive agreements and the approval by the Board of Directors of Continental Airlines, to modify our future scheduled deliveries of Embraer regional jets. This modification pushes our future deliveries from years 2003 through beginning of 2005 to years 2003 through mid 2006. In return for this deferral of deliveries, Continental Airlines, among other items, extended ExpressJet’s guarantee as the exclusive provider of regional jet service in the hubs and its termination right without cause from January 1, 2006 to January 1, 2007. See “— Our Company — Recent Developments” for further discussion regarding the proposed revision.

Payment

      Under the agreement, we are entitled to receive a payment for each scheduled block hour calculated using a formula that will remain in place through December 31, 2004. The formula is designed to provide us with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by us. Under the formula, a substantial portion of our costs, including those relating to fuel, aircraft ownership and financing, substantially all routine or normal regional jet engine maintenance, passenger-related facility rent, administrative fees and ground handling expenses paid to Continental Airlines, excluding most labor, other maintenance or general administrative costs, are reconciled for differences between our actual costs and the expected costs included in our block hour rates. Our payments from Continental Airlines are adjusted to reflect these actual costs plus a 10% margin. In addition, a reconciliation payment is made by Continental Airlines to us or by us to Continental Airlines, as applicable, if the operating margin calculated, as described below, in any fiscal quarter is not between 8.5% and 11.5%. As a result, if this operating margin exceeds 11.5%, then a reconciliation payment will be made by us to Continental Airlines in an amount sufficient to reduce the margin to 11.5%. If the operating margin is less than 8.5%, then a reconciliation payment will be made by Continental Airlines to us in an amount sufficient to raise the margin to 8.5%. For purposes of calculating this operating margin, we do not take into account unanticipated changes in most of our labor costs, any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations), litigation costs and other costs that are not included in our block hour rates (or covered by any adjustments to them) and are not reasonable and customary in the industry. If these excluded costs are higher than those anticipated in our block hour rates, then our operating margin, taking these costs into effect, could be lower than 8.5% even after any reconciliation payment is made. On the other hand, if these costs are lower than those anticipated in our block hour rates, then our operating margin, taking these costs into effect, could be higher than 11.5% even after any reconciliation payment is made. During the fiscal year ended December 31, 2002, our quarterly reconciliation payments to Continental Airlines were $3.0 million, $7.7 million and $4.0 million for the second, third and fourth quarter, respectively. For the first quarter, our operating margin as calculated for purposes of applying the operating margin band described above was 11.3%; therefore, no reconciliation payment was required.

      The table below further describes how variations in our actual costs from our estimated costs, as determined in the block hour rates, are treated under the capacity purchase agreement.

Cost Category	Reconciliation Payment

Fully-reconciled costs:
• Fuel and intoplane expense(1)
• Aircraft rent
• Terminal facility rent
• On-time bonuses and 401(k) company match under current plans
• Taxes (other than income taxes)
• Passenger liability insurance
• Hull insurance
• War risk insurance
• Landing fees
• Administrative services provided by Continental Airlines
• Ground Handling services
• Third party security and screening expenses
• Substantially all regional jet engine expenses under current long-term third-party contracts
• Depreciation and amortization(2)
• Pilot training volumes
• Glycol, de-icing, snow removal
• Mexican and Canadian navigational fees
• Prop maintenance(3)
• Captain/ First Officer mix(3)
• Pilot soft time (4)
Reconciliation payment, including 10% margin, to the full extent our actual costs differ from estimated costs.
Costs within the margin band: • Maintenance, materials and repairs not included above • Passenger services • Other rentals (excluding corporate headquarters rental costs) • Other operating expenses	If actual expenses in this category are sufficiently different from estimates used in the block hour rates so that our operating margin (calculated to exclude the impact of unreconciled costs, to the extent they differ from our estimated costs, and other items (5)) is less than 8.5% or greater than 11.5%, then a reconciliation payment will be made by us or Continental Airlines to the other so that this operating margin will be 8.5% or 11.5%, as applicable.
Unreconciled costs: • Wages and salaries • Benefits not included above • Corporate headquarters rental costs	No reconciliation payment.

(1)	We incur fuel expense equal to the lower of the actual cost of fuel or an agreed-upon cap based on our fuel purchase agreement with Continental Airlines. For the year ended December 31, 2002, the actual average cost of fuel was 60.7 cents per gallon, which was below our agreed-upon cap of 61.1 cents per gallon. In 2003 and future years, the agreed-upon cap is 66.0 cents per gallon.

(2)	Depreciation is reconciled for assets and capital projects accounted for in the capacity purchase agreement.

(3)	Reconciliation for turboprop maintenance and Captain/ First Officer mix ended December 31, 2002.

(4)	Pilot soft time reconciliation ends upon ExpressJet’s hiring a new pilot or recalling a furloughed pilot.

(5)	In addition to our unreconciled costs, the operating margin used to calculate the reconciliation payment does not take into account any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations), litigation costs and other costs that are not included in our block hour rates (or covered by adjustments to them) and are not reasonable and customary in the industry.

      Under the capacity purchase agreement, the fully-reconciled costs, the costs within the margin band, and the unreconciled costs represented approximately 63.9%, 12.3% and 23.8%, respectively, for 2002. We believe that our costs in 2003 will reflect similar percentages in these three cost categories.

      Additionally, under the capacity purchase agreement some marketing-related costs normally associated with operating an airline are borne directly by Continental Airlines. These costs include those associated with the following:

•	Reservations and sales

•	Commissions

•	Advertising

•	Revenue Accounting

•	Fare and tariff filings

•	Food and beverage

      Our base rate per scheduled block hour includes compensation for scheduled block hours associated with some cancelled flights, based on historical cancellation rates constituting rolling five-year monthly averages. To the extent that our rate of controllable cancellations, such as those due to maintenance or crew shortages, is lower than our historical controllable cancellation rate, we will be entitled to additional payments. On the other hand, we may make a payment to Continental Airlines for controllable cancellations above historical rates of controllable cancellations. Because these incentive benchmarks are based on rolling average historical rates of controllable cancellation, lower controllable cancellation rates that result in higher incentive payments in the near term will also reduce our opportunity to earn incentive payments in the future, when the lower controllable cancellation rates become part of the historical average. Also, because we use monthly rolling averages, our opportunity to earn these payments in any particular fiscal quarter is affected by seasonal variations in historical controllable cancellation rates. We are also entitled to receive a small per-passenger fee and incentive payments for certain on-time departures and baggage handling performance.

      We have agreed to meet with Continental Airlines each year beginning in 2004 to review and set the block hour rates to be paid in the following year, in each case based on the methodology (including the 10% targeted operating margin) used to set the original block hour rates. If we and Continental Airlines cannot come to an agreement on the annual adjustments, we have agreed to submit our disagreement to arbitration.

Scope of Agreement

      The agreement, including the proposed amendment (see “— Our Company — Recent Developments”), covers all of our existing fleet, as well as the 86 Embraer ERJ-145XR subject to firm orders at December 31, 2002. However, beginning July 1, 2004, Continental Airlines has the right to reduce the number of our regional jets covered by the agreement, provided that we have received at least 12 months notice. Under the agreement, Continental Airlines is entitled to decline capacity with respect to:

•	any regional jets subject to our firm orders that Embraer has not delivered to us before the effective date of the reduction in capacity; and

•	up to 25%, over any rolling three-year period, of our regional jets that have been delivered.

      If Continental Airlines removes regional jet aircraft from the terms of the agreement, we would have the option to:

•	fly the released aircraft for another airline or ourselves, subject to our ability to obtain facilities, such as gates and slots, and our exclusive arrangement with Continental Airlines in its hub airports; or

•	decline to fly these aircraft and cancel the related subleases with Continental Airlines.

      If we elect to fly one or more of the aircraft released from the capacity purchase agreement either for another party or for our own benefit, the interest rate implicit in calculating the scheduled lease payments will increase by 200 basis points to compensate Continental Airlines for its continued participation in our lease financing arrangements. See “— Aircraft Financing.” If we elect not to fly these aircraft, the sublease between us and Continental Airlines for these aircraft will be canceled and Continental Airlines will take possession of the aircraft. In that event, Continental Airlines will be responsible for all direct reasonable costs we incur associated with the removal of those aircraft from our fleet.

      In addition, upon a reduction in capacity, we will be entitled to meet and confer with Continental Airlines regarding the impact of the reduction on our cash flow and to negotiate, in good faith, a credit facility with Continental Airlines for up to $75 million in the aggregate for a term of up to two years and at an interest rate equal to the London interbank offered rate plus 200 basis points to help cover any potential cash needs as a result of the reduction in capacity. However, Continental Airlines has no obligation to provide this facility.

      Continental Airlines has the right to require us to exercise any of the aircraft options we hold to purchase 100 Embraer ERJ-145XR aircraft, and include these aircraft under the capacity purchase agreement. If Continental Airlines elects to do this, it may either lease or sublease the aircraft to us, or substitute these aircraft for aircraft in our possession that have been removed from the terms of the capacity purchase agreement and that we sublease from Continental Airlines, in which case we will be required to finance the option aircraft ourselves. If Continental Airlines does not require us to exercise these aircraft options, we will retain the right to exercise the options and fly these aircraft for other airlines or for other purposes, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.

      So long as either scheduled flights under the capacity purchase agreement represent at least 50% of all of our scheduled flights or at least 200 of our aircraft are covered by the capacity purchase agreement, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the capacity purchase agreement above all of our other flights and aircraft.

Code-Sharing and Marketing

      Our capacity purchase agreement with Continental Airlines authorizes us to use its two-letter flight designator code (CO*) to identify our flights in the central reservation system, to paint our aircraft with its colors and/or logos and to market and advertise our status as being a part of the Continental Airlines route system. The agreement also gives us a non-exclusive license to fly under the Continental Express name. Passengers on our scheduled flights under the capacity purchase agreement may earn awards under the frequent flyer program of Continental Airlines (OnePass). We do not pay fees with respect to these services.

Cancellations

      Under the agreement, we are compensated for scheduled block hours, including block hours associated with some cancelled flights. If cancellations outside of our control, such as those due to weather or air-traffic control, exceed the historical average of cancellations for the applicable period, we will be paid for the cancelled flight at a reduced rate, calculated to cover our fixed costs. We will generally not be entitled to any payment for controllable cancellations, which include cancellations due to labor unrest, regulatory action, fuel unavailability, crew shortages or maintenance, and all other cancellations other than weather or air traffic control cancellations, above historical rates of cancellations, and in the event of a union-authorized labor strike we will not be entitled to payment for any controllable or uncontrollable cancellations.

Aircraft Financing

      We currently lease or sublease all of our existing regional jets from Continental Airlines. Under the capacity purchase agreement, Continental Airlines is required to lease from Embraer or its designee all of our 86 current firm order aircraft and sublease these aircraft to us. However, Continental Airlines is not required to provide any financing for our Embraer option aircraft or any other aircraft that we may acquire.

      In addition, Continental Airlines may require us to substitute aircraft subject to our existing Embraer options for aircraft that have been removed from the terms of the capacity purchase agreement and that we sublease from Continental Airlines. If Continental Airlines elects to do this, it will be entitled to terminate our sublease and take possession of the replaced aircraft on the option aircraft’s scheduled delivery date. However, we will be required to finance the option aircraft independent of Continental Airlines, and even if we are unable to finance the option aircraft or the option aircraft is not delivered for any other reason, Continental Airlines will be entitled to cancel the sublease and take possession of the replaced aircraft on the option aircraft’s scheduled delivery date. If we are unable to obtain alternative financing on terms that we find acceptable or at all, or the option aircraft is not delivered for any other reason and Continental Airlines exercises its right to consummate the exchange, the size of our fleet will be reduced. Since we will be subject to a continuing risk of losing aircraft removed from the terms of the capacity purchase agreement that we sublease from Continental Airlines if we are not able to finance a replacement option aircraft, we may be unable to enter into contracts with other carriers to sell the capacity of those aircraft.

      Continental Airlines may also terminate the sublease relating to, and take possession of, any of our aircraft that have been removed from the terms of the capacity purchase agreement to the extent that Continental Airlines provides us with an equivalent replacement aircraft. We will be required to use commercially reasonable efforts to finance the replacement aircraft. We cannot provide any assurance that, if Continental Airlines exercises its rights to replace an aircraft, we will be able to obtain alternative financing or that the terms of any alternative financing will be comparable to those in the subleases with Continental Airlines. If we are unable to obtain financing after using commercially reasonable efforts, we will not be required to exchange our aircraft for the replacement aircraft.

Airport Facilities, Slots and Route Authorities

      Most of the airport facilities that we use are leased from airport authorities by Continental Airlines. Under our master facility agreement with Continental Airlines, we are entitled to use these facilities to fulfill our obligations under the capacity purchase agreement. However, we are generally not entitled to use those facilities that are airport terminal facilities to service other carriers or operate flights under our own code without the approval of Continental Airlines. Further, we must use those facilities that are non-terminal facilities on a priority basis to support our scheduled flights that we fly on behalf of Continental Airlines, for so long as those flights constitute at least 50% of our total scheduled flights. We are generally charged for our allocated portion of airport rental expenses associated with our flight activity. Continental Airlines is generally responsible for all capital and start-up costs for airport terminal facilities at its hub airports and at any other facilities where it elects to provide baggage handling services to us. If Continental Airlines elects to provide baggage handling services at any facility at which we previously provided baggage handling services, Continental Airlines will reimburse us for most of the capital and start-up costs we incurred at that facility. We are generally responsible for any capital and start-up costs associated with any airport terminal facilities at other airports to which we fly and any non-terminal facilities not also regularly used by Continental Airlines. If we exit a market at the direction of Continental Airlines (and we do not reenter that market within six months flying for our own account or for the account of an airline other than Continental Airlines), in most cases Continental Airlines will reimburse us for certain losses incurred in connection with the closure of the related facility. If the capacity purchase agreement is terminated, we may be required by Continental Airlines to vacate airport terminal space subleased to us by Continental Airlines.

      In addition, at any airport to which we fly scheduled flights on behalf of Continental Airlines, subject to some exceptions, Continental Airlines can require us at any time, including upon cessation of these scheduled flights to the airport, to use commercially reasonable efforts to assign any lease for these airport terminal facilities that is in our name to Continental Airlines or its designee (or to sublease the space to it or its designee). In addition, if the capacity purchase agreement is terminated after our material breach of that agreement, we may be required by Continental Airlines to vacate our non-terminal space (including our maintenance and training facilities) that is subleased to us by

Continental Airlines and used to support the scheduled flights we fly on behalf of Continental Airlines, and we may be required by Continental Airlines to use commercially reasonable efforts to assign to Continental Airlines or its designee any lease in our name for non-terminal space (including our maintenance facilities) used to support the scheduled flights we fly on behalf of Continental Airlines (or to sublease the space to it or its designee). Also, for a period of five years following the termination of the capacity purchase agreement, if we wish to transfer our interests in any of our facilities used to fulfill our obligations under the capacity purchase agreement, Continental Airlines must consent to the transfer (where Continental Airlines is the sublessor) and has a right of first refusal to acquire our interests in those facilities that we lease from parties other than Continental Airlines.

      In addition, Continental Airlines can require us, at any time, to use commercially reasonable efforts to transfer, subject to applicable laws, to Continental Airlines or its designee any of our airport takeoff or landing slots, route authorities or other regulatory authorizations used for our scheduled flights under the capacity purchase agreement.

Retirement of Turboprops

      During 2002, we retired all of the 33 turboprop aircraft in our fleet. In accordance with the capacity purchase agreement, Continental Airlines covered all direct costs associated with terminating our 29 turboprop aircraft leases. Continental Airlines also purchased from us at net book value our four turboprop aircraft, as well as the related spare engines and spare parts inventory. During 2002, Continental Airlines remitted to us approximately $21.3 million as a result of this retirement.

Ground Handling

      We currently provide baggage handling and other support services, including ground handling, station operations, ticketing, gate access and other passenger, aircraft and traffic servicing functions for Continental Airlines at approximately twelve of the airports to which we fly. For providing these services to Continental Airlines and, if requested, to its codeshare partners, Continental Airlines pays us an amount for each aircraft landing and takeoff equal to our cost for providing such services. Continental Airlines provides these same services to us at some of the other airports to which we fly, including Continental Airlines’ existing hub airports.

Other Services

      In connection with the capacity purchase agreement, we also entered into an administrative support and information services agreement, under which Continental Airlines provides us with services such as information technology support, corporate accounting, internal audit, corporate communications, insurance, purchasing, payroll, human resources, legal, tax and treasury administrative services, and a fuel purchasing agreement, under which we purchase from Continental Airlines all of our fuel requirements. Continental Airlines reimburses us for the costs of all of these services through the block hour rate pricing arrangement in the capacity purchase agreement. We have the right to terminate the provision of services to us under the administrative services agreement at our election. Under the administrative services agreement, we and Continental Airlines have negotiated in good faith to transition some of the services with terms reasonably acceptable to each party. We will continue to work with Continental Airlines to transition the services and to provide for the termination of all of the services provided to us under the administrative services agreement over a period of time to be mutually agreed upon.

Exclusive Arrangement

      The proposed amendment to the capacity purchase agreement (see “— Our Company — Recent Developments”) provides that we will be Continental Airlines’ exclusive provider of regional jets flying in or out of Bush Intercontinental, Hopkins International or Newark Liberty International through January 1, 2007. However, the agreement permits up to 10 regional jet flights per day from each of Continental Airlines’ existing hub airports by regional airlines that have arrangements with Continental Airlines’ major airline code-share partners. This exclusivity automatically and permanently terminates upon the occurrence of a union-authorized strike. Otherwise, the agreement does not prohibit Continental Airlines from competing, or from entering into agreements with other airlines that would compete, with routes we serve.

      The capacity purchase agreement provides that, during its term, we will provide regional airline services only for Continental Airlines at its existing hubs at Bush Intercontinental, Hopkins International and Newark Liberty International, and at any other airport from which it, together with its subsidiaries and all other regional jets operating under its code as their primary code, operates an average of more than 50 flights per day (although currently there are no such airports). This means that, without Continental Airlines’ consent, we are prohibited from operating flights under our own code or on behalf of any other carrier in or out of these airports. In addition, during the term of the agreement, we are prohibited from operating any of our aircraft subject to the capacity purchase agreement or using our passenger-related airport facilities to fulfill our obligations under the capacity purchase agreement on behalf of any other carrier or for flights under our own code. Otherwise, the agreement does not prohibit us from flying aircraft on behalf of other airlines or under our own code, or from utilizing the airport facilities of those airlines or other airport facilities that we may obtain in the future.

      Continental Airlines currently has code-sharing agreements with several regional airlines where Continental Airlines acts as the primary code-share partner. These relationships provided Continental Airlines approximately 7.5% of its regional feed on an available seat miles basis in 2002. In addition, some of Continental Airlines’ major airline code-share partners have arrangements with regional airlines that operate a few regional jet flights in and out of Continental Airlines’ existing hub airports. We cannot provide any assurance that Continental Airlines will not expand these relationships in competition with us including through the use of aircraft released from the capacity purchase agreement, or that Continental Airlines will not add its own regional jet capacity in competition with us, subject to our exclusive arrangement at Continental Airlines’ three existing hubs.

      Because our license from Continental Airlines to use the Continental Express name and other trademarks is non-exclusive, Continental Airlines is not prohibited from flying its own planes or permitting any of these other regional airlines from operating under the Continental Express name.

Most Favored Nations

      So long as Continental Airlines is our largest customer, if we enter into an agreement with another major airline to provide regional airline services on a capacity purchase or other similar economic basis for 10 or more aircraft on terms and conditions that are in the aggregate less favorable to our company than the terms and conditions of the capacity purchase agreement, Continental Airlines will be entitled to amend our capacity purchase agreement to conform the terms and condition of the capacity purchase agreement to the terms and conditions of the agreement with the other major airline.

Change of Control

      So long as Continental Airlines is our largest customer, if a change of control of our company occurs without Continental Airlines’ consent, our block hour rates under the capacity purchase agreement will be reduced by an amount approximately equal to the operating margin built into those rates. Under the capacity purchase agreement, a change of control of our company is defined as:

•	our merger or consolidation with a major airline, defined as an airline (other than Continental Airlines or its subsidiaries) that had more than $500 million of revenue (or, if we are the surviving entity in the transaction, $1 billion of revenue), adjusted for inflation, during the most recently completed fiscal year;

•	the acquisition by a major airline or group of major airlines acting in concert of more than 10% of our capital stock or voting rights;

•	the acquisition by any other entity or group of entities acting in concert, other than Continental Airlines and its subsidiaries and passive investors, of more than 25% of our capital stock or voting rights, unless such entity or group reduces its ownership to below this threshold within 30 days of the acquisition;

•	our acquisition of more than 10% of the capital stock of an airline (other than Continental Airlines or its subsidiaries) that had more than $1 billion of revenue, adjusted for inflation, during the most recently completed fiscal year, or airline assets that generated more than $1 billion of revenue during the most recently completed fiscal year;

•	our merger or consolidation with another entity following which our stockholders own less than a majority of the voting securities of the surviving entity;

•	the sale or other disposition of all or substantially all of our airline assets to a major airline;

•	the liquidation or dissolution of our company in connection with which we cease operations as an air carrier;

•	a majority of our directors do not consist of either our current directors or individuals nominated by a majority of our board of directors; or

•	our entering into definitive agreements relating to the foregoing matters.

Labor Disruption

      Upon the occurrence of a union-authorized labor strike, the capacity purchase agreement provides that:

•	we will no longer have the right to be Continental Airlines’ exclusive provider of regional jets in or out of its hubs in Houston, Cleveland and Newark through January 1, 2006, regardless of the length of the strike;

•	we will be compensated only for the flights we complete, and will not be compensated for any controllable or uncontrollable cancellations regardless of our historical cancellation rates;

•	on each of the 2nd, 15th, 30th, 45th, 60th and 75th days of the strike, Continental Airlines will be entitled to terminate our subleases for, and take immediate possession of, up to 20 of our aircraft that are covered by the capacity purchase agreement, to a maximum of 120 aircraft if the strike extends to the 75th day;

•	we will be required to provide to Continental Airlines or its designee, for the duration of the strike and 180 days thereafter and at market rates, first-priority access to all of our flight simulators, hangars, training and other facilities and inventory to the extent necessary to enable Continental Airlines or its designee to operate any aircraft of which Continental Airlines takes possession as a result of the strike; and

•	if the strike continues for 90 days or more, Continental Airlines is entitled to terminate the capacity purchase agreement for cause, cancel our subleases and take immediate possession of all of the aircraft covered by the capacity purchase agreement.

      In addition, a labor disruption other than a union-authorized strike may cause us to be in material breach of the capacity purchase agreement. Under the capacity purchase agreement, whenever we fail to complete at least 90% of our aggregate scheduled flights (based on available seat miles) in three consecutive calendar months or at least 75% of our aggregate scheduled flights (based on available seat miles) in any 45-day period (in each case, excluding flights cancelled due to union-authorized labor strikes, weather, air traffic control or non-carrier specific airworthiness directives or regulatory orders), we will be deemed to be in material breach of the capacity purchase agreement. A labor disruption other than a union-authorized strike could cause us to fail to meet these completion requirements and, as a result, cause us to be in material breach of the capacity purchase agreement. If Continental Airlines gives us notice of a material breach and we fail to cure the breach within 60 days, or if a union-authorized labor strike continues for 60 days, we will have to pay Continental Airlines an amount equal to the expected margin contained in the block hour rates for scheduled flights from the 60th day until the breach is cured. In addition, if we fail to cure the breach within 90 days after notice of the breach, Continental Airlines may terminate the capacity purchase agreement.

Term and Termination of Agreement and Remedies for Breach

      The agreement expires on December 31, 2010. Continental Airlines has the option to extend the term of the agreement with 24 months’ notice for up to four additional five-year terms through December 31, 2030.

      Based on the current proposed amendment as discussed in “— Our Company — Recent Developments”, Continental Airlines may terminate the agreement at any time after January 1, 2007 upon 12 months’ notice, or at any time without notice for cause, which is defined as:

•	bankruptcy of our company;

•	suspension or revocation of our authority to operate as a scheduled airline;

•	cessation of our operations as a scheduled airline, other than as a result of a union-authorized labor strike or any temporary cessation not to exceed 14 days;

•	a union-authorized labor strike that continues for 90 days; or

•	an intentional or willful material breach by our company that substantially deprives Continental Airlines of the benefits of the agreement, which is not cured within 90 days of notice of the breach.

      Continental Airlines may also terminate the agreement at any time upon a material breach by us that does not constitute cause and continues for 90 days after we receive notice of the breach. If we materially breach the agreement (including for cause) and, for breaches other than cause, fail to cure the breach within 60 days after we receive notice of the breach, we will have to pay Continental Airlines an amount equal to the expected margin contained in the block hour rates for scheduled flights from the 60th day (or immediately, without receipt of any notice, if the breach is for cause) until the breach is cured. In addition, Continental Airlines may terminate the agreement immediately without notice or giving us an opportunity to cure if it makes a reasonable and good faith determination, using recognized standards of safety, that there is a material safety concern with our operation of any flight under the capacity purchase agreement.

      If Continental Airlines materially breaches the agreement and fails to cure the breach within 60 days after we notify it of the breach, we will be entitled to obtain our payments directly from Airline Clearing House, Inc. from the 60th day for the duration of the default.

      In addition, we and Continental Airlines are each entitled to seek damages in arbitration and to all available equitable remedies.

Disposition of Aircraft upon Termination

      If Continental Airlines terminates the capacity purchase agreement for cause, it also will have the right at that time to terminate our subleases with it for aircraft covered by the agreement and take possession of these aircraft. If Continental Airlines terminates the capacity purchase agreement for any reason other than for cause, we have the option to cancel all or any number of our subleases with it for aircraft covered by the agreement at the time of termination. However, if we terminate any of these subleases, we will lose access to the subject aircraft, which would reduce the size of our fleet and our future ability to generate revenue. If we elect not to terminate these subleases, the interest rate implicit in calculating the scheduled lease payments under the relevant leases will automatically increase by 200 basis points to compensate Continental Airlines for its continued participation in our lease financing arrangements.

Amendment to Embraer and Rolls-Royce Contracts

      We are prohibited, without Continental Airlines’ consent, from amending our aircraft purchase agreements with Embraer to change the pricing, financing or leasing arrangements, number or delivery schedule of firm order or option aircraft subject to the agreements, or to make any other changes that may be expected to adversely affect Continental Airlines’ rights under the capacity purchase agreement or our ability to perform our obligations under the capacity purchase agreement. We are also prohibited, without Continental Airlines’ consent, from amending our “power-by-the-hour” agreement with Rolls-Royce Corporation in any manner that adversely affects the engine maintenance costs to us or Continental Airlines of our aircraft subject to the capacity purchase agreement. We have also agreed to consent to any amendment of our Embraer aircraft purchase agreements that reduces the financing or other obligations of Continental Airlines under these agreements, provided that such amendment does not increase our obligations under these agreements.

Indemnification

      In general, we have agreed to indemnify Continental Airlines and it has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the agreement or caused by our respective actions or inactions under the capacity purchase agreement.

Board Designee

      Under the capacity purchase agreement, we have agreed to endeavor to ensure that an individual designated from time to time by Continental Airlines (who will not be a director, officer or employee of Continental Airlines) will be a member of the board of directors of our company and each of our subsidiaries that operate as Continental Express, for the full term of the capacity agreement. This provision is not applicable, however, until after Continental Airlines is no longer entitled to elect any directors to our board of directors under the terms of our special voting preferred stock held by Continental Airlines.

Summary

      We believe that our capacity purchase agreement allows us to focus on our operations, flight completion rates, cost-effective maintenance, employee training, labor costs and employee relations.

      We anticipate that substantially all of our growth over the next several years will be attributable to our capacity purchase agreement with Continental Airlines. However, in the future, we also plan to seek opportunities to provide regional airline service to other major carriers.

Our Markets and Routes

      Operating in conjunction with Continental Airlines principally out of its three main hubs in Newark/ New York, Houston and Cleveland, we operate, on behalf of Continental Airlines, a route network that spans the East Coast and reaches as far north as Quebec City, Canada, as far south as Villahermosa, Mexico, and as far west as California. We serve 108 cities in 37 states, the District of Columbia, Mexico and Canada from Continental Airlines’ three main hubs, each of which is located in a large business and population center, which contributes to a high volume of local traffic. In November 2002, we began operating a longer-range version of the Embraer ERJ-145 aircraft, the Embraer ERJ-145XR, which is able to fly approximately 1,500 miles (approximately 40% farther than the ERJ-145 aircraft) and gives us the ability to serve markets that we were previously unable to serve with direct flights.

Newark Liberty International Airport

      As of December 31, 2002, we operated 120 average daily departures from Newark Liberty International serving 46 cities in 23 states, the District of Columbia and 5 cities in Canada. All of our departures were served by regional jets. We operated approximately 83% of all daily departures of regional jets and turboprops from Newark Liberty International and approximately 30% of all daily departures of regional jets and turboprops from New York City’s three major airports (Newark Liberty, LaGuardia and John F. Kennedy).

      The following map illustrates our routes out of Newark Liberty International:

      Continental Airlines operates the largest hub in the New York metropolitan area, which is the second largest aviation market in the world based on weekly departures. As of December 31, 2002, Continental Airlines operated 176 average daily departures from Newark Liberty International. We and Continental Airlines together operated approximately 65% of all daily departures from Newark Liberty International and approximately 25% of all daily departures from New York City’s three major airports. In addition to its 135 average daily domestic departures, Continental Airlines also flies to Europe, the Caribbean, Mexico, Canada, South America, Central America, Tel Aviv, Tokyo and Hong Kong from Newark Liberty International.

Houston’s George Bush Intercontinental Airport

      Bush Intercontinental is the home of our operations and the operations of Continental Airlines. As of December 31, 2002, we operated 170 average daily departures from Bush Intercontinental serving 56 cities in 22 states and 11 cities in Mexico. We serve more destinations in Mexico than any other regional U.S. carrier. During 2002, we operated approximately 92% of all daily departures of regional jets and turboprops from Bush Intercontinental and approximately 85% of all daily departures of regional jets and turboprops from Houston’s two major airports (Bush Intercontinental and Houston Hobby).

      The following map illustrates our routes out of Bush Intercontinental:

      As of December 31, 2002, Continental Airlines operated 290 average daily departures from Bush Intercontinental. We and Continental Airlines together operated approximately 82% of all daily departures from Bush Intercontinental and approximately 65% of all daily departures from Houston’s two major airports. Bush Intercontinental is also the focus of Continental Airlines’ operations in Mexico and Central America. In addition to its 241 average daily domestic departures, Continental Airlines also flies to Mexico, Central America, South America, the Caribbean, Canada, Europe and Tokyo from Bush Intercontinental.

Cleveland’s Hopkins International Airport

      As of December 31, 2002, we operated 117 average daily departures from Hopkins International serving 43 cities in 26 states, the District of Columbia and 2 cities in Canada. All of our departures were served by regional jets. We operated approximately 74% of all daily departures of regional jets and turboprops from Hopkins International.

      The following map illustrates our routes out of Hopkins International:

      As of December 31, 2002, Continental Airlines operated 49 average daily departures from Hopkins International. We and Continental Airlines together operated approximately 62% of all daily departures from Hopkins

International. In addition to its 47 average daily domestic departures, Continental Airlines also flies to Nassau from Hopkins International.

Our Aircraft Fleet

      Our focus on regional jet aircraft has been instrumental in our long-term growth. Responding to our customers’ preference for regional jets over turboprop aircraft, we were one of the first airlines in the United States to adopt an all-regional jet strategy. We were the worldwide launch customer in 1996 for the highly successful line of regional jets from Embraer. As of December 12, 2002, we completed our transition to an all-jet air carrier by retiring and selling all of our remaining turboprop aircraft to Continental Airlines. Additionally, during the fourth quarter of 2002, we began to add the new Embraer extended range ERJ-145XR aircraft (“ERJ-145XR”), a 50-seat regional jet capable of 1,500-mile flights, to our fleet. At December 31, 2002, we operated an all-jet fleet of 188 aircraft, including 18 of the new Embraer ERJ-145XR. We currently expect to continue to take our firm order delivery of approximately four new Embraer ERJ-145XR aircraft per month during the first half of 2003, two aircraft per month during the second half of 2003, 21 new Embraer ERJ-145XR aircraft per year during 2004 and 2005 and eight new aircraft in 2006. Our regional jets’ operational capabilities have allowed us to successfully add service to new markets that did not have enough passenger traffic to support Continental Airlines’ mainline jet service, but were beyond the range of turboprop aircraft. We plan to use these aircraft to begin service to new markets, principally out of the Newark/ New York, Houston and Cleveland areas, and to expand service in existing markets.

      We also have options for an additional 100 ERJ-145XR aircraft. Continental Airlines has the ability to include any or all of the aircraft subject to options in the capacity purchase agreement. In addition, as described under “— Our Capacity Purchase Agreement with Continental Airlines,” Continental Airlines has the ability to reduce the number of aircraft subject to the capacity purchase agreement below the numbers described in the paragraph above.

      We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to us or Continental Airlines. The capacity purchase agreement provides that all of the Embraer regional jets subject to our existing firm orders will be leased by Continental Airlines and then subleased to us. Under the capacity purchase agreement, we are responsible for obtaining financing for the aircraft subject to our options. We have no orders for additional aircraft other than the Embraer regional jets.

      The Embraer regional jets are among the quietest commercial jets currently available and offer many of the amenities of larger commercial jet aircraft, including a stand-up cabin, overhead and under-seat storage, lavatories, in-flight meal and beverage service capabilities, and, in many cases, more leg room than larger jets. The speed of Embraer regional jets is comparable to that of larger aircraft operated by the major airlines, and the ERJ-145 and ERJ-135 aircraft have a range of approximately 1,100 miles, while the ERJ-145XR has a range of approximately 1,500 miles.

      In addition, the flight completion performance of our regional jets has steadily improved since 1998 due to our focus on reliability. Excluding cancellations caused by weather and air traffic control, the completion rate for our regional jets improved from 97.1% to 99.9% of scheduled flights from 1998 through 2002. During 2002, we also set a record of 100 days with 100% completion.

Our Industry

Major, Low-fare and Regional Airlines

      The airline industry in the United States has traditionally been led by “major airlines,” including American Airlines, United Air Lines, Delta Air Lines, Northwest Airlines, Continental Airlines and US Airways. The major airlines offer scheduled flights to most major cities within the United States and throughout all or part of the world and also serve numerous smaller cities. The major airlines benefit from wide name recognition and long operating histories.

      Most major airlines have adopted the “hub and spoke” system. This system concentrates most of an airline’s operations at a limited number of hub cities, serving most other destinations or spokes in the system with one-stop or connecting service through the hub between destinations on the spokes. Such an arrangement permits travelers to fly from a point of origin to more destinations without switching air carriers. Hub airports permit airlines to transport passengers between large numbers of destinations with substantially more frequent service than if each route were served directly. The hub and spoke system also allows the carrier to add service to new destinations from a large number of cities using only one or a limited number of aircraft.

      “Low-fare” airlines, such as Southwest Airlines, AirTran Airways, Frontier Airlines and JetBlue, generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to many of the same markets, but at lower prices. Some low-fare airlines utilize a hub and spoke strategy, while others, including Southwest Airlines, have offered predominately point-to-point service between designated city pairs. The reduction, withdrawal or historical absence of service on shorter routes by both major and low-fare carriers has provided increased opportunities for regional airlines to develop these markets.

      Regional airlines, including our company, SkyWest Airlines, Atlantic Coast Airlines, American Eagle, Atlantic Southeast Airlines, Comair, Mesa Airlines, Mesaba Airlines and Horizon Airlines, typically operate smaller aircraft on lower-volume routes than major airlines. Several regional airlines, including American Eagle, Comair, Republic, Pinnacle, Atlantic Southeast Airlines and Horizon Airlines, are wholly owned subsidiaries of major airlines. In contrast to low-fare airlines, regional airlines generally do not try to establish an independent route system to compete with the major airlines. Rather, regional airlines typically enter into relationships with one or more major airlines, in which the regional airline agrees to use its smaller aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying or spoke city. In exchange for these services, the regional airline is paid either a fixed fee by the major airline or a percentage of applicable ticket revenue.

Growth of the Regional Airline Industry

      According to the Regional Airline Association, the regional airline sector of the airline industry experienced compounded annual growth in available seat miles of 9.5% between 1992 and 2001. We believe that the growth in the number of passengers using regional airlines and the revenue of regional airlines during the past decade is attributable to a number of factors, including:

•	Regional airlines are replacing turboprop planes with regional jets, which passengers prefer.

•	Many major airlines have determined that an effective method for retaining customer loyalty and maximizing system revenue, while lowering costs, is to utilize more cost-efficient regional airlines flying under the major airline’s flight designator code and name to serve a combination of shorter and low-volume routes.

•	Since many major airlines are increasingly using regional airlines as part of their growth strategies, many regional airlines have expanded, and may continue to expand, together with the major airlines they serve.

•	Regional airlines tend to have a more favorable cost structure and leaner corporate culture than many major airlines. Many regional airlines were founded in the midst of the highly competitive market that developed following deregulation of the airline industry in 1978.

Growth in the Use of Regional Jets

      We believe that the emergence of the regional jet in the mid-1990’s was, and will continue to be, a significant factor in the growth of the regional airline industry. Part of the reason for the regional jets’ importance to the growth of the regional airline industry stems from the high level of customer preference for the aircraft. Regional jets feature cabin class comfort and low noise levels, and we believe they are perceived by customers to be a safer means of transportation than turboprops. In addition, regional jets travel at high speed and have a traveling range that is similar to the 120-seat plus aircraft operated by major airlines. Regional jets can be used effectively on routes of up to approximately 1,500 miles, compared to approximately 400 miles for turboprops. The extended range, speed and greater comfort of regional jets allow regional airlines to operate on longer routes than they could with turboprops.

      In addition, for many routes, regional jets are more economical than larger jets. Regional jets are often used to fly on what are called “long and thin” routes, which are routes between cities that are too distant to use turboprops (500 to 1,500 miles) but have too little customer demand (either overall or during particular times of the day) to justify flying larger jet aircraft. The ability of regional jets to serve smaller markets has allowed the major carriers, in conjunction with their regional partners, to enhance greatly the utility of their hubs by adding spoke cities and increasing the frequency of flights, especially in off-peak periods.

Relationship of Regional and Major Airlines

      Regional airlines generally enter into code-sharing agreements with major airlines, under which the regional airline is authorized to use the major airline’s two-letter flight designator code to identify the regional airline’s flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-sharing partner and to market and advertise its status as a carrier for the code-sharing partner. In addition, the major airline generally provides reservation services, ticket stock, some ticketing services, ground support services and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 80 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets.

      The financial arrangements between the regional airlines and their code-sharing partners usually involve either a fixed-fee arrangement or a revenue-sharing arrangement. We believe that, as a result of the differences between fixed-fee arrangements and revenue-sharing arrangements, the trend in the industry for publicly owned regional carriers is toward using fixed-fee arrangements similar to the one that we have with Continental Airlines.

      Fixed-Fee Capacity Purchase Arrangements. Under a fixed-fee arrangement, the major airline generally pays the regional airline a fixed rate per flight, with additional incentives based on such factors as completion of flights, on-time performance and satisfactory baggage handling. In addition, the major and regional airlines often enter into an arrangement under which the major airline bears the risk of changes in the price of fuel. Under these arrangements, the major airline is responsible for scheduling and pricing the flights and controlling inventory. Regional airlines can benefit from a fixed-fee capacity purchase arrangement because they are sheltered to some degree from many of the elements that cause volatility in airline earnings — variations in ticket prices, passenger loads and fuel prices. However, regional airlines in fixed-fee capacity purchase arrangements generally do not benefit from a positive trend in ticket prices, passenger loads or fuel prices and, because the major airlines absorb most of the risks, the margin between the per-block hour fixed rate and expected per-block hour costs tends to be smaller than the margins that can be achieved by revenue-sharing arrangements. The major airline can benefit from fixed-fee capacity purchase arrangements because under such arrangements it is better able to control its entire network of flights and to serve strategic routes that otherwise might be uneconomical to a regional carrier under a revenue-sharing arrangement.

      Revenue-Sharing Arrangements. Under a revenue-sharing arrangement, the major airline and regional airline negotiate a proration formula, under which the regional airline receives a percentage of the ticket revenue for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. Substantially all costs associated with the regional airline flight are borne by the regional airline. In such a revenue-sharing arrangement, the regional airline realizes increased profits as ticket prices and passenger loads increase or fuel prices decrease and, correspondingly, realizes decreased profits as ticket prices and passenger loads decrease or fuel prices increase. Under this arrangement, the regional airline typically has more control over its flights and inventory.

Our Competitors

      The airline industry is highly competitive. We compete not only with other regional airlines, some of which are owned by or are operated as code-sharing partners of major airlines including Continental Airlines, but also with low-fare airlines and major airlines on many of our routes. Some of these airlines are larger and have significantly greater financial and other resources than we do. The principal competitive factors in the regional airline industry are fare pricing, customer service, routes served, flight schedules, aircraft types and code-sharing relationships. Competitors may rapidly enter markets we serve for Continental Airlines and quickly discount fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal variable costs to provide service to passengers occupying otherwise unsold seats.

      We are the leading regional airline operating out of Newark Liberty International, Bush Intercontinental and Hopkins International. We believe that our capacity purchase agreement with Continental Airlines combined with Continental Airlines’ significant market share at those airports provides us with a significant competitive advantage at these airports over other regional carriers. However, we face substantial competition from a number of regional airlines, including American Eagle and Atlantic Coast Airlines, which serve the New York metropolitan area. We also face limited competition from low-fare airlines, although they tend to serve different city pairs than we do.

      Continental Airlines currently has code-sharing agreements with several regional airlines where Continental Airlines acts as the primary code-share partner. We believe these relationships provided Continental Airlines approximately 7.5% of its regional feed on an available seat miles basis in 2002. In addition, some of Continental Airlines’ major airline code-share partners have arrangements with regional airlines that operate a few regional jet flights in and out of Continental Airlines’ existing hub airports. We cannot provide assurance that Continental Airlines will not expand these relationships in competition with us, including through the use of aircraft released from the capacity purchase agreement, nor that Continental Airlines will not add regional jet capacity in competition with us, subject to our exclusive arrangement at Continental Airlines’ three existing hub airports. Because our license from Continental Airlines to use the Continental Express name and other trademarks is non-exclusive, Continental Airlines is not prohibited from flying its own planes or permitting any of these other regional airlines from operating under the Continental Express name.

Our Industry Regulation

      We operate under certificates of public convenience and necessity issued by the Department of Transportation (“DOT”). These certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate.

      The airlines are also regulated by the FAA, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Under these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft operated by us that provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.

      The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Some airports, including the major airports at Boston, Washington, D.C., Chicago, Los Angeles, San Diego, Orange County (California) and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to commence or expand our operations at affected airports. Local authorities at other airports are considering adopting similar noise regulations.

      The FAA has designated John F. Kennedy International Airport (“JFK”) and LaGuardia Airport (“LaGuardia”) in New York and Ronald Reagan Washington National Airport in Washington, D.C. as “high density traffic airports” and has limited the number of departure and arrival slots at those airports. In April 2000, legislation was signed phasing out slot restrictions beginning in 2001 at LaGuardia and Kennedy. All slot restrictions at LaGuardia and Kennedy are scheduled to be eliminated by 2007. The elimination of slots has not had any material impact on us.

      In November 2001, the President signed into law the Aviation Security Act. The law federalizes substantially all aspects of civil aviation security, creating a new Transportation Security Administration under the DOT. Under the Aviation Security Act, all security screeners at airports will be federal employees, and significant other elements of airline and airport security will be overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners. Among other matters, the law mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs, and enhanced background checks. Funding for airline and airport security under the law is provided by a new $2.50 per enplanement ticket tax (subject to a $5 per one-way trip cap), and a new annual fee on air carriers in an amount not to exceed the amounts paid in calendar year 2000 by air carriers for screening passengers and property. Air carriers began collecting the new ticket tax from passengers, and became subject to the new fee on air carriers, on February 1, 2002. The law required that the Undersecretary of Transportation for Security assume all the civil aviation security functions and responsibilities related to passenger screening called for under the law. The law also requires that all checked baggage be screened by explosives detection systems, which will require significant equipment acquisition by the government and may require facility and baggage process changes to implement. Implementation of the requirements of the Aviation Security Act may result in increased costs for airlines and passengers and may result in delays and disruptions to air travel.

      Many aspects of operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could adversely affect operations and increase operating costs in the airline industry.

Our Maintenance of Aircraft

      Using a combination of FAA certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and “as-needed” basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required. We have a “power-by-the-hour” agreement with Rolls-Royce Corporation to maintain the engines on our Embraer ERJ-145 and ERJ-135 aircraft through April 2010. Under the agreement, we are charged for covered services based on a fixed rate for each flight hour accumulated during a month. The rates are subject to annual revisions based on the Bureau of Labor Statistics labor and material indices. In addition, the operating assumptions used to determine the rates are currently under review, and will be reviewed every other year beginning January 1, 2004, based on our actual operation of the aircraft and engines and projections for future operations. We believe this agreement, coupled with our ongoing maintenance program, reduces the likelihood of unexpected levels of engine maintenance expense during its term. We continue to maintain an inventory of aircraft spare parts and utilize a computerized tracking system to increase maintenance efficiency and to avoid excess inventories of spare parts.

      We perform our line and heavy maintenance projects at our facilities in Knoxville, Shreveport, Cleveland and Houston as well as our satellite maintenance stations.

      All mechanics and avionics specialists employed by us have appropriate training and experience and hold required licenses issued by the FAA. We provide periodic in-house and outside training for our maintenance and flight personnel and also take advantage of manufacturer’s training programs that are offered when acquiring new aircraft.

Our Employees

      As of December 31, 2002, we had approximately 5,100 full-time equivalent employees, including approximately 1,800 pilots, 800 flight attendants, 1,100 customer service personnel, 800 maintenance technicians and 100 other maintenance personnel, 60 dispatchers and 500 management and support personnel. As is customary in the airline industry, we also use third parties to provide ground handling personnel in some stations. Currently, a majority of these ground handling personnel are provided by Continental Airlines.

      Labor costs are a significant component of airline expenses and can substantially impact our results. While there can be no assurance that what we regard as our generally good labor relations and high labor productivity will continue, an important component of our business strategy is the preservation of good relations with our employees, approximately 70% of whom are represented by unions.

      Under the terms of a flow-through agreement with ours and Continental Airlines’ pilots, furloughed Continental Airlines pilots have the option to fly for our company and replace our pilots. In addition, our furloughed Continental Airlines pilots have recall rights to be rehired by Continental Airlines. Since September 11, 2001, Continental Airlines has furloughed a total of 439 pilots. Of this number, 233 pilots took positions at our company, contributing to the furlough of 386 of our pilots. Should pilot positions become available at Continental Airlines, our pilots who were furloughed by Continental Airlines will likely elect to return to Continental Airlines. We may have difficulty replacing these pilots. In addition, some of our pilots and mechanics have preferential rights to be hired by Continental Airlines when positions become available. As a result, until the termination of these flow-through arrangements (which terminate when Continental Airlines ceases to own more than 50% of our outstanding common stock) and recall rights, additional hiring by Continental Airlines or additional furloughs by Continental Airlines may cause additional turnover of our employees.

      The flow of pilots from Continental Airlines to us under the flow-through agreement and the potential recall of some of these pilots to Continental Airlines in the future are expected to result in higher pilot labor costs. These higher costs are expected to result from reduced productivity, additional training costs and the higher seniority level of the Continental Airlines’ pilots that have taken positions with us. As a result, Continental Airlines has agreed to increase payments to us under our capacity purchase agreement to cover these increases in costs stemming from our hiring of furloughed Continental Airlines pilots under the flow-through arrangements.

      The following table, as of December 31, 2002, reflects our principal collective bargaining agreements and their respective amendable dates.

	Approximate Number
	of Full-Time		Contract
Employee Group	Equivalent Employees	Representing Union	Amendable Date

Pilots	1,800	Air Line Pilots Association, International	October 2002
Maintenance technicians	800	International Brotherhood of Teamsters	February 2004
Flight Attendants	800	International Association of Machinists and Aerospace Workers	December 2004
Dispatchers	60	Transport Workers Union of America	July 2004

      We are currently engaged in labor negotiations with our pilots. At his time, we cannot predict the outcome of these negotiations. Our other employees are not covered by collective bargaining agreements.

Principal Risk Factors that May Affect Our Business and Results of Operations

Risk Factors Relating to Our Capacity Purchase Agreement with Continental Airlines

We are dependent on the financial and operational strength of Continental Airlines.

      Continental Airlines reported a net loss of $451 million for the full year 2002. Although Continental Airlines has been able to raise capital, downsize operations and reduce expenses significantly, current trends in the airline industry and the U.S. economy make it likely that they will continue to post significant losses for the foreseeable future. Although Continental Airlines believes that their liquidity will be sufficient to fund current operations through 2003 or beyond if they continue to be successful in implementing previously announced cost cutting and revenue generating measures, together with the capacity reductions announced by other carriers and capacity reductions that could come from restructurings within the industry, they believe that the economic and political environment in which they operate must improve for them to operate at their current size and expense level beyond that time.

      Even absent such adverse factors as further economic recession, additional terrorist attacks, a war affecting the United States (if the war were prolonged), decreased consumer demand, or increased fuel prices, Continental Airlines may find it necessary to further downsize their operations and further reduce expenses. Therefore, Continental Airlines could reduce the level of their commitment or their utilization of our aircraft under the capacity purchase agreement, which could materially reduce our revenue and earnings. For a detailed discussion of Continental Airlines’ results of operations, please see their report on Form 10-K for the year ended December 31, 2002 as filed with the SEC. In addition, refer to Item 8. “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3 — ExpressJet Initial Public Offering and Capacity Purchase Agreement.” in such Form 10-K that sets forth Continental Airlines disclosure of their future minimum non-cancellable commitments under the capacity purchase agreement.

If Continental Airlines terminates our capacity purchase agreement, we may lose access to all, or substantially all, of our aircraft fleet, our airport facilities and regulatory authorizations relating to scheduled flights, as well as any services that Continental Airlines provides to us.

      At December 31, 2002, we sublease all of our aircraft from Continental Airlines. If Continental Airlines terminates the capacity purchase agreement for cause, it will have the right to terminate our subleases with it for aircraft covered by the agreement at the time of termination and take possession of these aircraft. If Continental

Airlines terminates the capacity purchase agreement for any reason other than cause, we have the option to cancel all or any number of our subleases with Continental Airlines for aircraft covered by the agreement at the time of termination. If we cancel any of these subleases, we will lose access to the subject aircraft, which would reduce the size of our fleet and impair our ability to generate revenue and cash flow. If we elect not to terminate these subleases, the interest rate implicit in calculating the scheduled lease payments will automatically increase by 200 basis points to compensate Continental Airlines for its continued participation in our lease financing arrangements, which would increase our expenses and adversely affect our earnings.

      Under the capacity purchase agreement, so long as Continental Airlines is our largest customer, if a change of control of our company occurs without the consent of Continental Airlines, our block hour rates under the capacity purchase agreement will be significantly reduced, which would have a material adverse effect on our operating results and financial condition. In addition, so long as Continental Airlines owns a majority or significant portions of our common stock it will be able to control or significantly influence the election of our board of directors, the outcome of any stockholders vote and other matters affecting our company.

      Additionally, if the capacity purchase agreement is terminated for any reason, we would likely lose access to all or substantially all of our airport facilities and other services that Continental Airlines provides to us. Most of the airport facilities that we use are leased from airport facilities by Continental Airlines. If the capacity purchase agreement is terminated, we can be required by Continental Airlines to vacate substantially all of the space subleased to us. In addition, at any airport to which we fly scheduled flights on behalf of Continental Airlines, subject to some exceptions, Continental Airlines can require us, at any time including upon cessation of these scheduled flights to this airport, to use commercially reasonable efforts to assign any lease for these facilities that is in our name to Continental Airlines or its designee (or to sublease the space to it or its designee). As a result, in order to offer airline service after termination of our capacity purchase agreement, we may have to arrange to use the same or other airport facilities, slots, and authorizations at higher rates. Our inability to gain appropriate access to airport facilities, slots or other authorizations or a significant increase in our cost to do so would have a material adverse effect on our operating results and financial condition.

      In connection with the capacity purchase agreement, Continental Airlines provides a number of important passenger, aircraft and traffic handling services to us. Upon termination of the capacity purchase agreement, we would either need to provide these services internally or contract with a third party for them. We may not be able to replace these services on a cost effective basis and as a result could cause a material adverse effect on our operating results and financial condition.

      While we have no reason to believe, based on information currently available, that Continental Airlines or us will terminate the capacity purchase agreement in the foreseeable future, there can be no assurance that such circumstances will not occur causing Continental Airlines or us to terminate the capacity purchase agreement.

Risks Factors Relating to Our Business and Operations

We have substantial debt obligations, and we may not be able to generate sufficient cash flow or otherwise raise funds to make required payments or pursue other business opportunities.

      Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations. We currently have $325.5 million of outstanding indebtedness attributable to our note payable to Continental Airlines. Accrued interest is currently payable quarterly, and installments of $27.9 million in principal and accrued interest are due quarterly beginning June 30, 2003, with the entire unpaid balance due on March 31, 2007. There can be no assurance that we will generate sufficient cash or otherwise raise funds to make these interest or principal payments when due or that we will be able to refinance the note at maturity. If we do not make these payments in a timely manner, Continental Airlines can reduce its monthly payments to us under the capacity purchase agreement to the extent necessary to offset our defaulted payments. Even if we are able to timely service our debt obligations, their size could negatively affect our operations in various ways, including increasing the cost, or limiting the availability, of additional financing for working capital, capital acquisitions or other purposes and limiting the ways in which we can use our cash flow. Under the terms of our agreements with Continental Airlines, (a) until April 23, 2003, we cannot issue any of our or our subsidiaries’ capital stock (except in connection with our employee benefit plans) and

(b) between that date and April 23, 2004, if we or any of our subsidiaries issue or sell any capital stock of our company or any of our subsidiaries, other than issuances or sales in connection with our employee benefit plans, we are required to use 75% of the net proceeds from that sale to make a principal payment on the note, unless in either case we receive Continental Airlines’ consent or at such time Continental Airlines and its controlled affiliates own less than 20% of our outstanding shares of common stock.

      Our credit status could decline as a result of our operating separately from Continental Airlines, and as a result, we may face increased borrowing costs, more restrictive covenants and reduced amounts of credit, which may result in a reduction in the size of our fleet or impair our ability to fly for other carriers. Our operation as a separate entity from Continental Airlines may have a negative impact on our ability to obtain credit on terms similar to those we were able to obtain previously. Historically, Continental Airlines has provided financing and credit support to us. We expect that, except as required by the capacity purchase agreement, Continental Airlines will not continue to provide us financing and credit support. As a result, we may face increased borrowing costs, more restrictive covenants and reduced credit from lenders and suppliers, all of which would adversely affect our operating results, financial condition and our ability to raise capital to pursue other business opportunities.

      Under the capacity purchase agreement and agreements with Embraer, Continental Airlines will acquire or lease from Embraer or its designee all of our current firm order aircraft and sublease these aircraft to us, although neither we nor Continental Airlines has any obligation to acquire or lease any of these aircraft that are not financed by a third party and leased to us or Continental Airlines. In addition, Continental Airlines is not required to provide any financing for our Embraer option aircraft or any other aircraft that we may acquire.

      In addition, Continental Airlines may require us to substitute aircraft subject to our existing Embraer options for aircraft that have been removed from the terms of the capacity purchase agreement and that we sublease from Continental Airlines. If Continental Airlines elects to do this, it will be entitled to terminate our sublease and take possession of the replaced aircraft on the option aircraft’s scheduled delivery date, regardless of whether the option aircraft is actually delivered or we are able to finance its acquisition. Continental Airlines may also terminate the sublease relating to, and take possession of, any of our aircraft that has been removed from the terms of the capacity purchase agreement to the extent that Continental Airlines provides us with an equivalent replacement aircraft. We will be required to use commercially reasonable efforts to finance the replacement aircraft. If we are unable to obtain financing after using commercially reasonable efforts, we will not be required to exchange our aircraft for the replacement aircraft. However, we cannot assure you that, if Continental Airlines exercises its rights to replace an aircraft and we are able to obtain financing, the terms of any alternative financing will be comparable to those in the subleases with Continental Airlines.

Our tax agreement with Continental Airlines increases our exposure to Continental Airlines’ financial health.

      Our internal reorganization should reduce the amounts we must pay in the future to various tax authorities as a result of increasing the tax basis of our tangible and intangible assets to fair value. We have agreed in our tax agreement with Continental Airlines to pay to Continental Airlines substantially all of the amount by which our tax payments to various tax authorities are reduced, which could be as much as $400 million over 15 years or longer. See Item 8. “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4 — Income Taxes” for detailed discussion of our income taxes, including the increase in the tax basis of our tangible and intangible assets to fair value. After paying these reduced amounts to tax authorities, if it is determined as a result of an income tax audit or examination that any significant amount of these tax benefits should not have been available, and, as a result, we must pay additional taxes and/or penalties to one or more tax authorities, and if at that time Continental Airlines were insolvent or bankrupt or otherwise unable to pay us under its indemnification of us for these amounts, then we could be materially adversely affected.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, may directly impact our earnings.

      Labor costs impact our results of operations. Labor costs constitute a significant percentage of our total operating costs, and are considered unreconciled costs under the capacity purchase agreement with Continental Airlines. The collective bargaining agreement between us and our pilots (who are represented by the Air Line Pilots Association, International (“ALPA”) was amendable in October 2002. We began our negotiations with our pilots in July 2002 and had jointly applied for a federal mediator with ALPA on December 20, 2002. Our negotiations are ongoing with the mediator and ALPA and at this time we cannot predict the outcome of these negotiations. We believe that we will incur increased labor costs in connection with the negotiation of our collective bargaining agreement with our pilots. If we are unable to reach agreement with any of our unionized work groups on the terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to conduct our operations and fulfill our obligations under the capacity purchase agreement. In addition, certain other U.S. air carriers have experienced work slowdowns, strikes or other labor disruptions in connection with contract negotiations. Although we enjoy generally good relations with our pilots, there can be no assurance that we will not experience labor disruptions in the future.

We May Not Be Successful in Implementing Our Growth Strategy

      In order to meet our growth objectives, we have contracted to add additional aircraft to our fleet over the next several years. Substantial risks accompany our growth plans. Some factors that may impact our growth plan include: (i) demand for regional air transportation, principally in Houston and Cleveland, and the actual physical availability for growth at airports in Cleveland and Newark; (ii) the general condition of the U.S. economy; (iii) our ability to hire, train and retain enough pilots, flight crews and mechanics for our aircraft; (iv) our ability to obtain and finance enough new Embraer regional jets and other aircraft; and (v) our ability to operate and manage a larger enterprise cost-effectively. Many of these factors are beyond our control. If we are incorrect in our assessment of the profitability and feasibility of our growth plans, or if unforeseen circumstances arise, we may not be able to grow as planned or our growth may have an adverse effect on our operating results and our financial condition.

Risks Factors Relating to the Airline Industry

Our industry has incurred significant losses as a result of weakened economies and political uncertainties.

      The industry in which we compete is highly sensitive to the economy. As we continue to operate in an uncertain global and domestic economy, overall revenue for the airline industry is depressed. Corporate profitability has declined, resulting in reduced business travel, typically the most profitable source of revenue for mainline carriers. In addition, we believe that reduced demand persists not only because of the weak economy, but also due to some customers’ concerns about a war by United States forces against Iraq, future terrorist attacks and reprisals. Demand is further weakened by customer dissatisfaction with the hassle and delay of heightened airport security. Under our capacity purchase agreement, Continental Airlines assumes the risk of revenue volatility associated with fares and passenger traffic. Therefore, although we are not directly affected by the decline in demand, so long as Continental Airlines is our largest customer, this factor could influence their commitments to us under the capacity purchase agreement and lead to a reduction in our revenue.

      Our business is subject to extensive government regulation. As evidenced by the enactment of the Aviation Security Act, airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. We expect to continue incurring expenses to comply with the FAA’s regulations. In addition, if any of these actions by the FAA causes us to cancel flights, the resulting reduction in our revenue is not taken into account in the reconciliation payment made under the capacity purchase agreement to maintain our operating margin within a specified range.

      Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. Additionally, because of significantly higher security and other costs incurred by airports after September 11, 2001 and because reduced landing weights since September 11, 2001 have reduced the fees airlines pay to airports, many airports are significantly increasing their rates and charges to air carriers. Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have also been proposed. The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available. We cannot assure you that laws or regulations enacted in the future will not adversely affect us.

Substantial consolidation and competition in the airline industry could adversely affect us.

      Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation, and it may in the future experience additional consolidation. Continental Airlines routinely monitors changes in the competitive landscape and engages in analysis and discussions regarding strategic position, including potential alliances and business combination transactions. Any additional consolidation or significant alliance activity within the airline industry could adversely affect our operations, our business prospects and our relationship with Continental Airlines. While we have no reason to believe, based on information currently available, that Continental Airlines’ implementation of its marketing alliance with Delta Air Lines, Inc. and Northwest Airlines, Inc. will have an adverse effect on our capacity purchase agreement with Continental Airlines, there can be no assurance that such circumstances will not occur in the future.

      The airline industry is highly competitive. We compete not only with other regional airlines, some of which are owned by or operate as code-sharing partners of major airlines including Continental Airlines, but also with low-fare airlines and major airlines on many of our routes. Some of these airlines are larger and have significantly greater financial and other resources than we do. Moreover, competitors could rapidly enter markets we serve for Continental Airlines and quickly discount fares, which could lessen the economic benefit.

We may be affected by factors beyond our control, including weather conditions and the availability and cost of fuel.

      Generally, revenue for airlines depends on the number of passengers carried, the fare paid by each passenger and service factors, such as timeliness of departure and arrival. During periods of fog, icy conditions, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Under our capacity purchase agreement with Continental Airlines, we are substantially protected against cancellations due to weather or air traffic control. However, if we decide in the future to operate our aircraft for another airline or under our own flight designator code, we may not be protected against weather or air traffic control cancellations, which could adversely affect our operating results and financial condition.

      In addition, if we operate our aircraft for another airline or under our own flight designator code, we could be exposed to risk of increased fuel prices. Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world. Our ability to pass on increased fuel costs through fare increases would be limited by several factors, including economic and competitive conditions. In addition, if the unavailability of fuel causes us to cancel flights, the resulting reduction in our revenue is not taken into account in the reconciliation payment made under the capacity purchase agreement to maintain our operating margin within a specified range. The cost and availability of adequate supplies of fuel could have a material effect on our operating results and our financial condition in the future.

Item 2.     Properties

Flight Equipment

      As shown in the following table, our operating aircraft fleet consisted of 188 regional jets at December 31, 2002. Our purchase commitments (orders) and aircraft options as of December 31, 2002 are also shown below.

					Seats in
	Total		Firm		Standard
Type	Aircraft	Leased	Orders	Options	Configuration

Regional Jets:
ERJ-145XR	18	18	86	100	50
ERJ-145	140	140	—	—	50
ERJ-135	30	30	—	—	37

Total	188	188	86	100

      During 2002, we put into service a total of 51 new aircraft which consisted of 33 ERJ-145 aircraft and 18 ERJ-145XR aircraft. We removed from service 25 ATR-42 aircraft and 8 EMB-120 aircraft.

      We have entered into discussions and believe we have agreements in principle to take delivery of 36 ERJ-145XR aircraft in 2003, 21 ERJ-145XR aircraft in 2004 and 2005 and the remainder of our firm orders through 2006.

      See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Commitments” for a discussion of our order for new firm commitment aircraft and related financing arrangements.

Facilities

      We use the following principal facilities:

•	Bush Intercontinental — Terminal B has approximately 155,000 square feet with 31 regional jet gates. Subject to obtaining applicable approvals, we have the ability to add one additional regional jet gate to the existing terminal. Additionally, we have remote parking positions for an additional 12 regional jets served by a bus facility as well as access to an additional nine remote parking positions near Terminal D’s international facility.

•	Houston Maintenance Hangar — We have four maintenance bays occupying approximately 70,000 square feet and approximately 45,000 square feet of administrative space.

•	Houston Training Center — We have a 33,000 square foot facility containing regional jet simulators and corresponding training and administrative space. Construction began in late January 2003 to add nearly 25,000 square feet of additional space, which includes one additional full motion flight simulator, additional classrooms and administrative space.

•	Hopkins International — Terminal D has approximately 104,000 square feet with 12 regional jet passenger loading bridge gates. We also utilize numerous jetways and gates on Continental Airlines’ Terminal C. Subject to obtaining applicable approvals, we have the ability to add 12 to 16 regional jet gates if the existing 24 turboprop gates are eliminated. We currently have the ability to park up to 20 regional jets on the turboprop remote parking piers adjacent to Terminal D.

•	Cleveland Maintenance Hangar — We utilize approximately 98,000 square feet of the facility for eight lines of maintenance.

•	Newark Liberty International — We operate out of Continental Airlines’ Terminal C with 18 regional jet gates and six remote parking positions.

•	Knoxville Hangar — We have a four-bay heavy maintenance facility of approximately 82,000 square feet located in Knoxville, Tennessee.

•	Knoxville Maintenance Shops — We operate a maintenance shop with approximately 11,000 square feet composed of a composite, engine build-up (“EBU”) and thrust reverser shop.

•	Shreveport Hangar — We have a five-bay heavy maintenance facility of approximately 121,000 square feet located in Shreveport, Louisiana.

•	Satellite Maintenance Stations — We have line maintenance facilities in Burlington, Vermont; Richmond, Virginia; Hartford, Connecticut; Charlotte, North Carolina; Dayton, Ohio; Louisville, Kentucky; St. Louis, Missouri; Nashville, Tennessee; Washington-Dulles, District of Columbia; and Lafayette, Louisiana.

      All of these facilities are leased on a net-rental basis, and we are responsible for maintenance, taxes, insurance and other facility-related expenses and services. Continental Airlines is the primary sublessor for these facilities, except for the Houston maintenance hangar, the Knoxville hangar and Shops facilities, the Shreveport hangar and the Richmond, Louisville, and Dayton satellite maintenance stations, which we lease directly. In addition, at each of Continental Airlines’ three domestic hub cities and many other locations, our passenger and baggage handling space is provided by Continental Airlines on varying terms dependent on the prevailing practice at each airport. If the capacity purchase agreement is terminated after our material breach of that agreement, we may be required to vacate these facilities that are subleased to us by Continental Airlines, and we may be required to use commercially reasonable efforts to assign to Continental Airlines or its designee any lease in our name for these facilities. See “— Our Capacity Purchase Agreement with Continental Airlines — Airport Facilities, Slots and Route Authorities.” For a period of five years following the termination of the capacity purchase agreement, if we wish to transfer our interests in any of our facilities used to fulfill our obligations under the capacity purchase agreement, Continental Airlines must consent to the transfer (where Continental Airlines is the sublessor) and has a right of first refusal to acquire our interests in those facilities that we lease from parties other than Continental Airlines.

Item 3.     Legal Proceedings

Legal Proceedings

      We are a defendant in various lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our financial position, results of operations or cash flows, it is our opinion that the ultimate disposition of such suits will not have a material adverse effect on our financial position, results of operations or cash flows.

Environmental Proceedings

      We are and may from time to time become involved in environmental matters, including the investigation and/or remediation of environmental conditions at properties we use or previously used by us. We are not, however, currently subject to any environmental cleanup orders imposed by regulatory authorities, nor do we have any active investigations or remediations at this time.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 4A.     Executive Officers of the Company

      The following table provides information regarding our directors, executive officers and key employees:

Name	Age	Position(s)

James B. Ream	47	President, Chief Executive Officer and Director
Frederick S. Cromer	38	Vice President and Chief Financial Officer
Jerry E. Losness	63	Vice President and Chief Operating Officer
John F. Wombwell	41	Vice President, General Counsel and Secretary
Charles R. Coble(1)	49	Vice President — Field Services
Fred H. Junek, Jr.(1)	54	Vice President — Safety and Regulatory Compliance
Karen P. Miles(1)	46	Vice President — Human Resources and Administration
James E. Nides(1)	52	Vice President — Flight Operations and Maintenance
Thomas E. Schick	61	Chairman of the Board
Gordon M. Bethune	61	Director
Janet M. Clarke	50	Director
Kim A. Fadel	50	Director
Lawrence W. Kellner	44	Director
C.D. McLean	61	Director
L. E. Simmons	56	Director
Jeffery A. Smisek	48	Director

(1)	These individuals are key employees employed by our operating subsidiary.

      We describe briefly below the business experience of our directors, executive officers and key employees.

      James B. Ream has been Chief Executive Officer of our company since July 2001 and has been President and a director since October 1999. Mr. Ream joined Continental Airlines in 1994 as Vice President — Finance, responsible for accounting, financial planning and analysis. Since that time, Mr. Ream relocated to Continental Airlines’ hub in Guam where he was Executive Vice President and Chief Operating Officer in 1996 and President and Chief Operating Officer from October 1996 to April 1998 of Continental Micronesia, Inc. Prior to joining our company, he was Senior Vice President — Asia for Continental Airlines from April 1998 to October 1999, based in Houston. Prior to joining Continental Airlines, Mr. Ream held various positions within the finance department of American Airlines, Inc., including Managing Director — Financial Planning.

      Frederick S. Cromer has been Vice President and Chief Financial Officer of our company since July 1997. Mr. Cromer was Staff Vice President-Fleet Planning for Continental Airlines from 1995 to 1997. Prior to joining Continental Airlines, Mr. Cromer held various finance and fleet planning positions within Northwest Airlines.

      Jerry E. Losness has been Vice President and Chief Operating Officer of our company since February 1996. Previously, Mr. Losness was Senior Vice President and General Manager from 1993 to 1995, Regional Vice President of the Houston hub from 1992 to 1993 and Chief Financial Officer from October 1990 to 1992. Prior to joining our company, Mr. Losness held various financial and operations positions within Eastern Airlines, including Vice President of Financial Planning and Analysis and Executive Assistant to the Chairman.

      John F. Wombwell has been Vice President, General Counsel and Secretary of our company since April 2002. Prior to joining our company, Mr. Wombwell was Executive Vice President, General Counsel and Secretary of the New York Stock Exchange traded company, Integrated Electrical Services, Inc., from November 1999 to April 2002 and Senior Vice President, General Counsel and Secretary of that company from January 1998 to November 1999. Prior to that time, Mr. Wombwell was a partner at the national law firm of Andrews & Kurth L.L.P with a practice focused on representing public companies with respect to corporate and securities matters.

      Charles R. Coble has been Vice President — Field Services of our company since November 1996. Mr. Coble joined Continental Airlines in June 1975 and held Director level positions within the Field Services Division in Denver, San Francisco and, most recently, Newark/ New York.

      Fred H. Junek, Jr. has been Vice President — Safety and Regulatory Compliance of our company since January 1998. Previously, Mr. Junek served as Manager of Flight Safety and Quality Assurance for Northwest Airlines from 1995 to December 1997.

      Karen P. Miles has been Vice President — Human Resources and Administration of our company since August 2001, and was Senior Director of Inflight Operations from January 1999 to July 2001 and Director of Airport Services from January 1997 to December 1998. Ms. Miles joined Continental Airlines in 1987 where she held various positions, most recently as its Assistant Director of the Houston hub, which position she held beginning in 1995.

      James E. Nides has been Vice President — Flight Operations and Maintenance since August 2002, was Vice President — Flight Operations of our company since July 2001 and was Senior Director of Flight Operations from July 1998 to June 2001. Prior to joining our company, Mr. Nides was Vice President of Flight Operations for Express Airlines I, Inc. d.b.a. Northwest Airlink in Memphis, Tennessee from May 1995 to June 1998. Previously, Mr. Nides also held various positions in flight operations and maintenance at Comair, Inc. beginning in 1978, including Chief Pilot, Director of Technical Services and Director of Operations.

      Thomas E. Schick has been the Chairman of the Board of our company since September 5, 2002 and a director since May 31, 2002. Previously, Mr. Schick held various positions with Boeing Commercial Airplanes Group from March 1992 through June 2001, including Executive Vice President and Deputy to the President and Executive Vice President of Commercial Aviation Services. Mr. Schick was also President and Chief Operating Officer of Midway Airlines, Senior Vice President — Technical Operations for USAir Inc., and President and Chief Operating Officer for Piedmont Aviation, Inc.

      Gordon M. Bethune was the Chairman of the Board of our company from October 1994 to September 2002 and was also Chief Executive Officer until July 2001. Mr. Bethune has been the Chairman of the Board and Chief Executive Officer of Continental Airlines since September 1996. Mr. Bethune was President and Chief Executive Officer of Continental Airlines from November 1994 to September 1996, and President and Chief Operating Officer of Continental Airlines from February 1994 to November 1994. Previously, Mr. Bethune held various positions with The Boeing Company commencing in 1988, including Vice President and General Manager of the Commercial

Airplane Group Renton Division, Vice President and General Manager of the Customer Services Division and Vice President of Airline Logistics Support. Mr. Bethune is also a director of Continental Airlines, Honeywell International, Inc. and ANC Rental Corporation.

      Janet M. Clarke has been a director since May 31, 2002. Ms. Clarke has been with DealerTrack, Inc. since September 2002, currently as Chief Operating Officer and previously as Chief Marketing Officer. She was the President and Founder of Clarke Littlefield LLC from 2001 to 2002, Executive Vice President of Young & Rubicam Inc and Chairman and CEO of its KnowledgeBase Marketing subsidiary from 2000 to 2001. Prior to that, she served as Managing Director, Global Database Marketing at Citibank. Ms. Clarke is also a director of Cox Communications Inc. and eFunds Corporation.

      Kim A. Fadel has been a director since May 31, 2002. He is currently the Chief Counsel — Small Business Services for BellSouth Corporation, having held that position since 2000. Prior to then he was Vice President, General Counsel and Secretary at BellSouth Communications Systems, Inc., a subsidiary of BellSouth Corporation, from 1994 to 2000, and held various other positions with BellSouth entities since 1986. Mr. Fadel was previously an attorney with Wishart, Norris, Henninger and Pitman, P.A. and a Naval Flight Officer in the United States Navy.

      Lawrence W. Kellner has been a director of our company since July 1995. Mr. Kellner was named President of Continental Airlines in May 2001. Mr. Kellner was Executive Vice President and Chief Financial Officer of Continental Airlines from November 1996 to May 2001. Mr. Kellner is also a director of Continental Airlines, Marriott International, Inc. and Belden & Blake Corporation.

      C.D. McLean has been a director of our company since May 1995. Mr. McLean was named Executive Vice President and Chief Operating Officer of Continental Airlines in May 2001. Mr. McLean was Executive Vice President-Operations of Continental Airlines from November 1996 to May 2001.

      L. E. Simmons has been a director since May 31, 2002. He is the President and Founder of SCF Partners. He is the Chairman of Oil States International and a director of Varco International, Inc., Simmons Media Group and Zions Bancorporation.

      Jeffery A. Smisek has been a director of our company since April 1995. Mr. Smisek was named Executive Vice President — Corporate and Secretary of Continental Airlines in May 2001. Mr. Smisek was Executive Vice President, General Counsel and Secretary of Continental Airlines from November 1996 to May 2001. Mr. Smisek is also a director of Varco International, Inc.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on the New York Stock Exchange. The table below shows the high and low sales prices for our common stock as reported on the New York Stock Exchange beginning April 18, 2002, the date following the pricing date of our initial public offering on which trading of our common stock on the New York Stock Exchange commenced.

	Common Stock

	High	Low

2002
Second Quarter (beginning April 18, 2002)	$17.40	$11.60
Third Quarter	$13.90	$8.87
Fourth Quarter	$13.05	$7.15

      As of February 5, 2003, there were approximately 9 holders of record of our common stock.

      We have paid no cash dividends on our common stock and have no current intention of doing so.

      Our Certificate of Incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record. Our Bylaws further provide that no shares will be registered on such separate stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently limits to 25% the voting power in us (or any other U.S. airline) of persons who are not citizens of the United States.

Item 6.     Selected Financial Data

      You should read this selected financial data together with the consolidated financial statements and related notes and “Management’s Discussions and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

      The following selected financial data for each of the five years ended December 31, 2002 and as of December 31, 2002, 2001, 2000 and 1999 have been derived from our audited financial statements. The selected financial data as of December 31, 1998 has been derived from unaudited financial statements. The financial information included in this Form 10-K is not necessarily indicative of our future results of operations, financial position and cash flows, or reflective of what our results of operations, financial position and cash flows would have been had we been a stand-alone entity during the periods presented.

      We were operated essentially as a division of Continental Airlines until January 1, 2001, providing passengers to its mainline jet operations. Our scheduling, pricing and revenue management were designed and operated to increase Continental Airlines’ overall system revenue rather than to maximize the profitability on flight segments we operated. In addition, our historical financial statements for periods prior to January 1, 2001 reflect a revenue-sharing arrangement between us and Continental Airlines that is different from our current capacity purchase agreement, which became effective on January 1, 2001. Under our former revenue-sharing arrangement, we received a prorated percentage of the ticket revenue for passengers traveling one portion of their trip on our aircraft and the other portion of their trip on Continental Airlines’ aircraft, and all of the ticket revenue for passengers traveling their entire trip solely on our aircraft. All of the costs associated with our flights were either borne directly by us or otherwise allocated to us by Continental Airlines. Under our former revenue-sharing arrangement, we realized increased revenue as ticket prices and passenger loads increased and decreased costs as fuel and other costs decreased. Conversely, we realized decreased revenue as ticket prices and passenger loads decreased and increased costs as fuel and other costs increased. Under our current capacity purchase agreement, Continental Airlines pays us a rate calculated using a formula for each scheduled block hour of flight by aircraft operated by us. Under the formula, our rates vary depending on the average length of our scheduled flights, our aggregate number of flights and the type of aircraft provided, and are otherwise subject to specified adjustments.

	Year Ended December 31,

	2002	2001	2000	1999	1998

					(Unaudited)

	(In thousands, except per share data)
Statement of Operations Data:
Operating revenue	$1,089,099	$980,473	$843,773	$649,575	$527,651
Operating expenses	941,319	879,493	878,955	644,580	526,245
Operating income	147,780	100,980	(35,182)	4,995	1,406
Non-operating income/(expense), net	(9,174)	(21,275)	(23,856)	(23,414)	(24,304)
Net income/(loss)	84,280	48,074	(38,752)	(13,046)	(15,576)
Basic and diluted earnings/(loss) per share(1)	1.38	0.89
Weighted average number of shares used in computations:
Basic	61,068	54,000
Diluted	61,069	54,000

	As of December 31,

	2002	2001	2000	1999	1998

					(Unaudited)

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$120,930	$71,877	$13	$13	$—
Amounts due from Continental Airlines, net	17,419	14,235	—	—	—
Total assets	434,148	429,751	302,520	264,352	297,906
Amounts due to Continental Airlines, net(2)	—	—	481,312	406,575	334,562
Note payable to Continental Airlines(2)	325,512	552,312	—	—	—
Long-term debt and capital lease obligations, including current maturities	6,568	8,594	6,015	25,554	114,479
Mandatorily redeemable preferred stock of Subsidiary	5,000	—	—	—	—
Stockholders’ equity/(deficit)	15,302	(214,361)	(262,435)	(223,683)	(210,637)

	Year Ended December 31,

	2002	2001	2000	1999	1998

Operating Statistics:
Revenue passengers (thousands)	9,214	8,305	7,772	6,664	5,698
Revenue passenger miles (millions)(3)	3,952	3,388	2,947	2,149	1,564
Available seat miles (millions)(4)	6,219	5,437	4,735	3,431	2,641
Passenger load factor(5)	63.5%	62.3%	62.2%	62.6%	59.2%
Operating cost per available seat mile (cents)(6)(7)	15.14	16.18	18.56	18.79	19.93
Block hours (thousands)(8)	494.8	509.7	489.1	396.5	346.1
Average price per gallon of fuel, excluding fuel taxes (cents)	60.72	76.01	86.92	47.39	45.55
Fuel gallons consumed (millions)	164.9	144.5	122.1	87.2	66.5
Average length of aircraft flight (miles)	414	379	342	289	249
Average daily utilization of each aircraft (hours)(9)	7:38	8:00	8:25	7:56	7:49
Actual aircraft in fleet at end of period	188	170	166	147	127

(1)	Basic and diluted earnings per share are computed using the assumed number of shares of our common stock outstanding after the recapitalization. These items do not include approximately 1 million shares of our common stock issuable upon exercise of options outstanding under our 2002 Stock Incentive Plan.

(2)	Effective March 31, 2001, the amounts due Continental Airlines, net, of $552.3 million were converted into a note, which accrued interest at a fixed rate of approximately 4.9% through June 30, 2001 and since July 1, 2001 at a rate fixed for each quarter equal to the three-month London interbank offered rate on the second business day prior to such quarter plus 1.25% subject to an aggregate cap of 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004. Beyond 2004 there is no cap on the interest rate. Accrued interest currently is payable quarterly and fixed installments of $27.9 million in principal and accrued interest are due quarterly beginning June 30, 2003, with the entire unpaid balance due on March 31, 2007. As of December 31, 2002, a total of $226.8 million in principal prepayments have been made. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

(3)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.

(4)	Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(5)	Passenger load factor equals revenue passenger miles divided by available seat miles.

(6)	Includes government grant of $0.5 million and $24.9 million in 2002 and 2001, respectively. Excluding the grant, operating costs per available seat mile would have been 15.15 cents, and 16.63 cents for 2002 and 2001.

(7)	Operating cost per available seat mile equals operating expenses divided by available seat miles.

(8)	Block hours are the hours from departure gate to arrival gate.

(9)	The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this Form 10-K. The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those described in Item 1. “Business — Principal Risk Factors that May Affect Our Business and Results of Operations” and elsewhere herein.

      The following discussions and analysis provide information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and the related notes thereto in Item 8. “Financial Statements and Supplementary Data”, and the selected financial data and operating data contained in Item 6. “Selected Financial Data”.

OVERVIEW

      We are the largest operator of regional jets in the world and the second-largest regional airline in the world based on available seat miles. As of December 31, 2002, we offered scheduled passenger service with approximately 1,000 average daily departures to more than 108 cities in 37 states, the District of Columbia, Mexico and Canada. We provide Continental Airlines, Inc. (“Continental Airlines”) all of its regional airline capacity at its hub airports in Houston, Cleveland and Newark. Our available seat miles have grown at a compounded annual rate of 24.1% from 2.1 billion in 1997 to 6.2 billion in 2002. We are economically dependent upon Continental Airlines, as substantially all of our revenue is currently received from Continental Airlines. See discussion below in “— Liquidity and Capital Commitments — Relationship with Continental Airlines”.

Basis of Presentation

      The historical financial information we have included here does not reflect what our financial position, results of operations and cash flows would have been had we been a stand-alone entity during prior periods presented. Until January 1, 2001, we operated essentially as a division of Continental Airlines, providing passengers to its mainline jet operations. Our scheduling, pricing and revenue management were designed and operated to increase overall system revenue rather than to maximize the profitability on flight segments we operated. As a result, we had a history of reporting operating losses.

      Moreover, our historical financial statements for periods prior to January 1, 2001 reflect a revenue-sharing arrangement between us and Continental Airlines that is different from our current capacity agreement. Under our former revenue-sharing arrangement, we received a prorated percentage of the ticket revenue for passengers traveling one portion of their trip on our aircraft and the other portion of their trip on Continental Airlines’ aircraft, and all of the ticket revenue for passengers traveling their entire trip solely on our aircraft. All of the costs associated with our flights were either borne directly by us or otherwise allocated to us by Continental Airlines.

      In addition, our historical costs and expenses prior to 2001 reflected charges from Continental Airlines for customer services, centralized corporate services and infrastructure costs. These allocations were based on either actual costs or what we and Continental Airlines considered to be amounts representative of the cost to provide the services. Those expense allocations are no longer indicative of our current or future expenses.

Capacity Purchase Agreement

      Effective January 1, 2001, we entered into a capacity purchase agreement with Continental Airlines. As a result of this agreement, we have experienced and we expect to continue to experience significantly different financial results from those reported in our historical financial statements for periods prior to January 1, 2001. For a detailed discussion of our capacity purchase agreement, see Note 2 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”.

Recent Developments

      We announced on February 12, 2003, that we reached agreements in principle to amend our capacity purchase agreement with Continental Airlines and our regional jet aircraft purchase agreement with Empresa Brasileira de Aeronáutica S.A. (“Embraer”). Under the terms of the proposed amendments, we will modify our scheduled deliveries of Embraer regional jets in 2003 to 36, from our original plan for 48 deliveries, and will take 21 aircraft deliveries in 2004, down from 36. Additionally, we will increase our aircraft deliveries to 21 and eight for 2005 and 2006, up from two and zero for these years, respectively. Continental Airlines proposed the amendment to the capacity purchase agreement in response to continuing weakness and uncertainty in the airline industry. In return for the deferred deliveries, Continental Airlines, among other items, extended ExpressJet’s guarantee as the exclusive provider of regional jet service in the hubs and Continental Airlines’ termination right without cause by one year, to January 1, 2007. These proposed amendments to the capacity purchase agreement and the purchase agreement with Embraer are subject to the execution of satisfactory definitive agreements and the approval by the Board of Directors of Continental Airlines.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. In general, we base our estimates on historical experience, on information from third party professionals and on various other assumptions that we believe are reasonable under the facts and circumstances. We continually evaluate our accounting policies and estimates we use to prepare our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

      We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where these policies affect our reported and expected financial results. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and are sufficiently sensitive to result in materially different results under different assumptions and conditions. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”. We believe that our critical accounting policies are limited to those described below.

Maintenance Repair Liability

      Maintenance repair liability falls into two categories: accruals for estimated costs and power-by-the-hour arrangements. When parts and equipment on the aircraft become unserviceable or are due for scheduled maintenance, they are removed and replaced with serviceable parts from inventory. The parts in need of repair are sent to repair vendors and a liability for that repair cost is recognized in that calendar month. In the event that an actual quote is received, then the accrual will be based on such. Typically, repair costs are initially estimated based on the historical cost of a like repair for that specific part. If no historical cost information exists, then a percentage of replacement cost is used. The initial estimate is replaced by a quote from the repair vendor after they inspect the part and determine what the actual cost will be. The accrual is adjusted accordingly. Accruals are carried until the invoice is received, audited and paid.

      For those repairs and maintenance not covered by the above accrual method, power-by-the-hour arrangements exist. The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement. Individual contracts are of varying term and payment procedure, and typically either require a monthly payment based upon flight hours incurred or payment at the time of the repair event for a fixed dollar amount per flight hour. Accordingly, such payment amounts are expensed as incurred. On average, power-by-the-hour arrangements represent approximately 50% of our maintenance, materials and repair costs.

Revenue

      Under the capacity purchase agreement, we recognize our operating revenue based on agreed-upon rates for each scheduled block hour. The rates per hour were designed to provide us with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by us. Furthermore, we also record revenue earned under certain incentive provisions, such as percentage of flights we complete, certain on-time departures and baggage handling, within the capacity purchase agreement. See Note 2 — Capacity Purchase agreement with Continental Airlines in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for details related to the block hour rates and the performance incentive payments. Our operating revenue is reconciled and settled with Continental Airlines on a monthly basis, except for the quarterly reconciliation of our costs within the margin band as defined by the capacity purchase agreement. We recognized $1.1 billion in operating revenue for the year ended December 31, 2002, compared with $980.5 million for the same period in 2001.

Operating Expenses

      Our major operating expenses are wages, salaries and related costs, aircraft rent, maintenance, materials and repairs and aircraft fuel.

      Wages, Salaries and Related Costs. These expenses include not only wages and salaries, but also expenses associated with various employee benefit plans, employee incentives and payroll taxes. These expenses will fluctuate based primarily on our level of operations and changes in wage rates for contract and non-contract employees.

      Aircraft Rent. Our aircraft are operated under long-term leases with Continental Airlines. We currently anticipate subleasing from Continental Airlines substantially all of our future deliveries of aircraft. The lease payments associated with new deliveries of our firm commitment aircraft are fixed subject only to adjustment based upon changes in inflation and interest rates.

      Maintenance, Materials and Repairs. Maintenance-related expenses include all spare parts, materials, tooling, part repair and scrappage required to maintain our aircraft. We have entered into long-term maintenance “power-by-the-hour” service contracts with third-party maintenance providers under which we are charged fixed rates for each flight hour or departure accumulated by most of our engines and some of our components. See “Critical Accounting Policies” discussion.

      Fuel. Fuel expense includes the cost of aircraft fuel, excluding fuel taxes. Under the capacity purchase agreement and the related fuel purchase agreement we entered into with Continental Airlines, our average fuel expense for the year ended December 31, 2002 was 60.7 cents per gallon. Under these agreements, our fuel expense for 2003 and thereafter will be the lower of the actual cost of fuel and agreed-upon cap of 66.0 cents per gallon.

      Other Expenses. Continental Airlines has agreed, for a limited period of time following our initial public offering, subject to exceptions, to continue to provide us with some corporate-level and other services at the cost of providing such services. These services include, but are not limited to, our information technology support, fuel purchasing, ground handling, catering, corporate accounting, insurance, purchasing, payroll, human resources, legal, tax and treasury administrative services.

Recently Issued Accounting Standards

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), effective for fiscal years beginning after June 15, 2002. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligations for its recorded amount or incurs a gain or loss upon settlement. We adopted SFAS 143 effective January 1, 2003, and do not expect this adoption to have a material impact on our results of operations, financial position, or liquidity.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 — “Accounting for Costs Associated with Disposal or Exit Activities”, (“SFAS 146”). SFAS 146 requires that liabilities for the costs associated with exit or disposal activities to be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. We adopted SFAS 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we account for our stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees”, we do not currently plan to apply the accounting provisions of SFAS 148.

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“Interpretation 45”), will significantly change current practice in the accounting for, and disclosure of, guarantees. Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Interpretation 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 15 “Commitments and Contingencies — General Guarantees and Indemnifications in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”. We do not expect the adoption of this statement to have a material impact on our results of operations or balance sheet.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“Interpretation 46”). The objective of Interpretation 46 is to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not believe the adoption of this statement will have a material impact on our results of operations or financial position.

Statistical Information

      The following table provides an analysis of statistical information for each of the three years ended December 31, 2002. Our historical operating data for the year ended December 31, 2000 reflect a revenue-sharing arrangement between us and Continental Airlines that is different from our current arrangement under the capacity purchase agreement.

	Year Ended December 31,

		Increase/			Increase/
		(Decrease)			(Decrease)
	2002	2001-2002		2001	2000-2001		2000

Operating Statistics:
Revenue passengers (thousands)	9,214	10.9%		8,305	6.9%		7,772
Revenue passenger miles (millions)(1)	3,952	16.6%		3,388	15.0%		2,947
Available seat miles (millions)(2)	6,219	14.4%		5,437	14.8%		4,735
Passenger load factor(3)	63.5%	1.2pts		62.3%	0.1pts		62.2%
Operating cost per available seat mile (cents)(4)(5)	15.14	(6.4%	)	16.18	(12.8%	)	18.56
Block hours (thousands)(6)	494.8	(2.9%	)	509.7	4.2%		489.1
Average price per gallon of fuel, excluding fuel taxes (cents)	60.72	(20.1%	)	76.01	(12.6%	)	86.92
Fuel gallons consumed (millions)	164.9	14.1%		144.5	18.3%		122.1
Average length of aircraft flight (miles)	414	9.2%		379	10.8%		342
Average daily utilization of each aircraft (hours)(7)	7:38	(4.6%	)	8:00	(5.0%	)	8:25
Actual aircraft in fleet at end of period	188	10.6%		170	2.4%		166

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.

(2)	Available seat miles (“ASM”) is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.

(4)	Operating cost per available seat mile equals operating expenses divided by available seat miles.

(5)	Includes government grant of $0.5 million and $24.9 million in 2002 and 2001, respectively. Excluding the grant, operating costs per available seat mile would have been 15.15 cents and 16.63 cents, for 2002 and 2001, respectively.

(6)	Block hours are the hours from departure gate to arrival gate.

(7)	The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

RESULTS OF OPERATIONS

      The following table sets forth information regarding our operating expense components. Individual operating expense components are expressed as a percentage of our total operating revenues and as cents per ASM.

	2002			2001			2000

		Percent	Cents		Percent	Cents		Percent	Cents
		of	per		of	per		of	per
	Amount	Revenue	ASM	Amount	Revenue	ASM	Amount	Revenue	ASM

	(in thousands)			(in thousands)			(in thousands)
Wages, salaries and related costs	$237,307	21.8%	3.82	$213,604	21.8%	3.93	$155,706	18.4%	3.29
Aircraft rentals	199,160	18.3%	3.20	168,748	17.2%	3.10	146,838	17.4%	3.10
Aircraft fuel	100,115	9.2%	1.61	109,841	11.2%	2.02	106,138	12.6%	2.24
Maintenance, materials and repairs	97,220	8.9%	1.56	135,447	13.8%	2.49	115,608	13.7%	2.44
Reservation and sales	—	—	—	—	—	—	62,916	7.5%	1.33
Other rentals and landing fees	89,114	8.2%	1.43	71,291	7.3%	1.31	58,144	6.9%	1.23
Commissions	—	—	—	—	—	—	37,480	4.4%	0.79
Ground handling	74,083	6.8%	1.19	72,776	7.4%	1.34	49,545	5.9%	1.05
Depreciation and amortization	29,787	2.7%	0.48	23,045	2.4%	0.42	23,205	2.8%	0.49
Outside services	19,837	1.8%	0.32	22,693	2.3%	0.42	16,786	2.0%	0.35
Hull and war risk related insurance	17,980	1.7%	0.29	5,405	0.5%	0.10	2,583	0.3%	0.05
Government grant	(541)	(0.1%)	(0.01)	(24,900)	(2.5%)	(0.45)	—	—	—
Other operating expenses	77,257	7.1%	1.25	81,543	8.3%	1.50	104,006	12.3%	2.20

	$941,319		15.14	$879,493		16.18	$878,955		18.56

      The following discussion provides an analysis of our results of operations and reasons for material changes therein for periods indicated.

Comparison of 2002 to 2001

General

      We recorded net income available to common stockholders of $84.3 million for the year ended December 31, 2002 and $48.1 million for the same period in 2001.

      We had a 13.6% operating margin for the year ended December 31, 2002, as compared to an operating margin of 10.3% for the same period in 2001. We currently receive substantially all of our revenue from Continental Airlines under our capacity purchase agreement, pursuant to which Continental Airlines purchases all of our capacity and pays us per block hour flown by our aircraft together with certain incentive payments and reimbursements. Our 13.6% operating margin included the benefits of costs savings and $14.7 million in performance incentive payments. The performance incentive payments were made to us due to our higher than expected controllable completion factor of 99.9% for the year ended December 31, 2002 (versus a 99.1% controllable completion factor for same period in

2001). These payments were calculated by comparing our actual controllable completion factor for each month during the year ended December 31, 2002 to our benchmark controllable completion factors. Controllable completion factor is the actual number of completed flights, excluding cancelled flights due to weather and air traffic control, divided by the number of scheduled flights. Our benchmark controllable completion factor is calculated as a five year rolling average of our historical controllable completion factors. Our benchmark controllable completion factor for the year ended December 31, 2002 was 98.1% as compared to 97.7% for the same period in 2001. Because these incentive payments are based on rolling average historical rates of controllable cancellations, lower controllable cancellation rates that result in higher incentive payments in the near term will also reduce our opportunity to earn incentive payments in the future, when the lower controllable cancellation rates become part of the historical average.

      Under the capacity purchase agreement, a substantial portion of our costs are reconciled for differences between our actual costs and the expected costs included in our block hour rates to allow us to operate within an operating margin band of 8.5% to 11.5% (“costs within the margin band”). During the year ended December 31, 2002, our actual costs within the margin band were favorable to the estimates used in the block hour rates; thus, our operating margin exceeded 11.5%. The favorable results were primarily due to savings in maintenance, materials and repair services and passenger servicing expenses. Consequently, we made payments totaling $14.7 million to Continental Airlines during the year ended December 31, 2002. There were no such reconciliation payments to Continental Airlines during the same period in 2001.

Operating Revenue

      Operating revenue increased 11.1%, or $108.6 million, to $1.1 billion during the year ended December 31, 2002 from $980.5 million during the same period in 2001. This increase was due primarily to the following factors:

•	A 10.7% increase in the amount paid by Continental Airlines per block hour under our capacity purchase agreement. The average rate per block hour increased due to a higher mix of regional jets in our fleet; and

•	The $32.6 million revenue concession payments that were made to Continental Airlines in 2001 in exchange for the extension of our note payable to it by 18 months, extension of our right under the capacity purchase agreement to be Continental Airlines’ exclusive regional jet operator in its hubs by one year and extension by six months of the period during which Continental Airlines cannot withdraw jet aircraft under the capacity purchase agreement; offset in part by

•	A 2.9% decrease in actual block hours flown due to a 4.6% decrease in our average daily utilization. Continental Airlines continues to adjust its scheduled flights in response to current economic conditions. See our discussion of Continental Airlines’ outlook below in “— Liquidity and Capital Commitments — Relationship with Continental Airlines”.

Operating Expenses

      Wages, salaries and related costs increased 11.1%, or $23.7 million, to $237.3 million during the year ended December 31, 2002 from $213.6 million during the same period in 2001. As a percentage of operating revenue, wages, salaries and related costs remained constant at 21.8% for the year ending December 31, 2002 as compared to the same period in 2001.

      Increases in wages, salaries and related costs were due primarily to the following:

•	higher wage rates for pilots as a result of the higher mix of jets in our fleet in 2002;

•	a more senior pilot workforce, due to the reduction-in-force after the September 11, 2001 events;

•	higher number of maintenance employees due to the in-sourcing of some of our routine maintenance activities and increases in resources required to support maintenance activities related to regional jets;

•	higher employee benefit costs as a result of increases in medical costs and 401(k) expense; and

•	higher profit sharing expense, as a result of our financial performance

      It is possible for wages, salaries and related costs to increase in 2003 primarily due to possible increases in pilot wages as a result of our ongoing contract negotiations with the Air Line Pilots Association, International (“ALPA”). However, in 2003 we believe wages, salaries and related costs as a percentage of operating revenue will remain consistent with 2002.

      Aircraft rentals increased 18.0%, or $30.5 million, to $199.2 million during the year ended December 31, 2002 from $168.7 million during the same period in 2001. As a percentage of operating revenues, aircraft rentals increased to 18.3% for the year ended December 31, 2002 from 17.2% for the same period in 2001. This increase was due to a 37.2% increase in the number of regional jets.

      Aircraft fuel expense decreased 8.9%, or $9.7 million, to $100.1 million during the year ended December 31, 2002 from $109.8 million during the same period in 2001. As a percentage of operating revenue, aircraft fuel decreased to 9.2% for the year ended December 31, 2002 from 11.2% for the same period in 2001. Although fuel consumption increased 14.1% due to our replacement of turboprop aircraft with regional jets, this was more than offset by a 20.1% decrease in the price of fuel, or 15.3 cents per gallon, to 60.7 cents per gallon during the year ended December 31, 2002 from 76.0 cents per gallon during the same period in 2001. Under the capacity purchase agreement and the related fuel purchase agreement with Continental Airlines, we incur a fuel price equal to the lower of the actual cost of fuel or the agreed-upon cap. Our caps on fuel were 61.1 cents and 80.9 cents per gallon for 2002 and 2001. In 2003, our cap on fuel increases to 66.0 cents per gallon.

      Maintenance, materials and repairs decreased 28.2%, or $38.2 million, to $97.2 million during the year ended December 31, 2002 from $135.4 million during the same period in 2001. As a percentage of operating revenue, maintenance, materials and repairs decreased to 8.9% for the year ended December 31, 2002 from 13.8% for the same period in 2001. This decrease was primarily due to the following factors:

•	the in-sourcing of some of our routine maintenance activities in 2002, which reduced our maintenance expense by approximately $11.5 million; and

•	fewer major maintenance overhauls and miscellaneous overhead, as our mix of aircraft during the year ended December 31, 2002 consisted of a higher number of the newer regional jets versus older turboprop aircraft.

      In 2003, we expect maintenance, materials and repairs as a percentage of revenue to increase slightly. This expected increase is due to increases in the average age of our aircraft.

      Other rentals and landing fees increased 25.0%, or $17.8 million, to $89.1 million during the year ended December 31, 2002 from $71.3 million during the same period in 2001. As a percentage of operating revenue, other rentals and landing fees increased to 8.2% for the year ended December 31, 2002 from 7.3% for the same period in 2001. This increase is primarily due to higher facility rent in one of our hubs and increases in landing fees as a result of increased rates imposed by airport authorities and increased regional jet departures.

      Ground handling increased 1.8%, or $1.3 million, to $74.1 million during the year ended December 31, 2002 from $72.8 million during the same period in 2001. The increase in ground handling expense in 2002 was primarily due to the increases in ground handling activities at Continental Airlines stations, offset in part by insourcing of our ground handling activities at our stations.

      Depreciation and amortization increased 29.3%, or $6.8 million, to $29.8 million during the year ended December 31, 2002, from $23.0 million during the same period in 2001. As a percentage of operating revenue, depreciation and amortization increased to 2.7% for the year ended December 31, 2002, from 2.4% for the same period in 2001. This increase was primarily due to the accelerated depreciation of spare parts related to the retirement of our turboprops during 2002.

      Hull and war risk related insurance expense increased $12.6 million to $18.0 million during the year ended December 31, 2002 from $5.4 million during the same period in 2001. As a percentage of operating revenues, hull and war risk related insurance expense increased to 1.7% for the year ended December 31, 2002 from 0.5% during the same period in 2001. This increase was due to the terrorist attacks on September 11, 2001, as insurance rates increased significantly following the attacks. The Air Transportation Safety and System Stabilization Act, (the “Stabilization Act”) provides all U.S. air carriers with the option to purchase certain war risk liability insurance from the United States government on an interim basis at rates that are more favorable than those available from the private market. We continue to purchase hull coverage through the private insurance market and anticipate renewing the government war risk insurance for as long as the coverage is available. In 2003, we expect a decrease in hull and war risk related insurance expense as a result of decreases in our insurance rates through both the private insurance market and the U.S. government. Some of the expected decreases will be offset by increases in passenger liability insurance, which is reported as part of our other operating expense.

      Other operating expenses decreased 5.3%, or $4.2 million, to $77.3 million during the year ended December 31, 2002 from $81.5 million during the same period in 2001. As a percentage of operating revenue, other operating expenses decreased to 7.1% for the year ended December 31, 2002 from 8.3% during the same period in 2001. This decrease was primarily due to decreases in passenger servicing costs, crew traveling expenses and professional and technical fees related to our flight operations and training. These decreases were offset in part by increases in administrative fees related to employee benefits, legal costs and higher property taxes.

Nonoperating Expenses

      The majority of interest expense is related to the note payable to Continental Airlines, which bore an average annual interest rate of 3.1% and 4.7% for the year ending December 31, 2002 and 2001. Interest expense decreased 56.9%, or $12.1 million, to $9.2 million during the year ended December 31, 2002 from $21.3 million during the same period in 2001, as we applied $146.8 million of our proceeds from our initial public offering to repay a portion of our note payable to Continental Airlines on April 23, 2002. Moreover, we made additional discretionary principal prepayments of $80.0 million during 2002.

Comparison of 2001 to 2000

General

      We recorded net income of $48.1 million for the year ended December 31, 2001 and a net loss of $38.8 million for the same period in 2000. Effective January 1, 2001, we entered into a capacity purchase agreement with Continental Airlines. As a result of this agreement, we have experienced significantly different financial results from those reported prior to January 1, 2001. Assuming the capacity purchase agreement had been in effect during 2000, our net income, operating revenue and operating expenses would have been $38.9 million, $837.8 million and $754.3 million, respectively, for 2000. The rates used to determine the results were based on historical and expected operating costs in 2000, which had been set to provide us with the capacity purchase agreement’s targeted margin on earnings before interest and taxes. Net income for 2001 was $48.1 million, or $9.2 million or 23.7%, higher than the net income for 2000, assuming the capacity purchase agreement had been in effect during 2000, primarily due to growth in our operations in 2001.

Operating Revenue

      Operating revenue increased 16.2%, or $136.7 million, to $980.5 million during the year ended December 31, 2001 from $843.8 million during the same period in 2000. This increase was primarily due to a 14.8% growth in available seat miles. Operating revenue in 2001 was negatively impacted by the reduction in our flight schedule subsequent to the September 11, 2001 terrorist attacks and our agreement with Continental Airlines to reduce its aggregate payments to us by $32.6 million. Partially offsetting this reduction in revenue was a $24.9 million grant from the federal government under the Stabilization Act, which is reflected as a reduction to our operating expenses. Assuming the capacity purchase agreement had been in effect during 2000, operating revenue would have been $837.8 million for 2000.

Operating Expenses

      Due to the different revenue sharing agreements in 2001 and 2000, our operating expenses as a percentage of operating revenue analysis is not meaningful.

      Wages and salaries and related costs increased 37.2%, or $57.9 million, to $213.6 million during the year ended December 31, 2001 from $155.7 million during the same period in 2000, primarily due to a 25% increase in average full-time equivalent employees to support increased flying and replacement of turboprop aircraft with regional jets, increased employee incentives and higher wage rates. On September 15, 2001, we announced that we would be forced to furlough approximately 470 employees in connection with the reduction of our flight schedule in the wake of the September 11, 2001 terrorist attacks. Severance costs and related company-offered benefits of $1.3 million are included in wages, salaries and related costs in the consolidated statement of operations for 2001.

      Aircraft rentals increased 14.9%, or $21.9 million, to $168.7 million during the year ended December 31, 2001 from $146.8 million during the same period in 2000, primarily due to the delivery of 41 new aircraft.

      Aircraft fuel expenses increased 3.5%, or $3.7 million, to $109.8 million during the year ended December 31, 2001 from $106.1 million during the same period in 2000 primarily as a result of increased jet fuel consumption, offset by a reduction in our cost of fuel. Jet fuel consumption increased 18.3% due to increased flight operations, while our average price per gallon of fuel declined 12.6%. Under the capacity purchase agreement and the related fuel purchase agreement with Continental Airlines, in 2001, we incurred a fuel price equal to the lower of the actual cost of fuel or the agreed-upon cap. Our cap in 2001 was 80.9 cents per gallon. There was no such cap in 2000.

      Maintenance, materials and repairs increased 17.2%, or $19.8 million, to $135.4 million during 2001 from $115.6 million during 2000, due to an increase in fleet size, line maintenance and the volume and timing of airframe checks and engine overhauls as part of our ongoing maintenance program.

      We had no reservations and sales expense during 2001 as compared to $62.9 million during 2000. Under the capacity purchase agreement, Continental Airlines is responsible for all of these costs.

      Other rentals and landing fees increased 22.6%, or $13.2 million, to $71.3 million during 2001 from $58.1 million during 2000, primarily due to higher facilities rent and landing fees resulting from increased operations and higher rates.

      We had no commissions expense during 2001 as compared to $37.5 million during 2000. Under the capacity purchase agreement, Continental Airlines is directly responsible for all commission costs.

      Ground handling expenses increased 46.9%, or $23.3 million, to $72.8 million during the year ended December 31, 2001 from $49.5 million during the same period in 2000, primarily due to an increase in departures of regional jets and the rate per departure charged by Continental Airlines at locations where they provide ground handling.

      Outside services costs increased 35.2% or $5.9 million, to $22.7 million during the year ended December 31, 2001 from $16.8 million during the same period in 2000. This increase was primarily due to increases in Continental Airlines’ administrative fees for centralized services and infrastructure costs, including technology, accounting, legal, treasury, human resources and risk management. See Note 16 “Related Party Transactions” in Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data”.

      Hull and war risk related insurance increased $2.8 million to $5.4 million during the year ended December 31, 2001 from $2.6 million during the same period in 2000. The increase in insurance costs was a direct result of the terrorist attacks on September 11, 2001. Following the attacks, hull and war risk related insurance rates increased significantly.

      In 2001 we recorded a $24.9 million reduction in operating expenses as a result of a grant from the federal government under the Stabilization Act in 2001 for direct losses incurred beginning on September 11, 2001 through December 31, 2001 as a result of the September 11, 2001 terrorists attacks. During 2001, we received from the federal government $21.1 million in cash.

      Other operating expense decreased 21.6%, or $22.5 million to $81.5 million during the year ended December 31, 2002 from $104.0 million during the same period in 2000. The decrease was primarily due to the elimination of catering expenses, revenue-related expenses including advertising and passenger ticketing processing expenses, which, under the capacity purchase agreement, are borne directly by Continental Airlines. These decreases were partially offset by increases in flight crew training and other incidental costs resulting from the increase in flight operations.

Nonoperating Expenses

      Interest expense, net, decreased 10.8% or $2.6 million, to $21.3 million during the year ended December 31, 2001 from $23.9 million during the same period in 2000. The majority of interest expense is related to amounts payable to Continental Airlines. Amounts due Continental Airlines carried an interest rate of approximately 4.7% and 6.2% per annum in 2001 and 2000. Effective March 31, 2001, the amounts due Continental Airlines, net, of $552.3 million were converted into a note, which accrued interest at a fixed rate of approximately 4.9% through June 30, 2001 and effective July 1, 2001, at a rate fixed for each quarter equal to the three-month London interbank offered rate on the second business day prior to such quarter plus 1.25% per annum. The decrease in interest expense, net, was due to the decrease in interest rate, partially offset by an increase in amounts due to Continental Airlines.

LIQUIDITY AND CAPITAL COMMITMENTS

      As of December 31, 2002, we had $120.9 million in cash and cash equivalents compared to $71.9 million as of December 31, 2001. During 2002, cash and cash equivalents increased by $49.0 million, reflecting net cash provided by operating activities of $162.1 million, net cash used in investing activities of $29.1 million, and net cash used in financing activities of $83.9 million. The net change in cash provided by operating activities was primarily the result of net income for the period of $84.8 million, deferred income taxes of $48.4 million, non-cash depreciation and amortization expenses of $29.8 million and other expense of $8.4 million, offset by a net decrease in cash from operating assets and liabilities of $9.2 million. The net decrease in cash from operating assets and liabilities was primarily due to an increase in prepayments and other assets as a result of credits received from vendors for spare parts and other equipment and a decrease in accounts payable due to timing of cash disbursements, offset by an increase in other liabilities. The net cash used in investing activities consisted primarily of purchases of property and equipment, offset in part by the sale of flight equipment and parts related to turboprops to Continental Airlines. Financing activities consisted primarily of our payments on our note payable to Continental Airlines, offset in part by our net proceeds from our initial public offering.

Outlook

      As we continue to operate in an uncertain global and domestic economy, overall revenue for the airline industry is depressed. Corporate profitability has declined, resulting in reduced business travel, typically the most profitable source of revenue for mainline carriers. In addition, we believe that reduced demand persists not only because of the weak economy, but also due to some customers’ concerns about future terrorist attacks and reprisals. The continued specter of a war with Iraq and unrest in the Middle East may further decrease the demand for air travel just as the Persian Gulf War did in 1990 and 1991. Demand is further weakened by customer dissatisfaction with the hassle and delay of heightened airport security. Under our capacity purchase agreement as described above, Continental Airlines assumes the risk of revenue volatility associated with fares and passenger traffic. Therefore, although we are not directly affected by the decline in demand, so long as Continental Airlines is our largest customer, this factor could influence their commitments to us under the capacity purchase agreement and lead to a reduction in our revenue. See Item 1. “Business — Principal Risk Factors that May Affect Our Business and Results of Operations” for further details regarding risks related to our company and our industry.

      Although a significant portion of our costs, including those relating to fuel, aircraft ownership and financing, substantially all regional jet engine maintenance, passenger related facility rent, administrative fees and ground handling expenses, are reimbursed by Continental Airlines at actual cost plus a 10% margin under the capacity purchase agreement, certain other costs provide risk exposure to us such as labor, other maintenance and general and administrative costs.

Relationship with Continental Airlines

      We currently receive substantially all of our revenue from Continental Airlines under our capacity purchase agreement, pursuant to which Continental Airlines purchases all of our capacity and pays us specified rates per block hour flown by our aircraft, together with certain incentive payments and reimbursements. As a result, we are dependent on Continental Airlines and can be directly affected by its financial and operational strength. In addition, under the capacity purchase agreement, either Continental Airlines or we have the right to “meet and confer” with the other regarding any material change in the underlying assumptions regarding the cost of providing services under the capacity purchase agreement and whether the compensation provisions of the capacity purchase agreement should be changed as a result of such change in assumptions. Neither Continental Airlines nor we are required under the capacity purchase agreement to accept any of such changes in the compensation provision.

      Continental Airlines reported a net loss of $451 million for the year ended December 31, 2002 and does not currently anticipate that they will be profitable in 2003. Although Continental Airlines has been able to raise capital, downsize operations and reduce expenses significantly, current trends in the airline industry and the U.S. economy make it likely that they will continue to post significant losses for the foreseeable future. Although Continental Airlines believes their liquidity will be sufficient to fund current operations through 2003 or beyond if they are successful in implementing previously announced cost cutting and revenue generating measures, together with the capacity reductions announced by other carriers and capacity reductions that could come from restructurings within the industry, they believe that the economic and political environment in which they operate must improve for them to operate at their current size and expense level beyond that time. Even absent such adverse factors as further economic recession, additional terrorist attacks, a war affecting the United States (if the war were prolonged), decreased consumer demand, or increased fuel prices, Continental Airlines may find it necessary to further downsize their operations and further reduce expenses. Therefore, Continental Airlines could reduce the level of their commitment or their utilization of our aircraft under the capacity purchase agreement. For a detailed discussion of Continental Airlines’ results of operations, please see their report on Form 10-K for the year ended December 31, 2002 as filed with the SEC. In addition, refer to Item 8. “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3 — ExpressJet Initial Public Offering and Capacity Purchase Agreement” in such Form 10-K, which sets forth Continental Airlines’ disclosure of their future minimum noncancellable commitments under the capacity purchase agreement.

      We completed our initial public offering on April 23, 2002, issuing 10.0 million shares of common stock for $160.0 million before underwriting discount and expenses. Also, on April 23, 2002, we applied $146.8 million of our proceeds from our initial public offering to repay a portion of our note payable to Continental Airlines. This reduced the note balance to $405.5 million. Additionally, we made discretionary principal prepayments of $80.0 million during 2002 to further reduce our note payable to Continental Airlines to $325.5 million at December 31, 2002. In consideration for these principal prepayments, our next scheduled principal payment, as stated in the amended and restated promissory note agreement with Continental Airlines in November 2002, is not required until June 30, 2003. Accrued interest is currently payable quarterly, and installments of $27.9 million in principal and accrued interest are due quarterly beginning June 30, 2003, with the entire unpaid balance due on March 31, 2007. Under our registration rights agreement with Continental Airlines, we have agreed that we will not, without Continental Airlines’ approval, issue or sell any capital stock of our company or any of our subsidiaries, except in connection with our employee benefit plans, until the earlier of April 23, 2003 or the date on which Continental Airlines and its controlled affiliates own less than 20% of our outstanding shares of common stock. If we or any of our subsidiaries issue or sell any capital stock of our company or any of our subsidiaries, except in connection with our employee benefit plans, between April 23, 2003 and April 23, 2004, we are required to use 75% of the net proceeds from that sale to make a principal payment on our note payable to Continental Airlines, unless Continental Airlines and its controlled affiliates then own less than 20% of our outstanding shares of common stock. If we default on our payment obligations under the note or under our aircraft subleases with Continental Airlines, in addition to any other remedies it may have, Continental Airlines can elect to reduce its payments to us under the capacity purchase agreement by the amount of the defaulted payment. If Continental Airlines defaults on the payment obligations it has to us under our tax agreement, then in addition to any other remedies we may have, we can set off the amount of the defaulted payments against amounts we owe to Continental Airlines under the note. In addition, Continental Airlines or we can reduce any payments to the other party under the capacity purchase agreement in an amount corresponding to any defaulted payments by the other party under the foregoing obligations.

      As of December 31, 2002, we also had approximately $6.6 million (including current maturities) of capital lease obligations.

Collective Bargaining Agreements

      The following is a table of our principal collective bargaining agreements, and their respective amendable dates as of December 31, 2002.

	Approximate
	Number of
	Full-Time		Contract
	Equivalent		Amendable
Employee Group	Employees	Representing Union	Date

Pilots	1,800	Air Line Pilots Association, International	October 2002
Maintenance technicians	800	International Brotherhood of Teamsters	February 2004
Flight Attendants	800	International Association of Machinists and Aerospace Workers	December 2004
Dispatchers	60	Transport Workers Union of America	July 2004

      We are currently engaged in labor negotiations with our pilots. At this time we cannot predict the outcome of these negotiations. Our other employees are not covered by collective bargaining agreements.

Deferred Income Tax Assets

      In conjunction with our IPO completed on April 23, 2002, we prospectively separated from Continental Airlines’ consolidated federal tax group and began filing our own federal tax return. For the period up to the IPO, we were included in the consolidated federal income tax return of Continental Airlines and our income tax expense was calculated on a separate-company basis. In addition, tax payments were made to Continental Airlines on the basis of separate taxable income, however, utilization of our tax net operating loss and credits was based on utilization within the consolidated Continental Airlines group rather than on a stand-alone basis. In certain states we will continue filing consolidated or combined returns with Continental Airlines until their majority ownership of us ceases.

      At December 31, 2002, we had federal net operating loss carryforwards of approximately $105.2 million, which expire between 2004 and 2020.

      In conjunction with our IPO, the tax basis of our tangible and intangible assets was increased to fair value. This increase resulted in the utilization of a substantial portion of our state net operating loss carryovers available at December 31, 2001. The increased tax basis should result in additional tax deductions being available to us over a period of 15 years. In accordance with our tax agreement with Continental Airlines, to the extent we generate taxable income sufficient to realize the additional tax deductions, we will be required to pay Continental Airlines a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. We will be required to pay Continental Airlines 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third. However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental Airlines 100% of any benefit realized after that date. Since these future payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental Airlines within the deferred tax asset account, and the portion we may retain in the future is offset by a valuation allowance. Both of these items directly offset the step-up in basis of assets in our long-term deferred tax asset account.

      Our tax agreement with Continental Airlines provides that Continental Airlines will reimburse us for any net increase in our cash tax payments resulting from the decreased availability of net operating loss carryovers related to the basis increase at the time our payment occurs. The resulting receivable and/or payable with Continental Airlines related to the impact on net operating losses resulting from the basis increase is recorded within the deferred tax asset account since its performance is dependent on our ability to generate taxable income.

      No valuation allowance was established on our net operating loss carryforwards, or on our receivable from Continental Airlines for reimbursing carryforward losses utilized resulting from the basis increase, because we believe our stand-alone taxable income will be sufficient to utilize substantially all of these assets in approximately two years.

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

Purchase Commitments

      As of December 31, 2002, we had firm commitments to acquire 86 regional jets from Embraer. The estimated aggregate cost of these firm commitments is approximately $1.7 billion. In addition, we expect to purchase 17 spare engines for approximately $46.7 million in connection with the firm order jet aircraft. These commitments include the effect of the currently proposed amendment to our regional jet aircraft purchase agreement with Embraer. See “— Overview — Recent Development”. We also have options to purchase an additional 100 Embraer regional jets. We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental Airlines or us. Furthermore, we currently do not have any financing in place for the 17 spare engines, and would have no obligation to acquire the spare engines if for any reason the firm order aircraft are not delivered to us.

      We also have other contractual obligations of approximately $782.5 million under our power-by-the-hour contracts with various service providers. This estimate includes the effect of the currently proposed amendments to our capacity purchase agreement with Continental Airlines and our regional jet aircraft purchase agreement with Embraer. See “— Overview — Recent Development”.

      For the year ended December 31, 2002, we spent $55.1 million in capital expenditures. Approximately $25.0 million of our 2002 planned capital expenditures will be carried over as part of our expected 2003 capital expenditures. Considering the agreements in principle with Continental Airlines and Embraer, as discussed in “Overview — Recent Developments”, we anticipate cash outlays for 2003 fleet-related capital expenditures to be approximately $47.8 million. Other 2003 cash outlays, exclusive of fleet plan requirements, relating to automation projects, facility improvements, toolings and ground equipment are expected to aggregate approximately $27.2 million.

      We expect to fund our future capital commitments through internally generated funds together with general financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Aircraft Leases

      We have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet. These leases expire between 2013 and 2019. As of December 31, 2002, taking into consideration the effect of the currently proposed amendment to our regional jet aircraft purchase agreement with Embraer, our expected total minimum annual rental payments for 2003 under current and future non-cancelable aircraft operating leases are approximately $249.9 million. Over 90% of our aircraft are leased directly by Continental Airlines from third parties, and are in turn subleased to us. If Continental Airlines were to default under these leases, our ability to retain access to those aircraft could be adversely affected.

      Under our capacity purchase agreement with Continental Airlines and our agreements with Embraer, Continental Airlines will acquire or lease all of our current firm order aircraft and sublease these aircraft to us, although neither we nor Continental Airlines has any obligation to acquire or lease any of these aircraft that are not financed by a third party and leased either to us or Continental Airlines. Continental Airlines is not required to provide any financing for our Embraer option aircraft or any other aircraft that we may acquire. In addition, Continental Airlines may require us to substitute aircraft subject to our existing Embraer options for aircraft that have been removed from the terms of the capacity purchase agreement but that we continue to sublease from Continental Airlines. If Continental Airlines elects to do this, it will be entitled to terminate our sublease and take possession of the replaced aircraft on the aircraft’s scheduled delivery date. However, we will be required to finance the option aircraft independent of Continental Airlines, and even if we are unable to finance the option aircraft or the option aircraft is not delivered for any other reason, Continental Airlines will still be entitled to cancel the sublease and take possession of the replaced aircraft, resulting in a decrease in the size of our fleet.

      Since we will be subject to a continuing risk of losing aircraft removed from the terms of the capacity purchase agreement that are subject to subleases with Continental Airlines if we are not able to finance a replacement option aircraft, we may be unable to enter into contracts with other carriers to sell the capacity of those aircraft. In addition, Continental Airlines may terminate the sublease relating to, and take possession of, any of our aircraft that has been removed from the terms of the capacity purchase agreement to the extent that Continental Airlines provides us with an equivalent replacement aircraft. We will be required to use commercially reasonable efforts to finance the replacement aircraft. If we are unable to obtain financing after using commercially reasonable efforts, we will not be required to exchange our aircraft for the replacement aircraft. There is no assurance that, if Continental Airlines exercises its rights to replace an aircraft, we will be able to obtain alternative financing or that the terms of any such alternative financing will be comparable to those in our subleases with Continental Airlines.

      Furthermore, our credit status could decline as a result or our operating separately from Continental Airlines, and as a result, we may face increased borrowing costs, more restrictive covenants and reduced amounts of credit, which may result in a reduction in the size of our fleet or impair our ability to fly for other carriers. Our operations as a separate entity from Continental Airlines may have a negative impact on our ability to obtain credit on terms similar to those we were able to obtain previously. Historically, Continental Airlines has provided financing and credit support to us. We expect that, except as required by the capacity purchase agreement, Continental Airlines will not continue to provide us financing and credit support. As a result, we may face increased borrowing costs, more restrictive covenants and reduced credit from lenders and suppliers, all of which would adversely affect our operating results, financial condition and our ability to raise capital to pursue other business opportunities.

Contractual Obligations and Commercial Commitments

      The following table summarizes the anticipated effect our material debt, capital lease, operating lease and other contractual obligations at December 31, 2002 has on our cash flow in the future periods. Our estimated future contractual obligations and commercial commitments include the effect of the currently proposed amendments to the capacity purchase agreement with Continental Airlines and our regional jet aircraft purchase agreement with Embraer. See “— Overview — Recent Development” (in millions):

		Payments Due

		Less
		than			Over
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years

Note payable to Continental Airlines(1)	$347.2	$81.7	$265.5	$—	$—
Capital leases(2)	7.5	2.4	3.7	1.4	—
Aircraft operating leases(3)	3,128.2	222.6	661.9	440.4	1,803.3
Other operating leases(4)	109.2	13.7	28.8	18.9	47.8
Unconditional purchase obligations(5)	1,798.8	27.3	259.9	224.8	1,286.8
Capacity purchase agreement obligations(6)	73.9	34.4	39.5	—	—
Other contractual obligations(7)	829.2	84.7	330.6	217.3	196.6

Total contractual cash obligations	$6,294.0	$466.8	$1,589.9	$902.8	$3,334.5

(1)	Based on our amended and restated promissory note agreement dated November 5, 2002, our quarterly payments to Continental Airlines for principal and interest on our note payable is $27.9 million, commencing on June 30, 2003. On March 31, 2007, the entire unpaid principal balance of this note, if any, together with all accrued unpaid interest, will be due and payable in full. The expected effect of our note payable on our cash flows is calculated based on the forward three-month London interbank offered rate on December 31, 2002 plus

1.25% per annum and based on our current principal balance and includes principal payments of $325.5 million and estimated interest payments of $21.7 million over the remaining life of the note payable.

(2)	Capital lease obligations are the minimum lease payments, including interest expense, for our spare engines and some of our ground service equipments that are under capital lease agreements. See Item 8. “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 3.”

(3)	Aircraft operating lease obligations are the minimum lease payments for all of our aircraft and spare engines under long-term operating leases from Continental Airlines at December 31, 2002. Our sublease agreements with Continental Airlines have substantially the same terms as the lease agreements between Continental Airlines and the third-party lessors, and expire between 2013 and 2019. See Item 8. “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 3.”

(4)	Other operating lease obligations represent the estimated lease payments for our ground service equipment and substantially all of our ground facilities, including facilities at public airports, from Continental Airlines or the municipalities or agencies owning and controlling such airports that are under operating leases. Other operating lease obligations also include the estimated lease payments related to our flight simulators which we will begin making payments to third-parties in 2003.

(5)	Unconditional purchase obligations are related to our firm commitments to acquire 86 Embraer regional jets. The estimated aggregate cost of these firm commitments excluding estimated leasing costs is approximately $1.7 billion. Estimated effect on our cash flows calculated above includes estimated leasing costs and is based on the currently proposed amendment to our regional aircraft purchase agreement with Embraer. See “— Overview — Recent Developments”. Estimated leasing costs are calculated based on the terms of leases currently in place. The actual effects these unconditional purchase obligations may have on our future cash flows may differ materially from our estimates here due to the actual leasing or financing terms for these purchases.

(6)	Capacity purchase agreement obligations represent our payments to Continental Airlines for it to provide centralized services and infrastructure costs, such as technology, accounting, legal, tax, treasury, human resources, and risk management and fixed charges for ground handling costs at Continental Airlines stations. These payments will cease by December 31, 2004, at which time we will meet and confer with Continental Airlines regarding new fixed payments, if applicable. These payments are subject to change based on the progress of our transitioning plan with Continental Airlines for these services prior to 2004.

(7)	Other contractual obligations include our power-by-the-hour contracts and our commitment to purchase spare engines based on aircraft deliveries in accordance with the currently proposed amendments to the capacity purchase agreement with Continental Airlines and our regional jet aircraft purchase agreement with Embraer. See “— Overview — Recent Developments”. We expect to fund these commitments with cash generated from operations.

The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement. The estimated amount of future commitment is based on assumptions related to future level of operations and forecast payment rates. The level of operations inherent in the estimated amounts detailed above is based on Continental Airlines’ most recent operating plan for us, which can be altered at Continental Airlines’ sole discretion. Contractual rate increases at actual time of occurrence may be different than the forecast rates inherent in the amounts detailed above.

Under the power-by-the-hour contracts, we are also required to purchase one spare engine for every five aircraft delivered.

Other Contingent Liabilities or Commitments

      We are parties to many contracts in which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities. However, we expect that we would be covered by insurance for any such liabilities, subject to deductibles.

Future Costs

      We believe that our costs are likely to be affected in the future by:

•	wages, salaries and related costs;

•	changes in the costs of materials and services;

•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;

•	our continuing efforts to reduce costs throughout our operations, including reduced maintenance costs for new aircraft;

•	higher aircraft ownership costs as new aircraft are delivered to the extent these aircraft are not covered by the capacity purchase agreement; and

•	changes in cost of services currently provided by Continental Airlines at fixed rates under the capacity purchase agreement which will be renegotiated in 2004.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

      We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Aircraft Fuel

      Effective January 1, 2001, we entered into the capacity purchase agreement, which expires December 31, 2010 (subject to extensions by Continental Airlines through 2030 and its right to terminate the agreement without cause after January 1, 2007 upon 12 months’ notice or for cause at any time), and a related fuel purchase agreement with Continental Airlines, which terminates when the capacity purchase agreement terminates. Under these agreements, Continental Airlines provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur an expense equal to the lower of the actual cost of the fuel or an agreed-upon cap. In 2001, our average fuel price was 76.0 cents per gallon (which was below our agreed-upon cap of 80.9 cents per gallon). For the year ended December 31, 2002, the actual average cost of fuel was 60.7 cents per gallon (which was below our agreed-upon cap of 61.1 cents per gallon). Our fuel expense for 2003 and thereafter to termination, related to all jet aircraft covered under the capacity purchase agreement, will be the lower of the actual cost of fuel or 66.0 cents per gallon. Under the capacity purchase agreement, we recover our fuel expense from Continental Airlines with a 10% margin.

Interest Rates

      As of December 31, 2002, we had firm commitments to acquire 86 Embraer regional jets, which we expect to lease from Continental Airlines. Changes in interest rates may impact the actual cost to us for the related leasing transactions in the future. However, under our capacity purchase agreement, our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates. We also have potential exposure with respect to our note payable to Continental Airlines, which bears interest at a floating rate of the three-month London interbank offered rate plus 1.25% per annum capped at 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004. Beyond 2004 there is no cap on the interest rate. The interest rate applicable to this variable rate note may rise, increasing our interest expense. The impact of market risk is estimated using a hypothetical increase in interest rates up to the capped rate or by one percentage point for our variable rate long-term debt. Based on this hypothetical assumption, we would have incurred an additional $1.0 million (capped) and $4.2 million in interest expense for the year ended December 31, 2002 and 2001, respectively. We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

      If 2003 average short-term interest rates decreased by 100 basis points over 2002 average rates, our projected interest income from cash, cash equivalents and short-term investments would decrease by approximately $1.4 million during 2003.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

ExpressJet Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard No. 142 in 2002.

ERNST & YOUNG LLP

Houston, Texas

January 14, 2003

EXPRESSJET HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Operating Revenue	$1,089,099	$980,473	$843,773

Operating Expenses:
Wages, salaries and related costs	237,307	213,604	155,706
Aircraft rentals	199,160	168,748	146,838
Aircraft fuel	100,115	109,841	106,138
Maintenance, materials and repairs	97,220	135,447	115,608
Reservation and sales	—	—	62,916
Other rentals and landing fees	89,114	71,291	58,144
Commissions	—	—	37,480
Ground handling	74,083	72,776	49,545
Depreciation and amortization	29,787	23,045	23,205
Outside services	19,837	22,693	16,786
Hull and war risk related insurance	17,980	5,405	2,583
Government grant	(541)	(24,900)	—
Other operating expenses	77,257	81,543	104,006

	941,319	879,493	878,955

Operating Income (Loss)	147,780	100,980	(35,182)

Nonoperating Income (Expense):
Interest expense	(14,042)	(25,636)	(29,969)
Capitalized interest	961	2,210	4,977
Interest income	3,553	2,353	1,221
Other, net	354	(202)	(85)

	(9,174)	(21,275)	(23,856)

Income (Loss) before Income Taxes and Dividends	138,606	79,705	(59,038)
Income Tax Expense (Benefit)	53,822	31,631	(20,286)

Income (Loss) before Dividends	84,784	48,074	(38,752)

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary	(504)	—	—

Net Income (Loss)	$84,280	$48,074	$(38,752)

Basic and Diluted Earnings (Loss) per Common Share	$1.38	$0.89	$(0.72)

Shared Used in Computing Earnings per Common Share
Basic:	61,068	54,000	54,000
Diluted:	61,069	54,000	54,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	December 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$120,930	$71,877
Accounts receivable, net	1,526	4,632
Amounts due from Continental Airlines, Inc.	17,419	14,235
Spare parts and supplies, net	26,842	37,804
Prepayments and other	10,775	2,821
Deferred income taxes	2,299	—

Total Current Assets	179,791	131,369

Property and Equipment:
Owned property and equipment:
Flight equipment	188,366	189,496
Other	89,859	70,371

	278,225	259,867
Less: Accumulated depreciation	(68,130)	(55,215)

	210,095	204,652

Capital Leases:
Flight equipment	10,643	10,643
Other	4,358	4,917

	15,001	15,560
Less: Accumulated amortization	(2,518)	(1,410)

	12,483	14,150

Total Property and Equipment	222,578	218,802

Deferred Income Taxes	8,835	59,519
Reorganization Value In Excess of Amounts Allocable to Identifiable Assets, net	12,789	12,789
Airport Operating Rights, net	4,693	4,944
Note Receivable	5,000	—
Other Assets, net	462	2,328

Total Assets	$434,148	$429,751

EXPRESSJET HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,

	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of note payable to Continental Airlines, Inc.	$73,551	$—
Current maturities of capital leases	2,174	2,026
Accounts payable	8,153	15,147
Accrued payroll and related costs	18,260	17,770
Accrued other liabilities	45,648	43,891

Total Current Liabilities	147,786	78,834

Note Payable to Continental Airlines, Inc.	251,961	552,312
Capital Leases	4,394	6,568
Other Long Term Liabilities	9,705	6,398
Mandatorily Redeemable Preferred Stock of Subsidiary	5,000	—
Stockholders’ Equity (Deficit):
Special Voting Preferred stock — $.01 par, one share authorized, issued, and outstanding	—	—
Preferred stock — $.01 par, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock — $.01 par, 200,000,000 shares authorized, 64,000,000 and 54,000,000 shares issued and outstanding, respectively	640	540
Additional paid-in capital	159,743	14,460
Accumulated deficit	(145,081)	(229,361)

Total Stockholders’ Equity (Deficit)	15,302	(214,361)

Total Liabilities and Stockholders’ Equity (Deficit)	$434,148	$429,751

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Income (loss) before dividends	$84,784	$48,074	$(38,752)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	48,385	6,131	(20,286)
Depreciation and amortization	29,787	23,045	23,205
Fleet disposition/impairment losses	—	—	6,196
Other, net	8,353	12,522	7,197
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	3,106	8,399	(1,672)
(Increase) decrease in amounts due from Continental Airlines, Inc.	(3,185)	(14,235)	—
Increase in spare parts and supplies, net	(1,911)	(10,835)	(12,289)
(Increase) decrease in prepayments and other assets	(5,843)	(8,472)	1,441
Increase (decrease) in accounts payable	(6,991)	(2,494)	11,923
Increase in amounts due to Continental Airlines, Inc.	—	—	76,554
Increase in other liabilities	5,663	6,592	9,716

Net cash provided by operating activities	162,148	68,727	63,233

Cash Flows from Investing Activities:
Capital expenditures	(55,080)	(53,470)	(62,562)
Purchase deposits refunded in connection with aircraft delivered	—	—	42,382
Purchase deposits paid in connection with future aircraft deliveries	—	—	(66,739)
Proceeds from transfer of purchase deposits to Continental Airlines, Inc.	—	—	61,712
Purchase of flight equipment from Continental Airlines, Inc.	—	(14,205)	(34,782)
Proceeds from the transfer of flight equipment to Continental Airlines, Inc.	24,144	—	—
Proceeds from disposition of equipment	1,788	1,594	754

Net cash used in investing activities	(29,148)	(66,081)	(59,235)

Cash Flows from Financing Activities:
Advance from Continental Airlines, Inc.	—	71,000	—
Proceeds from sale/leaseback with Continental Airlines, Inc.	—	—	15,541
Payments on note payable to Continental Airlines, Inc.	(226,800)	—	—
Payments on long-term debt and capital lease obligations	(2,026)	(1,782)	(19,539)
Proceeds from issuance of common stock, net of IPO underwriting discounts and other expenses	145,383
Dividends paid on mandatorily redeemable preferred stock	(504)	—	—

Net cash (used in) provided by financing activities	(83,947)	69,218	(3,998)

Net Increase in Cash and Cash Equivalents	49,053	71,864	—
Cash and Cash Equivalents — Beginning of Period	71,877	13	13

Cash and Cash Equivalents — End of Period	$120,930	$71,877	$13

Supplemental Cash Flow Information:
Interest paid	$14,042	$545	$1,822
Income taxes paid	$4,875	$25,502	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Preferred Stock		Common Stock		Additional		Total
					Paid-in	Accumulated	Stockholders’
	Share	Amount	Share	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 1999	—	$—	54,000	$540	$14,460	$(238,683)	$(223,683)
Net Loss	—	—	—	—	—	(38,752)	(38,752)

Balance at December 31, 2000	—	—	54,000	540	14,460	(277,435)	(262,435)
Net Income	—	—	—	—	—	48,074	48,074

Balance at December 31, 2001	—	—	54,000	540	14,460	(229,361)	(214,361)
Common Stock Issuance	—	—	10,000	100	159,900	—	160,000
Expenses Related to Stock Issuance	—	—	—	—	(14,617)	—	(14,617)
Dividends	—	—	—	—	—	(504)	(504)
Net Income	—	—	—	—	—	84,784	84,784

Balance at December 31, 2002	—	$—	64,000	$640	$159,743	$(145,081)	$15,302

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      We are a regional U.S. air carrier engaged in the business of transporting passengers, cargo and mail. Our sole asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as Continental Express (together, “ExpressJet”, “we”, “us” and “our”). All of our flying is currently performed on behalf of Continental Airlines, Inc. (“Continental Airlines” or “Continental”) pursuant to a capacity purchase agreement, and substantially all of our revenue is received under that agreement. We currently provide substantially all of Continental Airlines’ regional jet service out of Houston, Newark and Cleveland. We offer, on behalf of Continental Airlines, scheduled passenger service with approximately 1,000 average daily departures to more than 108 cities in 37 states, the District of Columbia, Mexico and Canada. We are economically dependent upon Continental Airlines for our operations and cash flows as all of our revenue is currently received from Continental Airlines. In addition, the capacity purchase agreement (see Note 2) covers all of our existing fleet and all of our regional jets currently subject to firm aircraft orders. Continental Airlines owns 53.1% of our outstanding common stock.

      We are dependent on the financial and operational strength of Continental Airlines. For the full year 2002, Continental Airlines reported a net loss of $451 million. Continental has stated that it believes that absent adverse factors outside of its control such as those described herein, its liquidity and access to cash will be sufficient to fund its current operations through 2003 (and beyond if it is successful in implementing its previously announced revenue generation and cost cutting measures, as well as additional measures currently being developed). However, they have stated that the economic environment must improve for it to continue to operate at its current size and expense level beyond that time. Therefore, Continental Airlines may find it necessary to further downsize their operations and further reduce expenses and could reduce the level of their commitment or their utilization of our aircraft under the capacity purchase agreement, which could materially reduce our revenue and earnings. Continental has also stated that it anticipates that its previously announced capacity and cost reductions, together with the capacity reductions announced by other carriers and capacity reductions that could come from restructurings within the industry, should result in a better financial environment by the end of 2003, absent adverse factors outside its control such as a further economic recession, additional terrorist attacks, and a war affecting the United States (if the war were prolonged). For a detailed discussion of Continental Airlines’ results of operations, please see their report on Form 10-K for the year ended December 31, 2002 as filed with the SEC. In addition, refer to Item 8. “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3 — ExpressJet Initial Public Offering and Capacity Purchase Agreement.” in such Form 10-K that sets forth Continental Airlines disclosure of their future minimum non-cancellable commitments under the capacity purchase agreement.

      We completed the initial public offering (“IPO”) of our common stock, par value $.01 per share, and the related Preferred Stock Purchase Rights (collectively, the “Common Stock”), on April 23, 2002, issuing 10 million shares of our common stock and raising $160.0 million, before underwriting discount and expenses. On April 23, 2002, we applied $146.8 million of our proceeds from our IPO to repay a portion of our note payable to Continental Airlines. Continental Airlines also sold 20 million shares of our common stock in the offering. We did not receive any of the proceeds from the sale of our stock by Continental Airlines.

      The terms “ExpressJet”, “we”, “us”, “our” and similar terms refer to ExpressJet Holdings, Inc., XJT Holdings, Inc., and ExpressJet Airlines, Inc.

Note 1 — Summary of Significant Accounting Policies

(a) Principles of Consolidation -

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of ExpressJet Holdings, Inc. and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Basis of Presentation -

      The financial statements for the years ended December 31, 2001 and 2000 have been prepared using Continental’s historical basis in the assets and liabilities of the company and include the accounts of ExpressJet Holdings, Inc. and its subsidiary ExpressJet Airlines, Inc. The financial statements for 2001 and 2000 reflect our results of operations, financial condition and cash flows as a division of Continental and would not be indicative of our actual results of operations and financial position had we been a separate stand-alone entity during the periods presented.

      We utilized certain systems, facilities and services provided by Continental, including our information technology support, fuel purchasing, ground handling, catering, corporate accounting, insurance, purchasing, payroll, human resources, legal, tax and treasury management services. We believe the statements of operations for the year ended December 31, 2000 reflect expense allocations for these services that are representative of the actual costs to provide the services. We were operated essentially as a division of Continental Airlines in 2000 providing passengers to their mainline jet operations. Our scheduling, pricing and revenue management were designed and operated to increase overall system revenue rather than to maximize the profitability on flight segments we operated. As a result, we had a history of operating losses prior to 2001.

      Effective January 1, 2001, we implemented a capacity purchase agreement with Continental. The financial statements for the years ended December 31, 2002 and 2001 have been prepared reflecting the terms of the capacity purchase agreement. Under the capacity purchase agreement, we fly all of our aircraft on behalf of Continental, which handles scheduling, ticket prices and seat inventories for these flights. In exchange for our operation of the flights, Continental pays us for each scheduled block hour based on an agreed formula designed to provide us with an operating margin of approximately 10% before taking into account incentive payments and certain costs, including labor, maintenance (except for regional jet engine maintenance), and general administrative costs as further described in Note 2. Under the agreement, Continental retains all passenger, cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses. We continue to utilize certain systems, facilities and services of Continental in a manner similar to periods prior to 2001, at rates established in the capacity purchase agreement and related agreements. See Notes 2 and 15.

(c) Use of Estimates -

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents -

      Cash and cash equivalents consist of cash and short-term, highly liquid investments, which are readily convertible into cash and have a maturity of three months or less when purchased.

(e) Spare Parts and Supplies -

      Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when incurred in operations. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft , plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value. These allowances are based on management estimates, which are subject to change.

(f) Property and Equipment -

      Property and equipment are recorded at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. Property and equipment acquired under capital leases are recorded at the

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower of the present value of the future minimum lease payments or the fair value of the asset at the inception of the lease. The estimated useful lives and residual values for our property and equipment are as follows:

		Estimated
	Estimated Useful Life	Residual Value

Flight equipment	Shorter of estimated useful life or lease term	0% to 15%
Ground property and equipment	3 to 26 years	0%
Capital lease — flight and ground	Shorter of estimated useful life or lease term	0%

      As shown in the following table, our aircraft fleet consisted of 188 regional jets at December 31, 2002. All of our regional jet aircraft are subleased from Continental Airlines. See Note 3. Our aircraft purchase orders and options as of December 31, 2002 are also shown below.

					Seats in
	Total		Firm		Standard
Type	Aircraft	Leased	Orders	Options	Configuration

Regional Jets:
ERJ-145XR	18	18	86	100	50
ERJ-145	140	140	—	—	50
ERJ-135	30	30	—	—	37

Total	188	188	86	100

(g) Intangible Assets -

      Reorganization value in excess of amounts allocable to identifiable assets represents an amount arising from our emergence from bankruptcy reorganization in 1993.

      In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standard No. 142 — “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Effective January 1, 2002, we adopted SFAS 142 and discontinued amortization of our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, which will result in reduced expense of approximately $1.1 million on an annualized basis. We performed the first of these impairment tests in April 2002 and determined that we did not have any impairment of our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets upon adoption based on our assessment of fair values.

      Pro forma results for the year ended December 31, 2001 and 2000, assuming the discontinuation of amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, are shown below:

	Year Ended	Year Ended
	December 31,	December 31,
(in millions, except per share data)	2001	2000

Reported net income (loss)	$48.1	$(38.8)
Reorganization value amortization	0.7	0.7

Adjusted net income (loss)	$48.8	$(38.1)

Basic and diluted earnings (loss) per share:
As reported	$0.89	$(0.72)
Reorganization value amortization	0.01	0.01

As adjusted	$0.90	$(0.71)

      We evaluate the carrying value each reporting period to determine whether events and circumstances continue to support an indefinite useful life. On an annual basis, or more frequently if events or changes in circumstances indicate

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the asset may be impaired, we perform an impairment review. If this review indicates that reorganization value in excess of amounts allocable to identifiable assets will not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization periods, the carrying value is reduced by the estimated shortfall of cash flows.

      Airport operating rights, the rights to use certain takeoff and landing slots and gates, are amortized on a straight-line basis over the life of the related airport facility lease, which approximates 20 years.

(h) Deferred Credits -

      Our spare parts and flight training credits, included in other long term liabilities with offsetting receivables in prepayments and other current assets, consist of contractual concessions obtained from our purchase agreement with Empresa Brasileira de Aeronáutica S.A., (“Embraer”). All spare parts credits are to be used to offset the purchase price of initial spare parts provisioning for our newly delivered aircraft. Similarly, the flight training credits are used to pay for the initial simulator rent costs for our pilots. Both of these credits are amortized as a reduction to our aircraft rent expense over the life of the associated aircraft lease. Amortization totaled $0.9 million and $0.4 million for 2002 and 2001.

(i) Frequent Flyer Program -

      We participate in Continental’s frequent flyer program, “OnePass”, in which passengers may use mileage accumulated in that program to obtain discounted or free trips that might include a flight segment on one of our flights. Continental is responsible for the administration of OnePass. We accrued the incremental costs for mileage awards expected to be redeemed by OnePass customers on our flights in 2000 and received no compensation from Continental when mileage awards were redeemed on us and paid no compensation to Continental when mileage awards earned on us were redeemed on Continental. Effective January 1, 2001, under the capacity purchase agreement, Continental is responsible for all costs related to the program and no separate accounting is required.

(j) Operating Revenue and Commissions -

      For the years ending December 31, 2002 and 2001, we recognized our operating revenue under the capacity purchase agreement based on agreed upon rates for each scheduled block hour. The rates per hour were designed to provide us with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by us. Furthermore, we also record revenue earned under certain incentive provisions, such as percentage of flights we complete, certain on-time departures and baggage handling, within the capacity purchase agreement. See Note 2 — Capacity Purchase Agreement with Continental Airlines for details related to the block hour rates and the performance incentive payments. Our operating revenue is reconciled and settled with Continental Airlines on a monthly basis, except for the quarterly reconciliation of our costs within the margin band as defined by the capacity purchase agreement.

      We had a revenue sharing agreement with Continental through December 31, 2000 that provided us with a proration percentage of the ticket revenue and related commissions for those passengers traveling for one portion of their trip on our aircraft and the other portion of their trip on Continental’s aircraft. Passenger revenue and commissions were recognized when transportation was provided. We did not record an air traffic liability or the related asset as all passenger ticket sales were made on Continental ticket stock. Consequently, Continental bore the liability to provide the service or refund the ticket. Cargo revenue and related commissions were also included in the revenue sharing arrangement; our proration percentage of cargo revenue and commissions was recognized when the service was provided.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k) Income Taxes -

      In conjunction with our IPO completed on April 23, 2002, we prospectively separated from Continental Airlines’ consolidated federal tax group and began filing our own federal tax return. For the period up to the IPO, we are included in the consolidated federal income tax return of Continental Airlines and our income tax expense is calculated on a separate-company basis. In addition, tax payments were made to Continental Airlines on the basis of separate taxable income, however, utilization of our tax net operating loss and credits was based on utilization within the consolidated Continental Airlines group rather than on a stand-alone basis. In certain states we will continue filing consolidated or combined returns with Continental Airlines until their majority ownership of us ceases.

      Deferred income taxes are provided under the liability method and are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws. A valuation allowance is provided on deferred tax assets if, based on available evidence, it is more likely than not that future tax benefits will not be realized. For tax periods up to the IPO, subject to the provisions of our tax sharing agreement with Continental Airlines, we computed our provision for deferred income taxes using the liability method as if we were a separate taxpayer.

      For tax periods up to the IPO, provision to return adjustments were charged to the intercompany account with Continental Airlines when identified and interest charged prospectively.

(l) Maintenance and Repair Costs -

      Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, including engine overhaul costs covered by power-by-the hour agreements, which are expensed on the basis of hours flown. On average, power-by-the-hour arrangements represent approximately 50% of our maintenance, materials and repair costs.

(m) Advertising Costs -

      We expense the costs of advertising as incurred. Advertising expense was $2.8 million for the year ended December 31, 2000. In accordance with the terms of the capacity purchase agreement, we incurred no advertising expense in 2002 or 2001.

(n) Earnings (Loss) Per Share -

      We account for earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings (loss) per share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the company. The following table sets forth the reconciliation

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

	Year ended December 31,

	2002	2001	2000

Numerator:
Net income (loss)	$84,280	$48,074	$(38,752)

Denominator:
Weighted average common shares outstanding	61,068	54,000	54,000
Effect of stock options	1	—	—

	61,069	54,000	54,000

Basic and diluted earnings (loss) per share	$1.38	$0.89	$(0.72)

(o) Stock Plans and Awards -

      We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Since our stock options have all been granted with exercise prices at fair value, no compensation expense has been recognized under APB 25.

      The following table illustrates the effect on net income (loss) and earnings (loss) per share assuming the compensation costs for our stock option and purchase plans had been determined using the fair value method, prorated over the vesting periods, at the grant dates as required under Statement of Financial Accounting Standard No. 123 — “Accounting for Stock-Based Compensation” (“SFAS123”) for the years ended December 31, 2002, 2001 and 2000 (in thousands except for share data):

	2002	2001	2000

Net Income (Loss)	$84,280	$48,074	$(38,752)
As reported
Deduct (Add): Total stock-based employee compensation expense (credit) determined under fair value based method for all awards, net(1)	2,499	(619)	1,366

Pro forma	$81,781	$48,693	$(40,118)

Basic and Diluted Earnings (Loss) per share
As reported	$1.38	$0.89	$(0.72)
Pro forma	$1.34	$0.90	$(0.74)

(1)	During 2001, the majority of outstanding options under the Continental Airlines Plans were voluntarily surrendered.

      See Note 11 — Stock Based Compensation Plan for the assumptions we used to compute the pro-forma amounts above.

      The pro forma effect on net income or loss per share is not representative of the pro forma effects in future years.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p) Measurement of Impairment -

      In accordance with Statement of Financial Accounting Standards No. 144  — “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value.

(q) Comprehensive Income -

      We do not have any adjustments to net income to arrive at comprehensive income.

(r) Recently Issued Accounting Standards -

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), effective for fiscal years beginning after June 15, 2002. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligations for its recorded amount or incurs a gain or loss upon settlement. We adopted SFAS 143 effective January 1, 2003, and do not expect this adoption to have a material impact on our results of operations, financial position, or liquidity.

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 — “Accounting for Costs Associated with Disposal or Exit Activities”, (“SFAS 146”). SFAS 146 requires that liabilities for the costs associated with exit or disposal activities to be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. We adopted SFAS 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148 — “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we account for our stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees”, we do not currently plan to apply the accounting provisions of SFAS 148.

      FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“Interpretation 45”), will significantly change current practice in the accounting for, and disclosure of, guarantees. Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Interpretation 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Interpretation 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospective basis to guarantees issued or modified after December 31, 2002. See Note 15 for required disclosure. We do not expect the adoption of this statement to have a material impact on our results of operations or balance sheet.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“Interpretation 46”). The objective of Interpretation 46 is to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not believe the adoption of this statement will have a material impact on our results of operations or financial position.

(s) Reclassifications -

      Certain reclassifications have been made in prior years’ financial statements to conform to the current year presentation.

Note 2 — Capacity Purchase Agreement with Continental Airlines

General

      Effective January 1, 2001, we implemented a capacity purchase agreement with Continental Airlines. The agreement expires on December 31, 2010. Continental Airlines has the option to extend the term of the agreement with 24 months notice for up to four additional five-year terms through December 31, 2030. Under our capacity purchase agreement, we operate flights on behalf of Continental Airlines, which controls and is responsible for scheduling, pricing and managing seat inventories for these flights. Continental Airlines is entitled to all revenue associated with the operation of the aircraft and is responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses consisting primarily of revenue accounting. Under the agreement, we are entitled to receive a payment for each scheduled block hour based on an agreed formula.

      We have reached agreements in principle with Continental Airlines to amend our capacity purchase agreement. See Note 17 for further discussion regarding this subsequent event.

Compensation and Operational Responsibilities

      Under the agreement, Continental Airlines pays us a base fee for each scheduled block hour based on a formula that will remain in place through December 31, 2004. The formula is designed to provide us with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by us. Under the formula, a substantial portion of our costs, including those relating to fuel, aircraft ownership and financing, substantially all routine or normal regional jet engine maintenance, passenger-related facility rent, administrative fees and ground handling expenses paid to Continental Airlines, but excluding most labor, other maintenance or general administrative costs, are reconciled for differences between our actual costs and the expected costs included in our block hour rates, and our payments from Continental Airlines are adjusted to reflect these actual costs plus a 10% margin. In addition, a reconciliation payment is made by Continental Airlines to us or by us to Continental Airlines, as applicable, if the operating margin calculated as described below in any fiscal quarter is not between 8.5% and 11.5%. As a result, if this operating margin exceeds 11.5%, then a reconciliation payment will be made by us to Continental Airlines in an amount sufficient to reduce it to 11.5%. If it is less than 8.5%, then a reconciliation payment will be made by Continental Airlines to us in an amount sufficient to raise the margin to 8.5%. For purposes of calculating this operating margin, we do not take into account unanticipated changes in most

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our labor costs, any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations), litigation costs and other costs that are not included in our block hour rates (or covered by any adjustments to them) and are not reasonable and customary in the industry. If these excluded costs are higher than those anticipated in our block hour rates, then our operating margin, taking these costs into effect, could be lower than 8.5% even after any reconciliation payment is made. If these costs are lower than those anticipated in our block hour rates, then our operating margin, taking these costs into effect, could be higher than 11.5% even after any reconciliation payment is made. For the year ended December 31, 2002, our reconciliation payments to Continental Airlines totaled $14.7 million. There were no reconciliation payments made to Continental Airlines for the year ended December 31, 2001.

      Our initial block hour rates are based on estimates of future costs we developed jointly with Continental Airlines. These estimates may differ from our actual costs. If they do, our revenue will be adjusted for some of our costs under the capacity purchase agreement. The adjusted block hour rates provide us with revenue from Continental Airlines that is based on the sum of the following three components, generally differentiated by the nature of the operating costs we incur:

Cost Category	Reconciliation Payment

Fully-reconciled costs:
• Fuel and intoplane expense(1)
• Aircraft rent
• Terminal facility rent
• On-time bonuses and 401(k) company match under current plans
• Taxes (other than income taxes)
• Passenger liability insurance
• Hull insurance
• War risk insurance
• Landing fees
• Administrative services provided by Continental Airlines
• Ground Handling services
• Third party security and screening expenses
• Substantially all regional jet engine expenses under current long-term third-party contracts
• Depreciation and amortization(2)
• Pilot training volumes
• Glycol, de-icing, snow removal
• Mexican and Canadian navigational fees
• Prop maintenance(3)
• Captain/ First Officer mix(3)
• Pilot soft time(4)
Reconciliation payment, including 10% margin, to the full extent our actual costs differ from estimated costs.
Costs within the margin band: • Maintenance, materials and repairs not included above • Passenger services • Other rentals (excluding corporate headquarters rental costs) • Other operating expenses	If actual expenses in this category are sufficiently different from estimates used in the block hour rates so that our operating margin (calculated to exclude the impact of unreconciled costs, to the extent they differ from our estimated costs, and other items(5)) is less than 8.5% or greater than 11.5%, then a reconciliation payment will be made by us or Continental Airlines to the other so that this operating margin will be 8.5% or 11.5%, as applicable

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost Category	Reconciliation Payment

Unreconciled costs: • Wages and salaries • Benefits not included above • Corporate headquarters rental costs	No reconciliation payment

(1)	We incur fuel expense equal to the lower of the actual cost of fuel or an agreed-upon cap based on our fuel purchase agreement with Continental Airlines. For the year ended December 31, 2002, the actual average cost of fuel was 60.7 cents per gallon, which was below our agreed-upon cap of 61.1 cents per gallon. In 2003 and future years, the agreed-upon cap is 66.0 cents per gallon.

(2)	Depreciation is reconciled for assets and capital projects accounted for in the capacity purchase agreement.

(3)	Reconciliation for turboprop maintenance and Captain/ First Officer mix ended December 31, 2002.

(4)	Pilot soft time reconciliation ends upon ExpressJet’s hiring a new pilot or recalling a furloughed pilot.

(5)	In addition to our unreconciled costs, the operating margin used to calculate the reconciliation payment does not take into account any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations), litigation costs and other costs that are not included in our block hour rates (or covered by adjustments to them) and are not reasonable and customary in the industry.

      Our base rate per scheduled block hour includes compensation for scheduled block hours associated with some cancelled flights, based on historical cancellation rates constituting rolling five-year monthly averages. To the extent that our rate of controllable cancellations, such as those due to maintenance or crew shortages, is less than our historical controllable cancellation rate, we will be entitled to additional payments. On the other hand, we may make a payment to Continental Airlines for controllable cancellations above historical rates of cancellations. If cancellations outside our control, such as those due to weather or air-traffic control, exceed the historical average of cancellations for the applicable period, we will be paid for the cancelled flight at a reduced rate, calculated to cover our fixed costs. We will generally not be entitled to any payment for controllable cancellations, which include cancellations due to labor unrest, regulatory action, fuel unavailability, crew shortages or maintenance, and all other cancellations other than weather or air traffic control cancellation, above historical rates of cancellations. In the event of a union-authorized labor strike we will not be entitled to payment for any controllable or uncontrollable cancellations. Because these incentive payments are based on rolling average historical rates of controllable cancellation, lower controllable cancellation rates that result in higher incentive payments in the near term will also reduce our opportunity to earn incentive payments in the future, when the lower controllable cancellation rates become part of the historical average. Also, because we use monthly rolling averages, our opportunity to earn these payments in any particular fiscal quarter is affected by seasonal variations in historical controllable cancellation rates. We are also entitled to receive a small per-passenger fee and incentive payments for certain on-time departures and baggage handling performance.

      If a change of control (as defined in the agreement) of ExpressJet occurs without the consent of Continental Airlines, the block hour rates that we will receive under the agreement will be substantially reduced.

      In addition, some marketing-related costs normally associated with operating an airline are borne directly by Continental Airlines, which is responsible for marketing under the capacity purchase agreement. These costs include those associated with reservations and sales, commissions, advertising, revenue accounting, fare and tariff filings, and food and beverage. While Continental Airlines will continue to provide operational support services under the terms of the capacity purchase agreement, their provisions of corporate services will continue, subject to some exceptions, only for a limited period of time following the initial public offering of our stock completed on April 23, 2002. After the expiration or termination of these various arrangements, we may not be able to replace the services with a comparable quality of service or terms and conditions as favorable as those we receive from Continental Airlines.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have agreed to meet with Continental Airlines each year beginning in 2004 to review and set the block hour rates to be paid in the following year, in each case based on the formula used to set the original block hour rates (including a 10% targeted operating margin). If we and Continental Airlines cannot come to an agreement on the annual adjustments, we have agreed to submit our disagreement to arbitration.

Capacity and Fleet Matters

      The capacity purchase agreement covers all of our existing fleet, as well as the 86 Embraer ERJ-145XR subject to firm orders at December 31, 2002. However, beginning July 1, 2003, Continental Airlines has the right to give notice to reduce the number of our regional jets covered by the agreement, resulting in the earliest effective date for capacity reduction of July 1, 2004. Under the agreement, Continental Airlines is entitled to decline capacity with respect to:

•	any regional jets subject to firm orders that have not been delivered before the effective date of the reduction in capacity; and

•	up to 25% of our delivered regional jets over any rolling three-year period

      If Continental Airlines removes regional jet aircraft from the terms of the agreement, we would have the option to:

•	fly the released aircraft for another airline or ourselves (subject to our ability to obtain facilities, such as gates and slots, and our exclusive arrangement with Continental Airlines in their hub airports); or

•	decline to fly these aircraft and cancel the related subleases with Continental Airlines

      If we elect not to terminate these subleases and fly one or more of the aircraft released from the capacity purchase agreement either for another party or for our own benefit, the interest rate implicit in calculating the scheduled lease payments will automatically increase by 200 basis points to compensate Continental Airlines for its continued participation in our lease financing arrangement, which would directly increase our expense and adversely affect our earnings. If we elect not to fly these aircraft, the sublease between Continental Airlines and us for these aircraft will be canceled and Continental Airlines will take possession of the aircraft. In that event, Continental Airlines will be responsible for all direct reasonable costs we incur associated with the removal of those aircraft from our fleet. In addition, upon a reduction in capacity, we will be entitled to meet and confer with Continental Airlines regarding the impact of the reduction on our cash flow and to negotiate, in good faith, a credit facility with Continental Airlines for up to $75 million in the aggregate for a term of up to two years and at an interest rate equal to the London interbank offered rate (“LIBOR”) plus 200 basis points to help cover any potential cash needs as a result of the reduction in capacity. However, Continental Airlines has no obligation to provide this facility.

      Additionally, Continental Airlines has the right to require us to exercise any of the aircraft options we hold to purchase 100 Embraer ERJ-145XR aircraft, and include these aircraft under the capacity purchase agreement. If Continental Airlines elects to do this, it may either lease or sublease the aircraft to us, or substitute these aircraft for aircraft in our possession that have been removed from the terms of the capacity purchase agreement and that we sublease from Continental Airlines, in which case we will be required to finance the option aircraft ourselves. If Continental Airlines does not require us to exercise these aircraft options, we will retain the right to exercise the options and fly these aircraft for other airlines or for other purposes, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.

      So long as either scheduled flights under the capacity purchase agreement represent at least 50% of all of our scheduled flights or at least 200 of our aircraft are covered by the capacity purchase agreement, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the capacity purchase agreement above all of our other flights and aircraft.

      As a result of the decline in our passenger traffic following the terrorist attacks on September 11, 2001, together with the lower passenger traffic and yields experienced by Continental Airlines and the airline industry in general,

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Continental Airlines, withdrew 17 of our turboprop aircraft from the capacity purchase agreement effective October 1, 2001, resulting in our termination of 16 subleased aircraft and returning them to Continental Airlines. Continental Airlines was obligated to purchase from us at book value the one turboprop aircraft we owned. As provided in the capacity purchase agreement, Continental Airlines was responsible for our reasonable out-of-pocket expenses associated with the withdrawal of these aircraft (including some of the cost of reassigning pilots to other aircraft types).

      During 2002, we retired all of the 33 turboprop aircraft in our fleet at December 31, 2001. In accordance with the capacity purchase agreement, Continental Airlines has covered all direct costs associated with terminating our 29 turboprop aircraft leases and had purchased from us at net book value our four turboprop aircraft that we owned as well as the related spare parts inventory. As of December 31, 2002, Continental Airlines has remitted to us approximately $21.3 million as a result of this retirement.

      Under the terms of the capacity purchase agreement, Continental Airlines is also required to reimburse us for any impairment charges incurred related to turboprop aircraft and related spare parts inventories, and airport operating rights. The Company recorded impairment charges in 2001 related to turboprop aircraft and related inventory of $29 million and $4 million, respectively. Such impairment charges are not reflected in the consolidated statement of operations in 2001 as a result of the reimbursement. The remaining net book value of turboprop aircraft, spare parts inventory (including rotables), and airport operating rights was $21 million, $18 million and $5 million, respectively at December 31, 2001.

      We currently lease or sublease all of our existing regional jets from Continental Airlines. Under the capacity purchase agreement, Continental Airlines is required to lease from Embraer or its designee all of our current firm order aircraft and sublease these aircraft to us. Neither we nor Continental Airlines have any obligation to take any such firm order Embraer aircraft that are not financed by a third party under the lease terms and economics already agreed to. However, Continental Airlines is not required to provide any financing for Embraer option aircraft or any other aircraft that we may acquire.

Meet and Confer Provisions

      The agreement gives each party the right to “meet and confer” with the other regarding any material change in the underlying assumptions regarding the costs of providing services under the agreement and whether the compensation provisions of the agreement should be changed as a result, but does not require any party to agree to any change in the compensation provisions. Under these terms, Continental Airlines requested that both parties meet and confer regarding the effects of the September 11, 2001 terrorist attacks. As a result of the decrease in Continental Airlines’ revenue from the reduced number of passengers and decreased yields, the decrease in Continental Airlines’ revenue per available seat mile caused by the reduction in our flight schedule, we agreed with Continental Airlines in the meet and confer process to reduce Continental Airlines’ payments to us for the September through December 2001 period by $33 million in the aggregate. In return, Continental Airlines, extended our note payable to Continental Airlines by 18 months, extended by one year our right under the capacity purchase agreement to be Continental Airlines’ exclusive regional jet operator in its hubs and extended by six months the period during which Continental Airlines cannot withdraw aircraft under the capacity purchase agreement.

Term of Agreement

      The agreement expires on December 31, 2010; however, Continental Airlines may terminate the agreement at any time after January 1, 2006 (January 1, 2007 based on the currently proposed amendment — see Note 17) upon 12 months’ notice, or at any time without notice for cause consisting of our bankruptcy, suspension or revocation of our authority to operate as a scheduled airline, cessation of our operations as a scheduled airline, other than as a result of a union-authorized labor strike or any temporary cessation not to exceed 14 days, a union-authorized labor strike that continues for 90 days or an intentional or willful material breach by us that substantially deprives Continental Airlines of the benefits of the agreement, which is not cured within 90 days of notice of the breach. Continental

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Airlines may also terminate the agreement at any time upon a material breach by us that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if Continental Airlines makes a reasonable and good faith determination, using recognized standards of safety, that there is a material safety concern with our flight operations. Continental Airlines has the option to extend the term of the agreement with 24 months’ notice for up to four additional five-year terms through December 31, 2030.

Note 3 — Leases

      We lease or sublease all 188 of our aircraft under long-term operating leases from Continental Airlines. Our sublease agreements with Continental Airlines have substantially the same terms as the lease agreements between Continental Airlines and the third-party lessors, and expire between 2013 and 2019. We lease or sublease, under various operating leases, ground equipment and substantially all of our ground facilities, including facilities at public airports from Continental Airlines or the municipalities or agencies owning and controlling such airports. Our leases do not include residual value guarantees.

      At December 31, 2002, the scheduled future minimum lease payments under capital leases due to third-party lessors and the scheduled future minimum lease payments under operating leases that have initial or remaining noncancellable lease terms in excess of one year, are as follows (in millions):

		Operating Leases
	Capital
	Leases	Aircraft	Non-Aircraft

Year ending December 31, 2003	$2.4	$222.6	$12.1
2004	1.8	221.5	10.2
2005	1.0	220.2	8.6
2006	0.9	220.2	5.8
2007	0.9	220.2	11.7
Later years	0.5	2023.5	41.8

Total minimum lease payments	7.5	$3,128.2	$90.2

Less: amount representing interest	0.9

Present value of capital leases	6.6
Less: current maturities of capital leases	2.2

Long-term capital leases	$4.4

      Our total rental expense for all non-aircraft operating leases was approximately $56.6 million, $49.4 million and $37.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, which included $7.5 million, $8.4 million and $8.4 million, respectively, related to leases with Continental Airlines.

      Total rental expense was approximately $255.8 million, $218.2 million and $184.2 million for the years ended December 31, 2002, 2001 and 2000, respectively, which included $231.0 million and $196.2 million for 2002 and 2001, respectively, related to leases with Continental Airlines under the capacity purchase agreement. For 2000, we operated as a division within Continental Airlines.

      If we default on our payment obligations under our aircraft subleases with Continental Airlines, Continental Airlines is entitled to reduce any payments required to be made by it to us under the capacity purchase agreement by the amount of the defaulted payment.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Income Taxes

      Income tax expense (benefit) for the years ended December 2002, 2001 and 2000 consists of the following (in millions):

	2002	2001	2000

Federal:
Current	$7.1	$25.5	$—
Deferred	41.0	4.0	(18.9)
State:
Current	(1.7)	—	—
Deferred	7.4	2.1	(1.4)

Total Income Tax Expense (Benefit)	$53.8	$31.6	$(20.3)

      The reconciliations of income tax computed at the United States federal statutory tax rates to income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Amount			Percentage

	2002	2001	2000	2002	2001	2000

	(In millions)
Income tax expense (benefit) at United States statutory rates	$48.5	$27.8	$(20.6)	35.0%	35.0%	35.0%
State income tax expense (benefit) (net of federal benefit)	3.8	2.1	(1.3)	2.7	2.6	2.3
Amortization of reorganization value in excess of amounts allocable to identifiable assets	—	0.4	0.4	—	0.5	(0.7)
Meals and entertainment disallowance	1.3	1.3	1.3	0.9	1.6	(2.3)
Other	0.2	—	(0.1)	0.2	—	0.1

Income tax expense (benefit), net	$53.8	$31.6	$(20.3)	38.8%	39.7%	34.4%

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows (in millions):

	2002	2001

Deferred Tax Liabilities:
Fixed assets	$3.1	$5.9
Other	0.3	0.3

Gross deferred tax liabilities	3.4	6.2

Deferred Tax Assets:
Federal loss carryforwards	$36.8	$47.5
State loss carryforwards, net	0.9	11.9
Intangible assets	352.8	—
Other	8.5	6.3

Gross deferred tax assets	399.0	65.7

Valuation allowance/ Net tax agreement obligation to Continental	384.5	—

Net deferred tax assets	$11.1	$59.5

      At December 31, 2002, we had federal net operating loss carryforwards of approximately $105.2 million, which expire between 2004 and 2020.

      In conjunction with our IPO completed on April 23, 2002, the tax basis of our tangible and intangible assets was increased to fair value. This increase resulted in the utilization of a substantial portion of our state net operating loss carryovers available at December 31, 2001. The increased tax basis should result in additional tax deductions being available to us over a period of 15 years. In accordance with our tax agreement with Continental Airlines, to the extent we generate taxable income sufficient to realize the additional tax deductions, we will be required to pay Continental Airlines a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. We will be required to pay Continental Airlines 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third. However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental Airlines 100% of any benefit realized after that date. Since these future payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental Airlines within the deferred tax asset account, and the portion we may retain in the future is offset by a valuation allowance. Both of these items directly offset the step-up in basis of assets in our long-term deferred tax asset account.

      Our tax agreement with Continental Airlines provides that Continental Airlines will reimburse us for any net increase in our cash tax payments resulting from any decreased availability of net operating loss carryovers related to the basis increase at the time our payment occurs. The resulting receivable and/or payable with Continental Airlines related to the impact on net operating losses resulting from the basis increase is recorded within the deferred tax asset account since its performance is dependent on our ability to generate taxable income.

      No valuation allowance was established on our net operating loss carryforwards, or on our receivable from Continental Airlines for reimbursing carryforward losses utilized resulting from the basis increase, because we believe our stand-alone taxable income will be sufficient to utilize substantially all of these assets in approximately two years.

      We believe that our IPO created a change in ownership limitation on the utilization of our carryforward tax attributes, primarily net operating losses. This limitation, under Section 382 of the Internal Revenue Code, will limit

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our utilization of these attributes to offset up to approximately $43 million of post-change taxable income per year. We do not expect this limitation to have any impact on our financial condition.

Note 5 — Accrued Other Liabilities

      Accrued liabilities consist of the following:

	As of December 31,

	2002	2001

	(In thousands)
Airport services	$10,481	$13,948
Employee benefits	10,099	1,309
Maintenance, materials and repairs	9,062	14,651
Taxes	6,548	5,861
Flight operation related expenses	3,795	5,819
Other	5,663	2,303

	$45,648	$43,891

Note 6 — Note Payable to Continental Airlines

      Under the promissory noted dated March 31, 2001, net amounts due Continental Airlines were converted into a long-term note payable of $552.3 million, which bore interest at a fixed rate of 4.9% through June 30, 2001. Effective July 1, 2001, the rate for subsequent quarters was set at the three-month London interbank offered rate (“LIBOR”) plus 1.25% per annum, subject to a cap of 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004. There is no interest rate cap beyond 2004.

      In April 2002, we applied the proceeds from our initial public offering of $146.8 million to our note payable to Continental Airlines. In addition, we made discretionary prepayments of $80.0 million during 2002 to further reduce our note payable to Continental Airlines to $325.5 million at December 31, 2002. In consideration for these principal prepayments, our next scheduled principal payment, as stated in the amended and restated promissory note agreement with Continental Airlines dated November 5, 2002, is not required until June 30, 2003. The quarterly principal and interest fixed installments are $27.9 million. On March 31, 2007, the entire unpaid principal balance of this note, if any, along with all accrued unpaid interest, will be due and payable in full. Based on the forward three-month LIBOR on December 31, 2002 plus 1.25% per annum and our current principal balance of $325.5 million, maturities of our note payable to Continental Airlines as of December 31, 2002 are as follows (in millions):

Year ending December 31,
2003	$73.6
2004	$104.1
2005	$106.5
2006	$41.3

      The note payable to Continental Airlines is an unsecured general obligation of our company and is subordinated in right of payment to all future senior indebtedness of our company.

Note 7 — Financial Instruments and Risk Management

Financial Instruments

      Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and our note payable to Continental Airlines. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of our note payable to Continental Airlines with a carrying value of $325.5 million and $552.3 million at December 31, 2002 and 2001, respectively, estimated based on the discounted amount of future cash flows using our current incremental rate of borrowing for a similar liability or market prices, approximated $244.5 million and $431.1 million, respectively.

Credit Risk Due to Certain Concentrations

      We provide Continental Airlines all of its regional airline capacity at its hub airports. We are economically dependent upon Continental Airlines as substantially all of our revenues is currently received from Continental Airlines. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Commitments — Relationship with Continental Airlines.

Note 8 — Other Long Term Liabilities

      Other long term liabilities consists of the following:

	As of December 31,

	2002	2001

	(in thousands)
Spare parts credits	$4,821	$3,583
Flight training credits	4,781	—
Long-term incentive program	—	2,629
Other	103	186

	$9,705	$6,398

      Our long-term incentive program with Continental Airlines was discontinued effective on December 31, 2001 as part of our employee benefit separation agreement dated April 17, 2002.

Note 9 — Mandatorily Redeemable Preferred Stock of Subsidiary

      Prior to the completion of our IPO, ExpressJet Airlines, Inc. issued one share of non-voting Series A Cumulative Mandatorily Redeemable Preferred Stock, par value $.01 per share, (“Series A Preferred Stock”) to our subsidiary XJT Holdings, Inc., in exchange for a portion of its assets and liabilities. The Series A Preferred Stock is entitled to receive, on a cumulative basis, dividends at a rate of 14% per annum on a liquidation preference of $5.0 million and is callable beginning in April 2005 and mandatorily redeemable in April 2012. Upon issuance, XJT Holdings, Inc. immediately sold the Preferred Stock to an independent third party in exchange for a $5.0 million promissory note, with no rights of offset, due in April 2012. The note bears interest equal to the three-month LIBOR plus 0.6% per annum, payable quarterly which commenced on August 1, 2002.

Note 10 — Preferred and Common Stock

Preferred Stock

      We have 10 million shares of authorized preferred stock, par value $.01 per share. No shares of preferred stock were issued or outstanding at December 31, 2002.

      One share of a series of preferred stock called special voting preferred stock is currently authorized and outstanding and is owned by Continental Airlines. The special voting preferred stock can be owned only by Continental Airlines (or its successor) and its controlled affiliates. So long as the special voting preferred stock is beneficially owned by one of these parties, its holder will be entitled to elect to our board of directors.

•	five directors, for so long as Continental Airlines and its controlled affiliates own shares representing 50% or more of our outstanding shares of common stock;

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	four directors, for so long as Continental Airlines and its controlled affiliates own shares representing 40% or more (but less than 50%) of our outstanding shares of common stock;

•	three directors, for so long as Continental Airlines and its controlled affiliates own shares representing 30% or more (but less than 40%) of our outstanding shares of common stock;

•	two directors, for so long as Continental Airlines and its controlled affiliates own shares representing 20% or more (but less than 30%) of our outstanding shares of common stock; and

•	one director, for so long as Continental Airlines and its controlled affiliates own shares representing 10% or more (but less than 20%) of our outstanding shares of common stock;

Common Stock

      We currently have one class of common stock, par value $.01 per share, with 64 million shares issued and outstanding. Each share of common stock is entitled to one vote. Common stockholders participate ratable in any dividends or distributions on the common stock.

Note 11 — Stock Based Compensation Plans

      At December 31, 2002, the Company has three stock based compensation plans consisting of two stock option plans and a stock purchase plan.

Stock Option Plans

      Prior to the completion of our IPO of our common stock on April 23, 2002, Continental Airlines, as our then sole stockholder, and our board of directors approved the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan (the “Plan”). The Plan provides that the Company may grant awards in the form of common stock options or restricted stock awards to non-employee directors of the company or the employees of the company or its subsidiaries. The aggregate number of shares of our common stock that may be issued under the Plan may not exceed 3.2 million shares, subject to adjustments as provided in the Plan. Options granted under the Plan were awarded with an exercise price equal to the fair market value of the stock on the date of grant, vest over a four-year period and generally expire five years after the date of grant. During 2002, the Company issued options with respect to 1,049,000 shares of the Company’s common stock under the Plan, with a weighted average grant date fair value of approximately $10.0 million.

      Continental Airlines has stock option and incentive plans (“Continental Airlines Plans”) under which ExpressJet employees may be granted awards, of Continental Airlines common stock, in the form of stock options or restricted stock. There were no stock awards granted to our employees under the Continental Airlines Plans during 2002. Employee eligibility to participate in the Continental Airlines Plans will cease upon termination of Continental Airlines’ majority interest ownership in ExpressJet.

      Under the terms of the Plan and Continental Airlines Plans, a change in control would result in all outstanding options under these plans becoming exercisable in full and restrictions on restricted shares being terminated.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below summarizes stock option transactions pursuant to the Plan and Continental Airlines Plans (share data in thousands).

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

ExpressJet Options
Outstanding at Beginning of Year	—	$—	—	$—	—	$—
Granted	1,049	$15.97	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—
Cancelled	(60)	$16.00	—	$—	—	$—

Outstanding at End of Year	989	$15.96	—	$—	—	$—

Options exercisable at end of year	20	$14.60	—	$—	—	$—

Continental Airlines Options
Outstanding at Beginning of Year	34	$37.77	545	$35.70	560	$32.83
Granted	—	$—	119	$49.31	88	$41.95
Exercised	(2)	$30.18	(216)	$30.88	(102)	$25.40
Cancelled	(14)	$41.11	(414)	$41.88	(1)	$31.16

Outstanding at End of Year	18	$36.03	34	$37.77	545	$35.70

Options exercisable at end of year	12	$33.21	16	$34.06	267	$33.40

      The following table summarizes the range of exercise prices and the weighted average remaining contractual life of ExpressJet and Continental Airlines options outstanding held by our employees and the range of exercise prices for ExpressJet and Continental Airlines options exercisable at December 31, 2002 (share data in thousands):

Options Outstanding

		Weighted
		Average	Weighted
		Remaining	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price

ExpressJet Options
$11.15 — $12.30	9	4.77	$11.73
$14.60	20	9.42	$14.60
$16.00	960	4.29	$16.00

$11.15 — $16.00	989	4.38	$15.96

Continental Airlines Options
$10.69 — $29.19	4	1.01	$19.41
$29.25 — $32.13	3	0.96	$32.13
$32.25 — $35.00	2	1.94	$32.52
$35.13 — $43.31	5	1.33	$39.38
$43.50 — $56.81	4	2.64	$49.55

$10.69 — $56.81	18	1.62	$36.03

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Exercisable

		Weighted
		Average
Range of Exercise Prices	Exercisable	Exercise Price

ExpressJet Options
$11.15 — $12.30	—	$—
$14.60	20	$14.60
$16.00	—	$—
$11.15 — $16.00	20	$14.60
Continental Airlines Options
$10.69 — $29.19	4	$19.41
$29.25 — $32.13	1	$32.13
$32.25 — $35.00	1	$32.53
$35.13 — $43.31	4	$38.66
$43.50 — $56.81	2	$49.54
$10.69 — $56.81	12	$33.21

Employee Stock Purchase Plan

      All our employees are eligible to participate in Continental Airlines’ stock purchase program under which they may purchase shares of Continental Airlines common stock at a price equal to 85% of the lower of the fair market value on the first day of the quarterly option period or the last day of the option period. During 2002, 175,419 shares of Continental Airlines common stock were issued to our employees at prices ranging from $4.58 to $23.46. During 2001 and 2000, 47,357 shares and 24,998 shares, respectively, of Continental Airlines common stock were issued to our employees at prices ranging from $13.40 to $38.30 in 2001 and $27.73 to $38.30 in 2000. Our employees are eligible to participate in the Continental Airline’s stock purchase plan for as long as Continental Airlines’ owns 50% or more of our outstanding shares of common stock.

Pro Forma SFAS 123 Results

      Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our employee stock options and purchase rights under the fair value method of SFAS123. The fair value of ExpressJet options granted during 2002 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 4.6%, dividend yield of 0%, expected volatility of ExpressJet stock of 67% and expected life of the option of 4.4 years. The weighted average grant date fair value of the stock options granted in 2002 was $9.57 per option.

      The fair value for options granted under the Continental Airlines Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001 and 2000, respectively: risk free interest rate of 4.8% and 6.5%, dividend yield of 0%, expected volatility of Continental Airlines stock of 46% and 47%, and a weighted-average expected life of the option of 4.9 years and 3.6 years. The weighted average grant date fair value of the stock options granted in 2001 and 2000 was $22.63 and $17.37 per option, respectively. There were no options granted under the Continental Airlines’ Plans during 2002.

      The fair value of the purchase rights under the stock purchase plan was also estimated using the Black-Scholes model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 1.7%, 3.3% and 5.9%, dividend yields of 0%, expected volatility of Continental Airlines Stock of 63%, 46% and 47% and an expected life of 0.25 years. The weighted-average fair value of each purchase right granted in 2002, 2001 and 2000 was $2.86, $5.12 and $10.18, respectively.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options and purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and purchase rights.

Note 12 — Employee Benefit Plans

      We participated in Continental Airlines’ defined contribution 401(k) savings plan until December 31, 2002. Substantially all our domestic employees are covered by this plan. Under the plan document, we matched 100% of employee contributions up to $300 per year per person. Effective July 1, 2000, the Continental Airlines’ defined contribution 401(k) savings plan was amended and an additional 100% retirement match up to five percent of pay per person was instituted. For the years ended December 31, 2002, 2001, and 2000, our total expense for the defined contribution plan was $9.7 million, $7.6 million and $3.0 million. On December 31, 2002, the ExpressJet Airlines, Inc. 401(k) Savings Plan was adopted. The terms of this agreement are the same as Continental Airlines’ defined contribution 401(k) savings plan as amended.

      Prior to January 1, 2002, we participated in Continental Airlines’ profit sharing program under which an award pool consisting of 15% of Continental Airlines’ pre-tax earnings, subject to certain adjustments, is distributed each year to substantially all non-management employees (other than employees whose collective bargaining agreements provide otherwise or who otherwise receive profit sharing payments as required by local law) on a pro rata basis according to base salary. Under this plan, profit sharing expense for the years ended December 31, 2001 and 2000 was $0.3 million and $1.5 million.

      The ExpressJet Airlines, Inc. Profit Sharing Plan was adopted on January 1, 2002. Under this plan, the annual award pool consists of 10% of our pre-tax earnings, subject to certain adjustments, and is distributed to all employees of the company excluding employees whose collective bargaining agreements provide otherwise and employees who participate in the management bonus program or any other bonus program of the company on a pro rata basis according to base salary received during the current year. Profit sharing expense for the year ended December 31, 2002 was $6.9 million.

Note 13 — Fleet Disposition/ Impairment Charges

      We recorded a fleet disposition/impairment charge of $6.2 million in 2000 as a result of our decision to accelerate the retirement of our ATR 42-500 and ATR 72 aircraft. The charge related to the impairment of owned ATR 72 aircraft and commitments on leased ATR 42-500 aircraft past the dates they would be removed from service. The charge is reflected in other operating expenses in the accompanying consolidated statements of operations.

Note 14 — Air Transportation Safety and System Stabilization Act Grant

      On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”). The Stabilization Act provided cash grants to commercial air carriers as compensation for (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any Federal Aviation Administration (“FAA”) mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and (2) incremental losses incurred during the period beginning September 11, 2001 and ending December 31, 2001 as a direct result of such attacks. We recognized $24.9 million in compensation under the Stabilization Act for the year ended December 31, 2001, approximately $21.1 million of which we received in cash. For the year ended December 31, 2002, we received our final $4.3 million in cash under the Stabilization Act and recognized an additional $0.5 million in compensation based on our final application. Such amounts are included in government grant in the accompanying consolidated statements of operations.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Commitments and Contingencies

Capacity Purchase Agreement

      So long as Continental Airlines is our largest customer, if we enter into an agreement with another major airline to provide regional airline services on a capacity purchase or other similar economic basis for 10 or more aircraft on terms and conditions that are in the aggregate less favorable to us than the terms and conditions of the capacity purchase agreement, Continental Airlines will be entitled to amend our capacity purchase agreement to conform the terms and condition of the capacity purchase agreement to the terms and conditions of the agreement with the other major airline.

      Under the capacity purchase agreement, at any airport to which we fly scheduled flights on behalf of Continental Airlines, subject to some exceptions, Continental Airlines can require us at any time, including upon cessation of the scheduled flights to the airport, to use commercially reasonable efforts to assign any lease for the facilities that is in our name to Continental Airlines or its designee (or to sublease the facilities to it or its designee), with no compensation to us.

      Continental Airlines is responsible for all capital and start-up costs at its hub airports and at any other facilities where it elects to provide baggage-handling services to us. We are generally responsible for any capital and start-up costs associated with any airport terminal facilities at other airports to which we fly and any non-terminal facilities not also regularly used by Continental Airlines. In addition, if the capacity purchase agreement is terminated after our material breach of that agreement, we may be required by Continental Airlines to vacate our non-terminal space (including our maintenance and training facilities) that is subleased to us by Continental Airlines and used to support the scheduled flights we fly on behalf of Continental Airlines, and we may be required by Continental Airlines to use commercially reasonable efforts to assign to Continental Airlines or its designee any lease in our name for non-terminal space (including our maintenance facilities) used to support the scheduled flights we fly on behalf of Continental Airlines (or to sublease the space to it or its designee).

Purchase Commitments

      As of December 31, 2002, we had firm commitments to acquire 86 regional jets from Embraer. The estimated aggregate cost of these firm commitments is approximately $1.7 billion. In addition, we expect to purchase 17 spare engines for approximately $46.6 million in connection with the firm order jet aircraft. We also have options to purchase an additional 100 Embraer regional jets. We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental Airlines or us. Furthermore, we currently do not have any financing in place for the 17 spare engines, and would have no obligation to acquire the spare engines if for any reason the firm order aircraft are not delivered to us.

      We also have other contractual obligations of approximately $798.8 million under our power-by-the-hour contracts with various service providers. We expect to fund these commitments through internally generated funds together with general financings and aircraft financing transactions. However, there can be no assurance that sufficient internal funds or financing will be available for items not covered by firm financing commitments.

      We have agreements in principal to amend our capacity purchase agreement with Continental Airlines and our regional jet aircraft purchase agreement with Embraer. See Note 17 for further discussion of the effect these proposed amendments have on our purchase commitments.

      The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement. Individual contracts are of varying term and payment procedure. The estimated amount of future commitment is based on assumptions related to future level of operations and forecast payment rates. Our level of operations is determined by Continental Airlines, which has exclusive scheduling authority over our fleet per the capacity purchase agreement. The level of operations inherent in the estimate is based

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on Continental Airlines’ most recent operating plan for us, which can be altered at Continental Airlines’ sole discretion. Forecast payment rates are based on actual rates as of December 31, 2002 and increased annually according to the particular inflation index detailed in each individual contract. Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

General Guarantees and Indemnifications

      We are parties to many contracts, in which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities. However, we expect that we would be covered by insurance for any such liabilities, subject to deductibles.

Employees

      Approximately 68% of our employees are covered by collective bargaining agreements, which include pilots, mechanics, dispatchers and flight attendants. The pilot contract became amendable on October 2002. The contracts for mechanics, dispatchers and flight attendants become amendable on February 2004, July 2004, and December 2004. Negotiations have commenced with the Air Line Pilots Association, International in 2002. We continue to believe that mutually acceptable agreements can be reached with such employees, although the ultimate outcome of the negotiations is unknown at this time.

Legal Proceedings

      We are a defendant in various lawsuits and proceedings arising in the ordinary course of our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our financial position, results of operations or cash flows, it is our opinion that the ultimate disposition of these proceedings will not have a material adverse effect on our financial position.

Note 16 — Related Party Transactions

      The following is a summary of significant related party transactions that occurred during the three years ended December 31, 2002, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

      Continental Airlines controls the scheduling, ticket prices and seat inventories with respect to our operations. In connection with this activity, Continental Airlines performs all sales and ticketing functions for us on Continental Airlines ticket stock and received cash directly from the sale of our tickets.

      Continental Airlines purchases or provides payment of certain items on our behalf, including fuel, certain payroll expenditures (including related benefits), insurance and catering (2000 only), and charged us the actual amounts incurred in 2000, and amounts as stipulated in the capacity purchase agreement in 2001 and 2002. Transfers or sales of assets between us and Continental Airlines are recorded at net book value, in accordance with the capacity purchase agreement.

      Continental Airlines provides various services to us and charges us amounts that were either directly attributable to our operations or allocations that management believed were representative of the costs to provide the services in 2000. Charges for these services were at rates in accordance with the capacity purchase agreement in 2001 and 2002. The services provided to us by Continental Airlines are as follows:

•	Certain customer services such as ground handling. Charges related to these services were approximately $52.3 million, $49.2 million and $34.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Centralized services and infrastructure costs, such as technology, accounting, legal, treasury, tax, human resources and risk management. Charges related to these services were approximately $14.3 million, $12.9 million and $8.1 million for the years ended December 31, 2002, 2001 and 2000.

•	All other Continental Airlines purchases or payments for certain items on our behalf were approximately $34.5 million, $17.3 million, and $61.9 million for the years ended December 31, 2002, 2001 and 2000.

      The centralized services are provided under the administrative support and information services agreement. Under the agreement, we and Continental Airlines have negotiated in good faith to transition some of the services with terms reasonably acceptable to each party. We will continue to work with Continental Airlines to transition the services and to provide for the termination of all of the services provided to us under the administrative services agreement over a period of time to be mutually agreed by Continental Airlines and us.

      The net advances from Continental Airlines related to intercompany activities described above included accrued interest at 6% per annum through March 31, 2001, when they were converted to a long-term note. For the period from April 2, 2001 through June 30, 2001, the note payable to Continental Airlines accrued interest at a rate of approximately 4.9% and effective July 1, 2001 at a rate fixed for each quarter at the three-month LIBOR on the second business day prior to such quarter plus 1.25% per annum. Weighted average interest rate for the year ended December 31, 2002 was 3.1% per annum. The statements of operations include total interest charges from Continental Airlines, net of capitalized interest, of $13.1 million, $23.4 million and $25.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, and total interest income of $3.6 million, $2.4 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 17 — Subsequent Events (Unaudited)

Capacity Purchase Agreement and Aircraft Purchase Agreement

      We announced on February 12, 2003, that we reached agreements in principle to amend our capacity purchase agreement with Continental Airlines and our regional jet aircraft purchase agreement with Embraer. Under the terms of the proposed amendments, we will modify our scheduled deliveries of Embraer regional jets in 2003 to 36, from our original plan for 48 deliveries, and will take 21 aircraft deliveries in 2004, down from 36. Additionally, we will increase our aircraft deliveries to 21 and eight for 2005 and 2006, up from two and zero for these years, respectively. Continental Airlines proposed the amendment to the capacity purchase agreement in response to continuing weakness and uncertainty in the airline industry. In return for the deferred deliveries, Continental Airlines, among other items, extended ExpressJet’s guarantee as the exclusive provider of regional jet service in the hubs and Continental Airlines’ termination right without cause by one year, to January 1, 2007. These proposed amendments to the capacity purchase agreement and the purchase agreement with Embraer are subject to the execution of satisfactory definitive agreements and the approval by the Board of Directors of Continental Airlines.

Aircraft Leases and Other Commitments

      Based on these proposed amendments to our capacity purchase agreement with Continental Airlines and our regional jet aircraft purchase agreement with Embraer, as announced on February 12, 2003, the estimated aggregate cost of our firm commitments, as discussed in Note 15, will remain at $1.7 billion. However, we expect the purchase of 17 spare engines in connection with the firm order jet aircraft to increase to approximately $46.7 million, from our estimate at December 31, 2002 of $46.6 million. Furthermore, our contractual obligations under our power-by-the-hour contracts with various service providers, as discussed in Note 15, are expected to decrease to approximately $782.5 million, from our original estimate of $798.8 million. We expect to fund these commitments through internally generated funds together with general financings and aircraft financing transactions. However, there can be no assurance that sufficient internal funds or financing will be available for items not covered by firm financing commitments.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Selected Quarterly Financial Data (Unaudited)

      Unaudited summarized financial data by quarter for 2002 and 2001 is as follows (in millions, except per share data):

	Quarter Ended

	March 31	June 30	September 30	December 31

2002
Operating revenue	$265.2	$269.7	$270.1	$284.0
Operating income	35.5	36.4	37.4	38.5
Non-operating income (expense), net	(2.9)	(2.5)	(2.0)	(1.8)
Net income	20.0	20.5	21.5	22.3
Basic and Diluted Earnings per share(a)	$0.37	$0.33	$0.34	$0.35
2001
Operating revenue	$244.9	$260.1	$250.6	$224.9
Operating income	26.7	26.9	26.3	21.1
Non-operating income (expense), net	(5.2)	(6.1)	(6.6)	(3.4)
Net income	12.9	12.6	11.9	10.6
Basic and Diluted Earnings per share(a)	$0.24	$0.23	$0.22	$0.20

(a)	The sum of the four quarterly earnings per share amounts does not agree with the earnings per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters. In addition, basic and diluted earnings per share are computed using the assumed number of shares of our common stock outstanding after the recapitalization. These items do not include approximately 1 million shares of our common stock issuable upon exercise of options outstanding under our 2002 Stock Incentive Plan.

      During the third and fourth quarters of 2001, we recognized $12.1 and $12.8 million, respectively, of compensation under the Stabilization Act.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by Item 10 is included under Item 4A. “Executive Officers of the Company” in Part I of this report, which is incorporated by reference here, as well as, incorporated herein by reference to the information contained under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” as set forth in our definitive proxy statement for our 2003 annual meeting of stockholders.

Item 11.	Executive Compensation

      The information required by Item 11 is incorporated herein by reference to the information under the heading “Compensation of Directors”, “Compensation of Executive Officers”, “Performance Graph” and “Executive Compensation Report of the Human Resources Committee” as set forth in our definitive proxy statement for our 2003 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is incorporated herein by reference to the information under the headings “Securities Authorized for Issuance under Equity Compensation Plans” and “Voting Rights and Principal Stockholders” as set forth in our definitive proxy statement for our 2003 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 is incorporated herein by reference to the information under the heading “Certain Transactions” as set forth in our definitive proxy statement for our 2003 annual meeting of stockholders.

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer of ExpressJet Holdings, Inc. have concluded that the disclosure controls and procedures are effective.

      (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following financial statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

Report of Independent Auditors

Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2002

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2002

Consolidated Statements of Common Stockholders’ Equity for each of the Three Years in the Period Ended December 31, 2002

Notes to Consolidated Financial Statements

      (b) Financial Statement Schedules:

Report of Independent Auditors

Schedule II — Valuation and Qualifying Accounts

      All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

      (c) Reports on Form 8-K:

      The following reports on Form 8-K were filed during the last quarter of 2002:

(i) Report dated October 1, 2002 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing September capacity and traffic performance.

(ii) Report dated October 17, 2002 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release reporting earnings for the third quarter ended September 30, 2002.

(iii) Report dated November 1, 2002 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing October capacity and traffic performance.

(iv) Report dated November 14, 2002 reporting Item 7. “Financial Statements and Exhibits” and Item 9. “Regulation FD Disclosure”. No financial statements were filed with this report, which included exhibits relating the press release announcing pre-payment of $50.0 million in principal on its note payable to Continental Airlines, $92.8 million in expected capital expenditures in 2003 and projected compound average growth rate from 2002 through 2005 in available seat miles, corresponding presentation data of such, and exhibits relating to the presentation provided at the Salomon Smith Barney 2002 Transportation Conference.

(v) Report dated December 2, 2002 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing November capacity and traffic performance.

(vi) Report dated December 6, 2002 reporting Item 9. “Regulation FD Disclosure”. No financial statements were filed with this report, which included information relating to Form 8-Ks filed by Continental Airlines, Inc. and its financial outlook for the remainder of 2002 and 2003. The Form 8-Ks included information regarding Continental Airlines, Inc. estimates for available seat miles growth and load factors for its Continental Express operations.

      (d) Exhibits:

Exhibit
Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-64808) (the “ExpressJet Form S-1”).
3.2*	—	Amended and Restated Bylaws.
4.1	—	Specimen Stock Certificate (incorporated by reference as Exhibit 4.1 To the ExpressJet Form S-1).
4.2	—	Rights Agreement among the Company, Continental Airlines, Inc. and Mellon Investor Services LLC, as Rights Agent, including form of Rights Certificate, updated as of April 1, 2002 (incorporated by reference as Exhibit 4.2 to the Company Form 10-Q for the quarter ended March 31, 2002).
10.1†	—	Amended and Restated Capacity Purchase Agreement among the Company, XJT Holdings, Inc., ExpressJet Airlines, Inc. and Continental Airlines, Inc. (incorporated by reference as Exhibit 10.1 to the ExpressJet Form S-1).
10.2	—	Master Facility and Ground Handling Agreement (incorporated by reference as Exhibit 10.1 to the ExpressJet Form S-1).

Exhibit
Number			Description

10.3		—	Administrative Support and Information Services Provisioning Agreement (incorporated by reference as Exhibit 10.1 to the ExpressJet Form S-1).
10.4		—	Form of Initial Public Offering Agreement (incorporated by reference as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.5		—	Form of Registration Rights Agreement (incorporated by reference as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.6		—	Form of Employee Benefits Separation Agreement (incorporated by. reference as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.7		—	Amended and Restated Tax Agreement (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002).
10.8‡‡		—	2002 Stock Incentive Plan (incorporated by reference as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.8(a)‡‡		—	Form of Employee Stock Option Agreement pursuant to the 2002 Stock Incentive Plan (incorporated by reference as Exhibit 10.8(a) to ExpressJet Form S-1).
10.8(b)‡‡		—	Form of Outside Director Stock Option Agreement pursuant to the 2002 Stock Incentive Plan (incorporated by reference as Exhibit 10.8(b) to ExpressJet Form S-1).
10.9‡‡		—	Employment Agreement between the Company and James B. Ream (incorporated by reference as Exhibit 10.9 to the ExpressJet Form S-1).
10.9(a)‡‡		—	Letter Agreement between the Company, Continental and James B. Ream dated as of April 24, 2002 (incorporated by reference as Exhibit 10.9(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.10‡‡		—	Employment Agreement between the Company and Frederick S. Cromer (incorporated by reference as Exhibit 10.10 to the ExpressJet S-1.
10.10(a)‡	‡	—	Letter Agreement between the Company, Continental and Frederick S. Cromer dated as of April 24, 2002 (incorporated by reference as Exhibit 10.10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.11‡‡		—	Employment Agreement between the Company and Jerry E. Losness (incorporated by reference as Exhibit 10.9 to the ExpressJet Form S-1).
10.11(a)‡	‡	—	Letter Agreement among the Company, Continental and Jerry E. Losness, dated April 24, 2002 (incorporated by reference as Exhibit 10.11(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.12†		—	Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. (“Embraer”) and the Company dated August 5, 1996 relating to the purchase of EMB 145 aircraft (“P.A. 3/96”) (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Embraer’s Form F-1 Registration Statement (No. 333-12220) (the “Embraer F-1”)).
10.12(a)		—	Amendment No. 1 to P.A. 3/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(b)		—	Amendment No. 2 to P.A. 3/96 dated May 22, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(c)†		—	Amendment No. 3 to P.A. 3/96 dated August 20, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(d)†		—	Amendment No. 4 to P.A. 3/96 dated October 1, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(e)†		—	Amendment No. 5 to P.A. 3/96 dated November 12, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(f)†		—	Amendment No. 6 to P.A. 3/96 dated August 19, 1998 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(g)†		—	Amendment No. 7 to P.A. 3/96 dated February 19, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

Exhibit
Number		Description

10.12(h)†	—	Amendment No. 8 to P.A. 3/96 dated March 31, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(i)†	—	Amendment No. 9 to P.A. 3/96 dated October 29, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(j)†	—	Amendment No. 10 to P.A. 3/96 dated October 20, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(k)†	—	Amendment No. 11 to P.A. 3/96 dated December 15, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(l)†	—	Amendment No. 12 to P.A. 3/96 dated February 18, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(m)†	—	Amendment No. 13 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(n)†	—	Amendment No. 14 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(o)†	—	Amendment No. 15 to P.A. 3/96 dated July 25, 2000 (incorporated by reference to Exhibit 10.33(o) to the Annual Report on Form 10-K for the year ended December 31, 2001 filed by Continental Airlines, Inc. (the “Continental 2000 10-K”)).
10.12(p)†	—	Amendment No. 16 to P.A. 3/96 dated July 24, 2000 (incorporated by reference to Exhibit 10.33(p) to the Continental 2000 10-K).
10.12(q)†	—	Amendment No. 17 to P.A. 3/96 dated November 7, 2000 (incorporated by reference to Exhibit 10.33(q) to the Continental 2000 10-K).
10.12(r)†	—	Amendment No. 18 to P.A. 3/96 dated November 17, 2000 (incorporated by reference to Exhibit 10.33(r) to the Continental 2000 10-K).
10.12(s)†	—	Amendment No. 19 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(s)) to the Annual Report on Form 10-K for the year ended December 31, 2001 filed by Continental Airlines, Inc. (the “Continental 2001 10-K”).
10.12(t)†	—	Amendment No. 20 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(t) to the Continental 2001 10-K).
10.12(u)†	—	Amendment No. 21 to P.A. 3/96 dated October 10, 2001 (incorporated by reference to Exhibit 10.35(u) to the Continental 2001 10-K).
10.12(v)†	—	Amendment No. 22 to P.A. 3/96 dated January 24, 2002 (incorporated by reference to Exhibit 10.35(v) to the Continental 2001 10-K).
10.12(w)†	—	Amendment No. 23 to P.A. 3/96 dated February 28, 2002 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (the “Continental 10-Q”)).
10.12(x)†	—	Amendment No. 24 to P.A. 3/96 dated March 28, 2002 (incorporated by reference to Exhibit 10.7 to the Continental 10-Q).
10.13†	—	Letter Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and the Company (“L.A. 4/96”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.13(a)	—	Amendment No. 1 to L.A. 4/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.34(a) to the Continental 2000 10-K).
10.13(b)†	—	Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated July 24, 2000 between Embraer and the Company (incorporated by reference to Exhibit 10.34(b) to the Continental 2000 10-K).
10.13(c)†	—	Amendment No. 3 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated January 24, 2002 between Embraer and ExpressJet (incorporated by reference to Exhibit 10.36(c) to the Continental 2001 10-K).
10.14†	—	Letter Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental Airlines, the Company and Embraer (“L.A. 4A/96”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1).

Exhibit
Number		Description

10.15†	—	Letter Agreement DCT 059/2000 dated October 27, 2000 between the Company and Embraer (incorporated by reference to Exhibit 10.36 to the Continental 2000 10-K).
10.16†	—	Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and the Company (“P.A. 54/98”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(a)†	—	Amendment No. 1 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(b)†	—	Amendment No. 2 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(c)†	—	Amendment No. 3 to P.A. 54/98 dated October 21, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(d)	—	Amendment No. 4 to P.A. 54/98 dated January 31, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(e)†	—	Amendment No. 5 to P.A. 54/98 dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(f)†	—	Amendment No. 6 to P.A. 54/98 dated April 17, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(g)†	—	Amendment No. 7 to P.A. 54/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.37(g) to the Continental 2000 10-K).
10.16(h)†	—	Amendment No. 8 to P.A. 54/98 dated November 7, 2000 (incorporated by reference to Exhibit 10.37(h) to the Continental 2000 10-K).
10.16(i)†	—	Amendment No. 9 to P.A. 54/98 dated September 20, 2000 (incorporated by reference to Exhibit 10.37(i) to the Continental 2000 10-K).
10.16(j)†	—	Amendment No. 10 to P.A. 54/98 dated November 17, 2000 (incorporated by reference to Exhibit 10.37(j) to the Continental 2000 10-K).
10.16(k)†	—	Amendment No. 11 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(k) to the Continental 2001 10-K).
10.16(l)†	—	Amendment No. 12 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(l) to the Continental 2001 10-K).
10.16(m)†	—	Amendment No. 13 to P.A. 54/98 dated October 10, 2001 (incorporated by reference to Exhibit 10.39(m) to the Continental 2001 10-K).
10.16(n)†	—	Amendment No. 14 to P.A. 54/98 dated January 24, 2002 (incorporated by reference to Exhibit 10.39(n) to the Continental 2001 10-K).
10.17†	—	Letter of Agreement DCT-055/98 dated December 23, 1998 between the Company and Embraer (“L.A. 55/98”) (incorporated by reference to Exhibit 10.38 to the Continental 2000 10-K).
10.17(a)†	—	Amendment No. 1 to L.A. 55/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.38(a) to the Continental 2000 10-K).
10.18†	—	EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental Airlines, the Company and Embraer (“L.A. 135”) (incorporated by reference to Exhibit 10.39 to the Continental 2000 10-K).
10.18(a)†	—	Amendment No. 1 to L.A. 135 (incorporated by reference to Exhibit 10.39(a) to the Continental 2000 10-K).
10.18(b)†	—	Amendment No. 2 to L.A. 135 (incorporated by reference to Exhibit 10.39(b) to the Continental 2000 10-K).
10.18(c)†	—	Amendment No. 3 to L.A. 135 dated October 27, 2000 (incorporated by reference to Exhibit 10.39(c) to the Continental 2000 10-K).
10.19†	—	Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and the Company (incorporated by reference to Exhibit 10.40 to the Continental 2000 10-K).
10.20*	—	Promissory Note, dated as of March 31, 2001, between Continental Express, Inc. and Continental Airlines, Inc., as amended and restated

Exhibit
Number		Description

10.21*‡‡	—	Employment Agreement between the Company and John F. Wombwell.
10.22†	—	Amendment No. 25 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. (“Embraer”) and ExpressJet Airlines, Inc. dated July 9, 2002 relating to the purchase of EMB 145 aircraft (incorporated by reference as Exhibit 10.22 to the Company’s Form 10-Q for the quarter ended September 30, 2002).
10.23†	—	Amendment No. 26 to Purchase Agreement No. GPJ-003/96 between Embraer and ExpressJet Airlines, Inc., dated August 30, 2002 relating to the purchase of EMB 145 aircraft (incorporated by reference as Exhibit 10.23 to the Company’s 10-Q for the quarter ended September 30, 2002).
10.24*††	—	Amendment No. 27 to Purchase Agreement No. GPJ-003/96 between Embraer and ExpressJet Airlines, Inc., dated December 27, 2002 relating to the purchase of EMB 145 aircraft.
10.25*‡‡	—	Supplemental Retirement Plan.
10.26*‡‡	—	Management Bonus Plan.
21.1*	—	Subsidiaries of the Company.
23.1*	—	Consent of Ernst & Young LLP.
24.1*	—	Powers of Attorney.
99.1*	—	Section 906 Certification of Periodic Financial Reports by Chief Executive Officer.
99.2*	—	Section 906 Certification of Periodic Financial Reports by Chief Financial Officer.

*	Filed herewith.

†	The SEC has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.

††	The Company has applied to the SEC for confidential treatment for portions of this exhibit.

‡‡	Indicates a management contract or compensatory plan or arrangement in which any director or any executive officer participates.

REPORT OF INDEPENDENT AUDITORS

      We have audited the consolidated financial statements of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated January 14, 2003 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas

January 14, 2003

EXPRESSJET HOLDINGS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2000, 2001 and 2002
(In thousands)

			Deferred Tax Asset
	Allowance for	Allowance for	Valuation
	Doubtful Receivables	Obsolescence	Allowance(1)

Balance, December 31, 1999	$30	$9,101	$—
Additions charged to expense	85	4,707	—
Deductions from reserve	(85)	(961)	—
Other	—	(130)	—

Balance, December 31, 2000	30	12,717	—
Additions charged to expense	114	4,660	—
Deductions from reserve	(114)	(1,485)	—
Other	—	(2,334)	—

Balance, December 31, 2001	30	13,558	—
Additions charged to expense	105	4,000	—
Deductions from reserve	(78)	(718)	—
Other	—	(120)	384,514

Balance, December 31, 2002	$57	$16,720	$384,514

(1)	Valuation allowance includes net tax agreement obligation to Continental Airlines.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESSJET HOLDINGS, INC.
(Registrant)

By:	/s/ FREDERICK S. CROMER

Frederick S. Cromer
Vice President and Chief Financial Officer

Date: February 14, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2003.

Signature	Capacity

/s/ JAMES B. REAM James B. Ream	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ FREDERICK S. CROMER Frederick S. Cromer	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PHUNG NGO-BURNS Phung Ngo-Burns	Senior Director and Controller (Principal Accounting Officer)

/s/ GORDON M. BETHUNE* Gordon M. Bethune	Director

/s/ JANET M. CLARKE* Janet M. Clarke	Director

/s/ KIM A. FADEL* Kim A. Fadel	Director

/s/ LAWRENCE W. KELLNER* Lawrence W. Kellner	Director

/s/ C.D. MCLEAN* C.D. McLean	Director

/s/ THOMAS E. SCHICK* Thomas E. Schick	Director

Signature	Capacity

/s/ L.E. SIMMONS* L.E. Simmons	Director

/s/ JEFFERY A. SMISEK* Jeffery A. Smisek	Director

*By:	/s/ JOHN F. WOMBWELL

John F. Wombwell, Vice President
Pursuant to a Power-of-Attorney
dated February 12, 2003.
February 14, 2003

CERTIFICATIONS

      I, James B. Ream, certify that:

1.	I have reviewed this annual report on Form 10-K of ExpressJet Holdings, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual a) report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ JAMES B. REAM -------------------------------------------- James B. Ream President and Chief Executive Officer

      I, Frederick S. Cromer, certify that:

1.	I have reviewed this annual report on Form 10-K of ExpressJet Holdings, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ FREDERICK S. CROMER -------------------------------------------- Frederick S. Cromer Vice President and Chief Financial Officer

INDEX TO EXHIBITS

OF EXPRESSJET HOLDINGS, INC.

Exhibit
Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-64808) (the “ExpressJet Form S-1”).
3.2*	—	Amended and Restated Bylaws.
4.1	—	Specimen Stock Certificate (incorporated by reference as Exhibit 4.1 To the ExpressJet Form S-1).
4.2	—	Rights Agreement among the Company, Continental Airlines, Inc. and Mellon Investor Services LLC, as Rights Agent, including form of Rights Certificate, updated as of April 1, 2002 (incorporated by reference as Exhibit 4.2 to the Company Form 10-Q for the quarter ended March 31, 2002).
10.1†	—	Amended and Restated Capacity Purchase Agreement among the Company, XJT Holdings, Inc., ExpressJet Airlines, Inc. and Continental Airlines, Inc. (incorporated by reference as Exhibit 10.1 to the ExpressJet Form S-1).
10.2	—	Master Facility and Ground Handling Agreement (incorporated by reference as Exhibit 10.1 to the ExpressJet Form S-1).
10.3	—	Administrative Support and Information Services Provisioning Agreement (incorporated by reference as Exhibit 10.1 to the ExpressJet Form S-1).
10.4	—	Form of Initial Public Offering Agreement (incorporated by reference as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.5	—	Form of Registration Rights Agreement (incorporated by reference as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.6	—	Form of Employee Benefits Separation Agreement (incorporated by. reference as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.7	—	Amended and Restated Tax Agreement (incorporated by reference as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2002).
10.8‡‡	—	2002 Stock Incentive Plan (incorporated by reference as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.8(a)‡‡	—	Form of Employee Stock Option Agreement pursuant to the 2002 Stock Incentive Plan (incorporated by reference as Exhibit 10.8(a) to ExpressJet Form S-1).
10.8(b)‡‡	—	Form of Outside Director Stock Option Agreement pursuant to the 2002 Stock Incentive Plan (incorporated by reference as Exhibit 10.8(b) to ExpressJet Form S-1).
10.9‡‡	—	Employment Agreement between the Company and James B. Ream (incorporated by reference as Exhibit 10.9 to the ExpressJet Form S-1).
10.9(a)‡‡	—	Letter Agreement between the Company, Continental and James B. Ream dated as of April 24, 2002 (incorporated by reference as Exhibit 10.9(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.10‡‡	—	Employment Agreement between the Company and Frederick S. Cromer (incorporated by reference as Exhibit 10.10 to the ExpressJet S-1.
10.10(a)‡‡	—	Letter Agreement between the Company, Continental and Frederick S. Cromer dated as of April 24, 2002 (incorporated by reference as Exhibit 10.10(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002).
10.11‡‡	—	Employment Agreement between the Company and Jerry E. Losness (incorporated by reference as Exhibit 10.9 to the ExpressJet Form S-1).
10.11(a)‡‡	—	Letter Agreement among the Company, Continental and Jerry E. Losness, dated April 24, 2002 (incorporated by reference as Exhibit 10.11(a) to the Company’s Form 10-Q for the quarter ended March 31, 2002).

Exhibit
Number		Description

10.12†	—	Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. (“Embraer”) and the Company dated August 5, 1996 relating to the purchase of EMB 145 aircraft (“P.A. 3/96”) (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Embraer’s Form F-1 Registration Statement (No. 333-12220) (the “Embraer F-1”)).
10.12(a)	—	Amendment No. 1 to P.A. 3/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(b)	—	Amendment No. 2 to P.A. 3/96 dated May 22, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(c)†	—	Amendment No. 3 to P.A. 3/96 dated August 20, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(d)†	—	Amendment No. 4 to P.A. 3/96 dated October 1, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(e)†	—	Amendment No. 5 to P.A. 3/96 dated November 12, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(f)†	—	Amendment No. 6 to P.A. 3/96 dated August 19, 1998 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(g)†	—	Amendment No. 7 to P.A. 3/96 dated February 19, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(h)†	—	Amendment No. 8 to P.A. 3/96 dated March 31, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(i)†	—	Amendment No. 9 to P.A. 3/96 dated October 29, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(j)†	—	Amendment No. 10 to P.A. 3/96 dated October 20, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(k)†	—	Amendment No. 11 to P.A. 3/96 dated December 15, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(l)†	—	Amendment No. 12 to P.A. 3/96 dated February 18, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(m)†	—	Amendment No. 13 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(n)†	—	Amendment No. 14 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.12(o)†	—	Amendment No. 15 to P.A. 3/96 dated July 25, 2000 (incorporated by reference to Exhibit 10.33(o) to the Annual Report on Form 10-K for the year ended December 31, 2001 filed by Continental Airlines, Inc. (the “Continental 2000 10-K”)).
10.12(p)†	—	Amendment No. 16 to P.A. 3/96 dated July 24, 2000 (incorporated by reference to Exhibit 10.33(p) to the Continental 2000 10-K).
10.12(q)†	—	Amendment No. 17 to P.A. 3/96 dated November 7, 2000 (incorporated by reference to Exhibit 10.33(q) to the Continental 2000 10-K).
10.12(r)†	—	Amendment No. 18 to P.A. 3/96 dated November 17, 2000 (incorporated by reference to Exhibit 10.33(r) to the Continental 2000 10-K).
10.12(s)†	—	Amendment No. 19 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(s)) to the Annual Report on Form 10-K for the year ended December 31, 2001 filed by Continental Airlines, Inc. (the “Continental 2001 10-K”).
10.12(t)†	—	Amendment No. 20 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(t) to the Continental 2001 10-K).
10.12(u)†	—	Amendment No. 21 to P.A. 3/96 dated October 10, 2001 (incorporated by reference to Exhibit 10.35(u) to the Continental 2001 10-K).

Exhibit
Number		Description

10.12(v)†	—	Amendment No. 22 to P.A. 3/96 dated January 24, 2002 (incorporated by reference to Exhibit 10.35(v) to the Continental 2001 10-K).
10.12(w)†	—	Amendment No. 23 to P.A. 3/96 dated February 28, 2002 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (the “Continental 10-Q”)).
10.12(x)†	—	Amendment No. 24 to P.A. 3/96 dated March 28, 2002 (incorporated by reference to Exhibit 10.7 to the Continental 10-Q).
10.13†	—	Letter Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and the Company (“L.A. 4/96”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.13(a)	—	Amendment No. 1 to L.A. 4/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.34(a) to the Continental 2000 10-K).
10.13(b)†	—	Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated July 24, 2000 between Embraer and the Company (incorporated by reference to Exhibit 10.34(b) to the Continental 2000 10-K).
10.13(c)†	—	Amendment No. 3 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated January 24, 2002 between Embraer and ExpressJet (incorporated by reference to Exhibit 10.36(c) to the Continental 2001 10-K).
10.14†	—	Letter Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental Airlines, the Company and Embraer (“L.A. 4A/96”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.15†	—	Letter Agreement DCT 059/2000 dated October 27, 2000 between the Company and Embraer (incorporated by reference to Exhibit 10.36 to the Continental 2000 10-K).
10.16†	—	Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and the Company (“P.A. 54/98”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(a)†	—	Amendment No. 1 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(b)†	—	Amendment No. 2 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(c)†	—	Amendment No. 3 to P.A. 54/98 dated October 21, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(d)	—	Amendment No. 4 to P.A. 54/98 dated January 31, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(e)†	—	Amendment No. 5 to P.A. 54/98 dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(f)†	—	Amendment No. 6 to P.A. 54/98 dated April 17, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16(g)†	—	Amendment No. 7 to P.A. 54/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.37(g) to the Continental 2000 10-K).
10.16(h)†	—	Amendment No. 8 to P.A. 54/98 dated November 7, 2000 (incorporated by reference to Exhibit 10.37(h) to the Continental 2000 10-K).
10.16(i)†	—	Amendment No. 9 to P.A. 54/98 dated September 20, 2000 (incorporated by reference to Exhibit 10.37(i) to the Continental 2000 10-K).
10.16(j)†	—	Amendment No. 10 to P.A. 54/98 dated November 17, 2000 (incorporated by reference to Exhibit 10.37(j) to the Continental 2000 10-K).
10.16(k)†	—	Amendment No. 11 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(k) to the Continental 2001 10-K).
10.16(l)†	—	Amendment No. 12 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(l) to the Continental 2001 10-K).

Exhibit
Number		Description

10.16(m)†	—	Amendment No. 13 to P.A. 54/98 dated October 10, 2001 (incorporated by reference to Exhibit 10.39(m) to the Continental 2001 10-K).
10.16(n)†	—	Amendment No. 14 to P.A. 54/98 dated January 24, 2002 (incorporated by reference to Exhibit 10.39(n) to the Continental 2001 10-K).
10.17†	—	Letter of Agreement DCT-055/98 dated December 23, 1998 between the Company and Embraer (“L.A. 55/98”) (incorporated by reference to Exhibit 10.38 to the Continental 2000 10-K).
10.17(a)†	—	Amendment No. 1 to L.A. 55/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.38(a) to the Continental 2000 10-K).
10.18†	—	EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental Airlines, the Company and Embraer (“L.A. 135”) (incorporated by reference to Exhibit 10.39 to the Continental 2000 10-K).
10.18(a)†	—	Amendment No. 1 to L.A. 135 (incorporated by reference to Exhibit 10.39(a) to the Continental 2000 10-K).
10.18(b)†	—	Amendment No. 2 to L.A. 135 (incorporated by reference to Exhibit 10.39(b) to the Continental 2000 10-K).
10.18(c)†	—	Amendment No. 3 to L.A. 135 dated October 27, 2000 (incorporated by reference to Exhibit 10.39(c) to the Continental 2000 10-K).
10.19†	—	Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and the Company (incorporated by reference to Exhibit 10.40 to the Continental 2000 10-K).
10.20*	—	Promissory Note, dated as of March 31, 2001, between Continental Express, Inc. and Continental Airlines, Inc., as amended and restated
10.21*‡‡	—	Employment Agreement between the Company and John F. Wombwell.
10.22†	—	Amendment No. 25 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. (“Embraer”) and ExpressJet Airlines, Inc. dated July 9, 2002 relating to the purchase of EMB 145 aircraft (incorporated by reference as Exhibit 10.22 to the Company’s Form 10-Q for the quarter ended September 30, 2002).
10.23†	—	Amendment No. 26 to Purchase Agreement No. GPJ-003/96 between Embraer and ExpressJet Airlines, Inc., dated August 30, 2002 relating to the purchase of EMB 145 aircraft (incorporated by reference as Exhibit 10.23 to the Company’s 10-Q for the quarter ended September 30, 2002).
10.24*††	—	Amendment No. 27 to Purchase Agreement No. GPJ-003/96 between Embraer and ExpressJet Airlines, Inc., dated December 27, 2002 relating to the purchase of EMB 145 aircraft.
10.25*‡‡	—	Supplemental Retirement Plan.
10.26*‡‡	—	Management Bonus Plan.
21.1*	—	Subsidiaries of the Company.
23.1*	—	Consent of Ernst & Young LLP.
24.1*	—	Powers of Attorney.
99.1*	—	Section 906 Certification of Periodic Financial Reports by Chief Executive Officer.
99.2*	—	Section 906 Certification of Periodic Financial Reports by Chief Financial Officer.

*	Filed herewith.

†	The SEC has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.

††	The Company has applied to the SEC for confidential treatment for portions of this exhibit.

‡‡	Indicates a management contract or compensatory plan or arrangement in which any director or any executive officer participates.