Form 10-Q
period 2003-03-31
EXPRESSJET HOLDINGS INC
filed 2003-04-23
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
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

As of April 21, 2003, 64,000,000 shares of common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

EXPRESSJET HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,

	2003	2002

Operating Revenue................................................	$306,562	$265,245

Operating Expenses:
Wages, salaries and related costs.....................	66,492	58,905
Aircraft rentals.................................................	57,449	46,763
Aircraft fuel......................................................	30,403	22,230
Maintenance, materials and repairs....................	29,912	24,453
Other rentals and landing fees...........................	23,534	22,502
Ground handling...............................................	20,206	17,704
Depreciation and amortization...........................	4,795	7,914
Outside services..............................................	9,499	6,398
Hull and war risk related insurance.....................	1,014	4,344
Other operating expenses.................................	19,896	18,487

	263,200	229,700

Operating Income..................................................	43,362	35,545

Nonoperating Income (Expense):
Interest expense, net........................................	(2,220)	(4,430)
Interest income................................................	459	1,090
Capitalized interest...........................................	245	344
Other, net........................................................	(1)	100

	(1,517)	(2,896)

Income before Income Taxes and Dividends.............	41,845	32,649
Income Tax Expense.............................................	16,093	12,615

Income before Dividends........................................	25,752	20,034

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary....................................................	(175)	-

Net Income...........................................................	$25,577	$20,034

Basic and Diluted Earnings per Common Share.......	$0.40	$0.37

Shared Used in Computing Basic and Diluted Earnings per Common Share.............................	64,000	54,000

EXPRESSJET HOLDINGS, INC.,AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31,	December 31,
	2003	2002

	(Unaudited)
Current Assets:
Cash and cash equivalents.........................	$144,418	$120,930
Accounts receivable, net............................	2,506	1,526
Amounts due from Continental Airlines, Inc.	8,988	17,419
Spare parts and supplies, net.....................	25,355	26,842
Prepayments and other..............................	10,551	10,775
Deferred income taxes...............................	-	2,299

Total Current Assets...............................	191,818	179,791

Property and Equipment:
Owned property and equipment:
Flight equipment.....................................	198,887	188,366
Other.....................................................	91,688	89,859

	290,575	278,225
Less: Accumulated depreciation.............	(71,863)	(68,130)

	218,712	210,095

Capital Leases:
Flight equipment.....................................	10,643	10,643
Other.....................................................	4,358	4,358

	15,001	15,001
Less: Accumulated amortization.............	(2,782)	(2,518)

	12,219	12,483

Total Property and Equipment..................	230,931	222,578

Deferred Income Taxes...................................	627	8,835
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net.............	12,789	12,789
Airport Operating Rights, net...........................	4,631	4,693
Note Receivable.............................................	5,000	5,000
Other Assets, net...........................................	454	462

Total Assets..........................................	$446,250	$434,148

(continued on next page)

EXPRESSJET HOLDINGS, INC.,AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	March 31,	Dec 31,
STOCKHOLDERS' EQUITY	2003	2002

	(Unaudited)
Current Liabilities:
Current maturities of note payable to Continental Airlines, Inc..........................	$74,380	$73,551
Current maturities of capital leases.............	2,213	2,174
Accounts payable.....................................	7,296	8,153
Accrued payroll and related costs...............	30,615	18,260
Accrued other liabilities..............................	41,344	45,648
Deferred income taxes...............................	5,586	-

Total Current Liabilities...........................	161,434	147,786

Note Payable to Continental Airlines, Inc..........	225,132	251,961

Capital Leases...............................................	3,826	4,394

Other Long Term Liabilities..............................	9,977	9,705

Mandatorily Redeemable Preferred Stock of Subsidiary................................................	5,000	5,000

Stockholders’ Equity:
Special Voting Preferred stock - $.01 par, one share authorized, issued, and outstanding............................................	-	-
Preferred stock - $.01 par, one share authorized, issued, and outstanding.........	-	-
Common stock - $.01 par, 200,000,000 shares authorized, 64,000,000 shares issued and outstanding...........................	640	640
Additional paid-in capital............................	159,743	159,743
Accumulated deficit...................................	(119,502)	(145,081)

Total Stockholders’ Equity......................	40,881	15,302

Total Liabilities and Stockholders’ Equity..	$446,250	$434,148

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.,AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2003	2002

Net Cash Flows from Operating Activities............................	$63,603	$29,043

Cash Flows from Investing Activities:
Capital expenditures....................................................	(13,754)	(12,077)
Proceeds from the transfer of flight equipment to Continental Airlines, Inc. ...........................................	326	10,697
Proceeds from disposition of equipment.........................	17	664

Net cash used in investing activities...........................	(13,411)	(716)

Cash Flows from Financing Activities:
Payments on note payable to Continental Airlines, Inc....	(26,000)	-
Payments on capital lease obligations...........................	(529)	(493)
Dividends paid on mandatorily redeemable preferred stock…………………………………………………………	(175)	-

Net used in financing activities...................................	(26,704)	(493)

Net Increase in Cash and Cash Equivalents........................	23,488	27,834

Cash and Cash Equivalents – Beginning of Period...............	120,930	71,877

Cash and Cash Equivalents – End of Period........................	$144,418	$99,711

Supplemental Cash Flow Information:
Interest paid................................................................	$2,220	$4,430
Income taxes paid.......................................................	$29	$11,481

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.,AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

            We are a regional U.S. air carrier engaged in the business of transporting passengers, cargo and mail.  Our sole asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as Continental Express (together, "ExpressJet", "we", "us" and "our").  We are economically dependent upon Continental Airlines, Inc. (“Continental”) for our operations and cash flows as all of our flying is currently performed on behalf of Continental pursuant to a capacity purchase agreement, and substantially all of our revenue is received under that agreement.  In addition, this capacity purchase agreement covers all of our existing fleet and all of our regional jets currently subject to firm aircraft orders.  Continental owns 53.1% of our outstanding common stock and one share of our series of preferred stock called special voting preferred stock; therefore, Continental has elected five directors to our board of directors (“Board”), and thus can indirectly influence many of our corporate decisions.

            We have prepared the quarterly consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Some required information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations.  In the Company’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position as of March 31, 2003 and the results of our operations and our cash flows for the periods ended March 31, 2003 and 2002.  These adjustments are of a normal, recurring nature.  All intercompany transactions have been eliminated in consolidation.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).  The results of operations for the three-month periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

            Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three months ended March 31, 2003.

Note 1 – Aircraft Purchase Agreement and Capacity Purchase Agreement

           As of March 31, 2003, we had firm commitments of 74 Empresa Brasileira de Aeronautica S.A. (“Embraer”)regional jets with an estimated aggregate cost of $1.5 billion and options to purchase an additional 100 Embraer regional jets exercisable through 2008.  Effective February 26, 2003, we amended our aircraft purchase agreement with Embraer to slow the pace of regional jet deliveries.  Under the amendment, we modified our scheduled deliveries in 2003 to 36 (12 of which were delivered in the first quarter of 2003), from our original plan for 48 deliveries.  Additionally, we will take 21 aircraft deliveries in 2004, down from 36, and increase our aircraft deliveries to 21 and eight for 2005 and 2006, up from two and zero for these years, respectively.  We do not have any obligation to take any of these firm aircraft that are not financed by a third party and leased either to Continental or us.

           We currently derive substantially all of our revenue under a capacity purchase agreement with Continental. Under this agreement, we operate flights on behalf of Continental, which controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  As a result, we are entitled to receive a payment for each scheduled block hour calculated using our negotiated price that will remain in place through December 31, 2004.  Effective March 27, 2003, in connection with the amendment to the aircraft purchase agreement we amended our capacity purchase agreement with Continental to extend by one year the first date on which they may exercise their right to terminate the capacity purchase agreement without cause to January 1, 2007.  The amendment also extended by one year our exclusivity as Continental’s sole provider of regional jet service in their hubs to December 31, 2006.

           These amendments did not have an impact on our results of operations during the first three months ended March 31, 2003, as the change in the delivery schedule will begin in July 2003.

Note 2 – Stock Plans and Awards

           We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Under APB 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  Since our stock options have all been granted with exercise prices at fair value, no compensation expense has been recognized under APB 25.

           The following table illustrates the effect on net income and earnings per share assuming the compensation costs for our stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standard No. 123 – “Accounting for Stock-Based Compensation” for the three months ended March 31, 2003 and 2002 (in thousands, except for per share data):

	Three Months Ended March 31,

	2003	2002

Net income as reported................................................	$25,577	$20,034
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net .....................................................	(558)	(146)

Pro forma....................................................................	$25,019	$19,888

Basic earnings per share
As reported ................................................................	$0.40	$0.37
Pro forma....................................................................	$0.39	$0.37

Diluted earnings per share
As reported ................................................................	$0.40	$0.37
Pro forma....................................................................	$0.39	$0.37

            The pro forma effect on net income per share is not representative of the pro forma effects in future years.

Note 3 – Commitments and Contingencies

Purchase Commitments

            As shown in the following table, our aircraft fleet consisted of 200 regional jets at March 31, 2003.  Our aircraft purchase orders and options as of March 31, 2003 are also shown below.

Type	Total Aircraft	Leased	Firm Orders	Options	Seats in Standard Configuration

Regional Jets:
ERJ-145XR...............	30	30	74	100	50
ERJ-145...................	140	140	-	-	50
ERJ-135...................	30	30	-	-	37

Total......................	200	200	74	100

            We anticipate taking delivery of 36 Embraer regional jet aircraft in 2003 (12 of which were delivered during the three months ended March 31, 2003) and the remainder of our 74 firm orders through the second quarter of 2006.

            As of March 31, 2003, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $1.5 billion.  In addition, as of March 31, 2003, we expect to purchase up to 15 spare engines for approximately $41.4 million.  These spare engines are deliverable through the second quarter of 2006.  We also have options to purchase an additional 100 Embraer regional jets.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  Furthermore, we currently do not have any financing in place for the 15 spare engines and would have no obligation to acquire the spare engines if for any reason the firm order aircraft are not delivered to us.

General Guarantees and Indemnifications

            We are parties to many contracts, in which it is common for us to agree to indemnify third parties for liabilities that arise out of or relate to the subject matter of the contract.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect that we would be covered by insurance for any such liabilities, subject to deductibles.

Note 4 – Note Payable to Continental

            Our quarterly payment for principal and interest is $27.9 million scheduled to commence on June 30, 2003 through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full.  During fourth quarter 2002, we accelerated $4.2 million of our June 30, 2003 payment and during first quarter 2003, we accelerated $26.0 million of our September 30, 2003 payment to further reduce our note payable to Continental to $299.5 million at March 31, 2003.

            Based on the forward three-month London interbank offered rate on March 31, 2003 plus 1.25% per annum and our current principal balance, maturities of our note payable to Continental due before December 31, 2003 and over the next three years are as follows (in millions):

April 1, 2003 through December 31, 2003.....................................	$48.0
Year ending December 31,
2004..........................................................................................	$105.1
2005..........................................................................................	$107.2
2006..........................................................................................	$39.2

            The note payable to Continental is an unsecured general obligation of our company and is subordinated in right of payment to all future senior indebtedness to our company.

Note 5 – Income Taxes

            At December 31, 2002, we had federal net operating loss carryforwards of approximately $105.2 million, which expire between 2004 and 2020.

            In conjunction with our initial public offering (“IPO”) completed on April 23, 2002, the tax basis of our tangible and intangible assets was increased to fair value.  The increased tax basis should result in additional tax deductions being available to us over a period of 15 years. In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we will be required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. We will be required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third. However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date. Since these future payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax accounts, and the portion we may retain in the future is offset by a valuation allowance.  This valuation allowance and the long-term portion of the obligation to Continental offsets the step-up in basis of assets in our long-term deferred tax asset account.

            Our tax agreement with Continental provides that Continental will reimburse us for any net increase in our cash tax payments resulting from any decreased availability of net operating loss carryovers related to the basis increase at the time our payment occurs. The resulting receivable and/or payable with Continental related to the impact on net operating losses resulting from the basis increase is recorded within the deferred tax accounts since its performance is dependent on our ability to generate taxable income.

            No valuation allowance was established on our net operating loss carryforwards, or on our receivable from Continental for reimbursing carryforward losses utilized resulting from the basis increase, because we believe our taxable income will be sufficient to utilize substantially all of these assets within the next two years.

            We believe that our IPO created a change in ownership limitation on the utilization of our carryforward tax attributes, primarily net operating losses. This limitation, under Section 382 of the Internal Revenue Code, will limit our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year. We do not expect this limitation to have any impact on our financial condition.

            Our tax agreement with Continental increases our exposure to Continental’s financial health.  If it is determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes and/or penalties, then we could be adversely affected if Continental were insolvent, bankrupt, or otherwise unable to pay us under its indemnification for these amounts.

Note 6 - Other

            Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“Interpretation 45”), will significantly change current practice in the accounting for, and disclosure of, guarantees.  Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Interpretation 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued.  Interpretation 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We adopted Interpretation 45 effective January 1, 2003, which did not have a material impact on our results of operations or financial position.

            In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (Interpretation 46”).  The objective of Interpretation 46 is to improve financial reporting by companies involved with variable interest entities.  Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity's residual returns or both.  The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this statement did not have a material impact on our results of operations or financial position as we do not have activities with any entities that would fall under this interpretation at this time.

Note 7 – Subsequent Event

            On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriation Act 2003 (“Wartime Act”), which was included as part of a larger bill to fund the war in Iraq.  Highlights of the Wartime Act affecting us are as follows:

$2.3 billion for reimbursement of airline security fees that have been paid or collected as of date of enactment.  This means reimbursement for fees paid in the past as well as prospective relief from June 1 to September 30, 2003.  Reimbursement is expected to be paid within 30 days of date of enactment;

$100 million to reimburse carriers for installing fortified flight deck doors;
Aviation war risk insurance is extended for one year to August 2004; and
Reimbursements for fees paid in the past under this Wartime Act will be distributed as a lump sum payment and made no later than 30 days after April 16, 2003.

            We believe the impact of these reimbursements will be immaterial to our results of operations, as all reimbursement for expenses received under this relief package represent fully reconciled costs under the capacity purchase agreement.  For detailed discussion of these costs, please see Note 2, “Capacity Purchase Agreement with Continental Airlines”, in Item 8 of the 2002 10-K.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  ExpressJet Holdings, Inc. and its wholly owned subsidiaries, XJT Holdings, Inc., and ExpressJet Airlines, Inc., which operates as Continental Express (together "ExpressJet", "we", "us" and "our"), rely on the safe harbor of the act in making such disclosures.  Statements regarding our future operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to: our dependence on our capacity purchase agreement with Continental Airlines, Inc. (“Continental”); our dependence on Continental’s financial and operational strength; the costs and other effects of enhanced security measures and other possible FAA requirements; labor costs and relations, including the results of union contract negotiations; flight disruptions as a result of operational matters; deliveries of additional aircraft; our ability to implement our growth strategy; our high leverage; certain tax matters; competition and industry conditions; and the seasonal nature of the airline business.  Additional information concerning risk factors that could cause our actual results to differ materially from those in the forward-looking statements are described in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).  The statements in this Quarterly Report on Form 10-Q are made as of April 23, 2003, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this filing.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our filings with the Securities and Exchange Commission (“SEC”) are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

RESULTS OF OPERATIONS

            The following table sets forth information regarding our operating expense components.  Individual operating expense components are expressed as a percentage of our total operating revenues and as cents per available seat mile (“ASM”).

	Three Months Ended March 31,

	2003			2002

		Percent	Cents		Percent	Cents
		of	per		of	Per
	Amount	Revenue	ASM	Amount	Revenue	ASM

Wages, salaries and related costs …………..	$66,492	21.7%	3.76	$58,905	22.2%	4.14
Aircraft rentals ……………………………….…	57,449	18.7%	3.25	46,763	17.6%	3.28
Aircraft fuel ……………………………………..	30,403	9.9%	1.72	22,230	8.4%	1.56
Maintenance, materials and repairs……….…	29,912	9.8%	1.69	24,453	9.2%	1.72
Other rentals and landing fee…………………	23,534	7.7%	1.33	22,502	8.5%	1.58
Ground handling …………………………….…	20,206	6.6%	1.14	17,704	6.7%	1.24
Depreciation and amortization …………….…	4,795	1.6%	0.27	7,914	3.0%	0.56
Outside services …………………………….…	9,499	3.1%	0.54	6,398	2.4%	0.45
Hull and war risk related insurance ……….…	1,014	0.3%	0.06	4,344	1.6%	0.31
Other operating expenses ……………………	19,896	6.5%	1.13	18,487	7.0%	1.29

	$263,200	85.9%	14.89	$229,700	86.6%	16.13

            Our operating cost as a percentage of operating revenue decreased to 85.9% for the three months ended March 31, 2003 as compared to 86.6% for the same period in 2002.  The table above reflects increased efficiencies in our operations and continuing efforts to control costs at approximately the same or lower rate as the growth rate in our operating revenue.

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2003 as compared to the corresponding period ended March 31, 2002.

General

            We recorded net income available to common stockholders of $25.6 million for the three months ended March 31, 2003 and $20.0 million for the same period in 2002.

            We had a 14.1% operating margin for the first quarter of 2003, as compared to an operating margin of 13.4% for the same period in 2002.  We currently receive primarily all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us per scheduled block hour together with certain incentive payments and reimbursements.  Our 14.1% operating margin included the benefits of productivity savings related to labor and $3.7 million in performance incentive payments.  The performance incentive payments were made to us primarily due to our higher than expected controllable completion factor of 99.8% for the first quarter 2003 as compared to our historical controllable completion factor of 98.2%.

            Under the capacity purchase agreement, a substantial portion of our costs are reconciled for differences between our actual costs and the expected costs included in our block hour rates to allow us to operate within an operating margin band of 8.5% to 11.5% ("costs within the margin band”).  During the first quarter, our actual costs within the margin band were favorable to the estimates used in the block hour rates; thus, our operating margin per the capacity purchase agreement before reconciliation payments exceeded 11.5%.  The favorable results were primarily due to savings in maintenance, material and repairs and passenger servicing costs.  Consequently, we made reconciliation payments to Continental totaling $4.6 million during the first three months ended March 31, 2003.  There were no such payments made during the same period in 2002.

Operating Revenue

            Operating revenue increased 15.6% or $41.4 million, to $306.6 million during the three months ended March 31, 2003 from $265.2 million during the same period in 2002.  This change was due primarily to a 9.9% increase in the amount paid by Continental per block hour under our capacity purchase agreement.  The average rate per block hour increased due to a higher mix of regional jets in our fleet.  Moreover, operating revenue increased due to a 5.7% increase in actual block hours flown.

Operating Expenses

            Wages, salaries and related costs increased 12.9% or $7.6 million, to $66.5 million during the three months ended March 31, 2003 from $58.9 million during the same period in 2002.  The change in wages, salaries and related costs was due primarily to the following factors:

higher wages for various work groups due to increases in our work force to support the growth in our operations and rate increases for certain employees in accordance with their collective bargaining agreements.  Total increases due to these factors were approximately $6.4 million; and

$1.7 million from higher employee benefit costs as a result of increases in medical costs and 401 (k) expenses.

            We are currently engaged in labor negotiations with our pilots.  At this time, we cannot predict the impact these negotiations will have on our financial results.

            Aircraft rentals increased 22.9% or $10.6 million, to $57.4 million during the three months ended March 31, 2003 from $46.8 million during the same period in 2002.  The increase in aircraft rent was primarily due to a 37.9% increase in the number of regional jets, which have higher average rental rates than turboprop aircraft.  This increase was offset by $5.8 million due to elimination of turboprop aircraft in our fleet for the same period.

            Aircraft fuel expense increased 36.8%, or $8.2 million, to $30.4 million during the three months ended March 31, 2003 from $22.2 million during the same period in 2002.  This increase was due to a 23.3% increase in fuel consumption as a result of our replacement of turboprop aircraft with regional jets and a 11.1% increase in fuel price, or 6.6 cents per gallon, to 66.0 cents per gallon during the three months ended March 31, 2003 from 59.4 cents per gallon during the same period in 2002.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price equal to the lower of the actual cost of fuel or the agreed-upon cap.  Our caps on fuel are 66.0 cents and 61.1 cents for 2003 and 2002.

            Maintenance, materials and repairs increased 22.3%, or $5.4 million, to $29.9 million during the three months ended March 31, 2003 from $24.5 million during the same period in 2002.  The increase was primarily due to increases in costs related to our power-by-the-hour contracts, which increased at approximately the same rate as increases in our jet flight hours.  Under the power-by-the-hour contracts, we pay a vendor on our actual level of operations in exchange for vendor repair or replacement of specific parts and equipment on our aircraft.  In addition, in March 2002, we had a one-time reduction in maintenance expense of $1.6 million relating to the termination of our turboprop engine maintenance contract.  There was no such reduction in 2003.

            Ground handling expenses increased 14.1%, or $2.5 million, to $20.2 million during the three months ended March 31, 2003 from $17.7 million during the same period in 2002.  This increase is primarily because we are now an all jet operator as compared to the same period in 2002 and increases in servicing charges to fuel our planes by approximately $0.5 million.

            Depreciation and amortization decreased 39.4%, or $3.1 million, to $4.8 million during the three months ended March 31, 2003 from $7.9 million during the same period in 2002.  In 2002, we accelerated the depreciation of spare parts related to our turboprop aircraft due to the anticipated retirement of such aircraft by the end of 2002.  This decrease was partially offset by increases during 2003 in depreciation related to additions in our ground equipment.

            Outside services increased 48.5%, or $3.1 million, to $9.5 million during the three months ended March 31, 2003 from $6.4 million during the same period in 2002.  This increase was primarily due to unfavorable weather conditions during the three months ended March 31, 2003, which led to increases in snow removal, glycol and other similar seasonal expenses.

            Hull and war risk related insurance decreased 76.7%, or $3.3 million, to $1.0 million during the three months ended March 31, 2003 from $4.3 million during the same period in 2002.  This decrease was due to decreases in our insurance rates through both the private insurance market and the U.S. government.  Some of these decreases were offset by increases in passenger liability insurance, which is reported as part of our other operating expense.

Nonoperating Expenses

            The majority of interest expense is related to our note payable to Continental, which bore an annual interest rate of 2.6% and 3.1% for the three months ended March 31, 2003 and 2002, respectively.  Under our promissory note with Continental, the interest rate was set at the three-month London interbank offered rate plus 1.25% per annum, subject to a cap of 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004.  There is no interest rate cap beyond 2004.  Interest expense decreased 47.6%, or $1.4 million, to $1.5 million during the three months ended March 31, 2003 from $2.9 million during the same period in 2002.  This decrease was primarily due to the pay -down of our note payable balance to Continental in 2002 by $226.8 million.  On March 31, 2003, we accelerated $26.0 million of our September 2003 quarterly payment, reducing our note payable to Continental to $299.5 million.

CERTAIN STATISTICAL INFORMATION

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2003	2002

Revenue passenger miles (millions) (1)...................	1,078	835	29.1%
Available seat miles (millions) (2)...........................	1,767	1,424	24.1%
Passenger load factor (3).......................................	61.0%	58.6%	2.4	pts
Operating cost per available seat mile (cents)........	14.89	16.13	(7.7%)
Average fuel cost, excluding fuel taxes,
per available seat mile (cents)............................	1.72	1.56	10.3%
Average price per gallon of fuel excluding
fuel taxes (cents)..............................................	66.00	59.43	11.1%
Fuel gallons consumed (millions)..........................	46.1	37.4	23.3%
Average length of aircraft flight (miles)....................	458	399	14.8%
Block hours (thousands) (4)...................................	129	122	5.7%
Actual aircraft in fleet at end of period....................	200	174	14.9%
Average daily utilization of each aircraft (5)..............	7 hr 23 min	7 hrs 53 min	(6.3%)
Controllable completion factor (6)...........................	99.8%	99.8%	-
Completion factor................................................	97.4%	99.2%	(1.8	pts)

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(6)	Controllable completion factor is the actual number of completed flights, excluding cancelled flights due to weather and air traffic control, divided by the number of scheduled flights.

LIQUIDITY AND CAPITAL COMMITMENTS

            As of March 31, 2003, we had $144.4 million in cash and cash equivalents compared to $120.9 million as of December 31, 2002.  During the first three months of 2003, cash and cash equivalents increased by $23.5 million, reflecting net cash provided by operating activities of $63.6 million, net cash used in investing activities of $13.4 million, and net cash used in financing activities of $26.7 million.  The net change in cash provided by operating activities was primarily the result of income before dividends for the period of $25.8 million, deferred income taxes of $16.1 million, non-cash depreciation and amortization and other non-cash expenses of $6.6 million and net increase in cash from accounts receivable, accounts payable and other accrued liabilities of $15.2 million.  The net increase in cash from accounts receivable, accounts payable and other liabilities was primarily due to our decrease in accounts receivable from Continental, increases in accrued payroll and related costs, offset by decreases in accounts payable and other accrued liabilities.  The net cash used in investing activities consisted primarily of purchases of flight and ground equipment.  Financing activities consisted primarily of our accelerated September 2003 principal payment on our note payable to Continental.

            We do not have any restrictions on our ability to incur additional indebtedness in the future under our promissory note with Continental.  We do not have any other sources of long-term borrowings or available lines of credit.

            In the first three months ended March 31, 2003, we spent $13.8 million in flight and ground equipment.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to software application and automation projects, facility improvements, maintenance and ground equipment) to be $60.0 million.

            As of March 31, 2003, we also had approximately $6.0 million (including current maturities) of capital lease obligations.

            We expect to fund our future capital commitments through internally generated funds together with general financings and aircraft financing transactions.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Relationship with Continental

            We currently receive substantially all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us specified rates per block hour flown by our aircraft, together with certain incentive payments and reimbursements.  As a result, we are dependent on Continental and can be directly affected by its financial and operational strength.  In addition, under the capacity purchase agreement, either Continental or we have the right to “meet and confer” with the other regarding any material change in the underlying assumptions regarding the cost of providing services under the capacity purchase agreement and whether the compensation provisions of the capacity purchase agreement should be changed as a result of such change in assumptions.  Neither Continental nor we are required under the capacity purchase agreement to accept any of such changes in the compensation provision.

            Continental continues to hold 53.1% of our outstanding common stock.  As announced previously by Continental, it intends to sell or otherwise dispose of some or all of its interest in our company, subject to market conditions.  Based on current information and our capacity purchase agreement with Continental, we do not believe that Continental’s selling of its ownership interest will have an adverse impact on our results of operations or financial position.

            During 2002 and the first quarter of 2003, we made several principal prepayments to Continental to reduce our note payable to $299.5 million.  While we do not believe we will be unable to make all required payments on a timely basis in the future, if Continental reduces its commitment and its utilization of our aircraft under the capacity purchase agreement, our ability to make full repayment of the note by March 31, 2007 could be affected.  For detailed discussion of Continental’s results of operation and financial position, please see discussion below in Outlook.

Outlook

            The current U.S. domestic airline environment is the worst in our history, and will likely deteriorate further if the U.S. military conflicts continue and passenger traffic levels continue to fall due to the fear of terrorist acts and the current spread of Severe Acute Respiratory Syndrome (“SARS”) from China into the U.S. and elsewhere.  Although these factors do not currently impact our results of operations, financial position or cash flows, we are dependent on Continental’s financial and operational strength, as we currently receive substantially all of our revenue from Continental under our capacity purchase agreement.  For the three months ended March 31, 2003, Continental reported a net loss of $221 million and does not currently anticipate that they will be profitable for the full year 2003.  Although Continental has been able to raise capital, downsize operations and reduce expenses significantly, current trends in the airline industry and the U.S. economy make it likely that they will continue to post significant losses for the foreseeable future.  In addition, even though Continental believes their liquidity will be sufficient to fund current operations through 2003 or beyond if they are successful in implementing previously announced cost cutting and revenue generating measures, together with the capacity reductions announced and capacity reductions that could come from restructurings within the industry, they believe that the economic and political environment in which they operate must improve for them to operate at their current size and expense level beyond that time.  Even absent such adverse factors as further economic recession, additional terrorist attacks, continuous U.S. military conflicts, decreased consumer demand, or increased fuel prices, Continental may find it necessary to further downsize their operations and further reduce expenses.  Therefore, Continental could reducethe level of their commitment or their utilization of our aircraft under the capacity purchase agreement.  For a detailed discussion of Continental’s results of operations, financial position and its current outlook, please see its report on Form 10-Q for the quarter ended March 31, 2003 as filed with the SEC.  In particular, refer to Note 7 of the footnotes to the financial statements in such Form 10-Q, which sets forth Continental’s disclosure of its future minimum noncancellable commitments under the capacity purchase agreement.  While we have no reason to believe, based on information currently available, that Continental will reduce its commitment or capacity under the capacity purchase agreement, there can be no assurance that such circumstances will not occur in the future.

            Considering this period of unprecedented challenges for our industry and Continental, we have agreed to amend our aircraft purchase agreement with Empresa Brasileira de Aeronautica S.A. (“Embraer”) and our capacity purchase agreement with Continental to slow the pace of our aircraft deliveries beginning in July of this year and to extend the final delivery date from 2005 to 2006.  We have estimated that the revised aircraft delivery schedule will lower our earnings per share for 2003 by approximately two to four cents from what they would have been under the original fleet delivery schedule.  At this time, we do not believe these amendments will have a material adverse effect on our growth strategy, financial position, results of operations or cash flows.  For detailed discussion of these amendments, please see Note 1 in Item 1. “Notes to the Consolidated Financial Statements – (Unaudited)” of this Form 10-Q.  We believe that under the current conditions, these amendments allow us to maintain our long-term growth plans while ensuring that Continental and we remain viable and competitive during this period.

            Although a significant portion of our costs, including those relating to fuel, aircraft ownership and financing, substantially all regional jet engine maintenance, passenger related facility rent, administrative fees from Continental and ground handling expenses, are reimbursed by Continental at actual cost plus a 10% margin under the capacity purchase agreement, certain other costs such as labor, other maintenance and general and administrative costs provide risk exposure to us.  We are currently engaged in labor negotiations with our pilots (who are represented by the Air Line Pilots Association, International in connection with a collective bargaining agreement that became amendable in October 2002).  At this time we cannot predict the outcome of these negotiations.

Purchase Commitments

            As of March 31, 2003, we had firm commitments to acquire 74 Embraer regional jets.  The estimated aggregate cost of these firm commitments is approximately $1.5 billion.  In addition, we expect to purchase up to 15 spare engines for approximately $41.4 million through the second quarter of 2006.  We currently do not have any financing in place for these spare engines.  We also have options to purchase an additional 100 Embraer regional jets.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.

Aircraft Leases

            We have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2019.  As of March 31, 2003, our expected total minimum annual rental payments for 2003 under current and future non-cancelable aircraft operating leases are approximately $249.4 million.  A substantial portion of our aircraft is leased directly by Continental from third parties, and is in turn subleased to us.  Our access to our current and future aircraft may be adversely affected by Continental defaulting under the current lease arrangements.  For detailed discussion regarding our delivery arrangements for our future aircraft, please see our discussion on “Aircraft Leases” in our Management Discussion and Analysis in Item 7, contained in our 2002 10-K.

General Guarantees and Indemnifications

            We are parties to many contracts, in which it is common for us to agree to indemnify third parties for liabilities that arise out of or relate to the subject matter of the contract.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect that we would be covered by insurance for many such liabilities, subject to deductibles.

Future Costs

            We believe that our costs are likely to be affected in the future by:

changes in wages, salaries and related costs;
changes in the costs of materials and services;
changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
our continuing efforts to reduce costs throughout our operations, including reduced maintenance costs for new aircraft;

higher aircraft ownership costs as new aircraft are delivered to the extent these aircraft are not covered by the capacity purchase agreement or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements; and

changes in cost of services currently provided by Continental at fixed rates under the capacity purchase agreement which will be renegotiated in 2004 and become effective on January 1, 2005.  Even though Continental owns more than 50% of our common stock, we believe that Delaware law provides safeguard with respect to transactions with interested parties.  In addition, under the capacity purchase agreement, if Continental and we cannot reach an agreement on the new rates, we will undergo arbitration with a third party.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

            We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.  See the notes to the historical financial statements included in our 2002 10-K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Effective January 1, 2001, we entered into the capacity purchase agreement, which expires December 31, 2010 (subject to extensions by Continental through 2030 and its right to terminate the agreement without cause after January 1, 2007 upon 12 months' notice or for cause at any time), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur an expense equal to the lower of the actual cost of the fuel or an agreed-upon cap.  Our fuel expense for 2002 was the lower of the actual cost of fuel or 61.1 cents per gallon, and thereafter is the lower of the actual cost of fuel or 66.0 cents per gallon.  For the three months ended March 31, 2003, our cost of fuel was 66.0 cents per gallon versus 59.4 for the same period in 2002.  Under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.

Interest Rates

            As of March 31, 2003, we had firm commitments to acquire 74 Embraer regional jets, which we expect to lease from Continental.  Changes in interest rates may impact the actual cost to us for the related leasing transactions in the future.  However, under our capacity purchase agreement, our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential exposure with respect to our note payable to Continental, which bears interest at a floating rate of the three-month London interbank offered rate plus 1.25% per annum capped at 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004.  Beyond 2004 there is no cap on the interest rate.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates up to the capped rate or by one percentage point for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.8 million and $0.5 million (capped) in interest expense for the three months ended March 31, 2003 and 2002.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

Item 4.  Controls and Procedures

            On April 21, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  They concluded that the controls and procedures were effective.  Additionally, we have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since April 21, 2003.

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

                   None.

Item 5.        Other Information.

                   None.

Item 6.        Exhibits and Reports on Form 8-K.

Exhibits:

10.1

First Amendment to Amended and Restated Capacity Purchase Agreement among Continental Airlines, Inc., ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. and dated as of March 27, 2003.

10.2

Amendment No. 28 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. and ExpressJet Airlines, Inc., dated as of February 10, 2003, relating to the purchase of EMB 145 aircraft (“P.A. 3/96”). (1)

10.3	Amendment No. 29 to P.A. 3/96, dated as of February 26, 2003. (1)
10.4	Amendment No. 1 to the Promissory Note between ExpressJet Airlines, Inc. and Continental Airlines, Inc. as amended and restated.
10.5	Amendment No. 1 to Employee Benefits Separation Agreement
99.1	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Executive Officer.
99.2	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Financial Officer.
(1)The Company has applied to the commission for confidential treatment for portions of this exhibit.

                    (b)     Reports on Form 8-K:

(i)

Report dated January 2, 2003 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release announcing December and full year capacity and traffic performance.

(ii)

Report dated January 15, 2003 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release reporting earnings for the fourth quarter ended December 31, 2002.

(iii)

Report dated January 15, 2003 reporting Item 9. “Regulation FD Disclosure”.  No financial statements were filed with this report, which included information relating to Form 8-K filed by Continental Airlines, Inc. and its financial outlook for 2003.  The Form 8-K included information regarding Continental Airlines, Inc. estimates for available seat miles growth and load factors for its Continental Express operations.

(iv)

Report dated January 30, 2003 reporting and Item 9. “Regulation FD Disclosure”.  No financial statements were filed with this report, which included an exhibit relating to the presentation provided at the Raymond James and Associates Growth Airline Conference.

(v)	Report dated February 3, 2003 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing January capacity and traffic performance.
(vi)

Report dated February 12, 2003 reporting Item 5. “Other Events”.  No financial statements were filed with this report, which included a press release announcing an agreement in principle with Continental Airlines, Inc. and Embraer to modify its regional jet delivery schedule.

(vii)

Report dated March 3, 2003 reporting Item 9. “Regulation FD Disclosure”.  No financial statements were filed with this report, which included exhibits relating to the press release announcing compound annual growth rate in available seat miles and corresponding presentation data of such, and exhibits relating to the presentation provided at the Raymond James and Associates 24th Annual Institutional Investors Conference.

(viii)

Report dated March 3, 2003 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release announcing February and year-to-date capacity and traffic performance.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: April 23, 2003	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

Date: April 23, 2003	/s/ Phung Ngo-Burns
Phung Ngo-Burns Senior Director and Controller (Principal Accounting Officer)

CERTIFICATIONS
I, James B. Ream, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of ExpressJet Holdings, Inc;
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

	Date: 4/23/03	/s/James B. Ream
James B. Ream President and Chief Executive Officer

I, Frederick S. Cromer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of ExpressJet Holdings, Inc;
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

	Date: 4/23/03	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

10.1

First Amendment to Amended and Restated Capacity Purchase Agreement among Continental Airlines, Inc., ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc. and dated as of March 27, 2003.

10.2

Amendment No. 28 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S.A. and ExpressJet Airlines, Inc., dated as of February 10, 2003, relating to the purchase of EMB 145 aircraft (“P.A. 3/96”). (1)

10.3	Amendment No. 29 to P.A. 3/96, dated as of February 26, 2003. (1)
10.4	Amendment No. 1 to the Promissory Note between ExpressJet Airlines, Inc. and Continental Airlines, Inc. as amended and restated.
10.5	Amendment No. 1 to Employee Benefits Separation Agreement
99.1	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Executive Officer.
99.2	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Financial Officer
(1)The Company has applied to the commission for confidential treatment for portions of this exhibit.