Form 10-Q
period 2003-06-30
EXPRESSJET HOLDINGS INC
filed 2003-07-17
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
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

As of July 15, 2003, 64,000,000 shares of common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

EXPRESSJET HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,

	2003	2002

Operating Revenue................................................	$320,303	$269,700

Operating Expenses:
Wages, salaries and related costs.....................	68,805	59,161
Aircraft rentals.................................................	61,257	48,210
Aircraft fuel......................................................	35,150	24,710
Maintenance, materials and repairs....................	33,237	24,061
Other rentals and landing fees...........................	24,182	20,971
Ground handling...............................................	22,004	18,719
Depreciation and amortization...........................	4,851	7,898
Outside services..............................................	6,611	5,231
Hull and war risk related insurance.....................	1,075	4,829
Security fee reimbursement...............................	(3,034)	-
Other operating expenses.................................	21,094	19,514

	275,232	233,304

Operating Income..................................................	45,071	36,396

Nonoperating Income (Expense):
Interest expense, net........................................	(1,972)	(3,711)
Interest income................................................	579	1,002
Capitalized interest...........................................	303	254
Other, net........................................................	(30)	(53)

	(1,120)	(2,508)

Income before Income Taxes and Dividends.............	43,951	33,888
Income Tax Expense.............................................	16,882	13,292

Income before Dividends........................................	27,069	20,596

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary....................................................	(177)	(146)

Net Income...........................................................	$26,892	$20,450

Basic and Diluted Earnings per Common Share.......	$0.42	$0.33

Shares Used in Computing Basic Earnings per Common Share................................................	64,000	62,132
Shares Used in Computing Diluted Earnings per Common Share.............................	64,004	62,132

EXPRESSJET HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,

	2003	2002

Operating Revenue................................................	$626,865	$534,945

Operating Expenses:
Wages, salaries and related costs.....................	135,297	118,066
Aircraft rentals.................................................	118,706	94,973
Aircraft fuel......................................................	65,553	46,940
Maintenance, materials and repairs....................	63,149	48,514
Other rentals and landing fees...........................	47,716	43,473
Ground handling...............................................	42,210	36,423
Depreciation and amortization...........................	9,646	15,812
Outside services..............................................	16,110	11,629
Hull and war risk related insurance.....................	2,089	9,173
Security fee reimbursement...............................	(3,034)	-
Other operating expenses.................................	40,990	38,001

	538,432	463,004

Operating Income..................................................	88,433	71,941

Nonoperating Income (Expense):
Interest expense, net........................................	(4,192)	(8,141)
Interest income................................................	1,038	2,091
Capitalized interest...........................................	548	599
Other, net........................................................	(31)	47

	(2,637)	(5,404)

Income before Income Taxes and Dividends.............	85,796	66,537
Income Tax Expense.............................................	32,975	25,907

Income before Dividends........................................	52,821	40,630

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary....................................................	(352)	(146)

Net Income...........................................................	$52,469	$40,484

Basic and Diluted Earnings per Common Share.......	$0.82	$0.70

Shares Used in Computing Basic Earnings per Common Share.............................	64,000	58,088
Shares Used in Computing Diluted Earnings per Common Share.............................	64,000	58,088

EXPRESSJET HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30,	December 31,
	2003	2002

	(Unaudited)
Current Assets:
Cash and cash equivalents.........................	$118,096	$120,930
Accounts receivable, net............................	2,441	1,526
Amounts due from Continental Airlines, Inc.	11,005	17,419
Spare parts and supplies, net.....................	25,973	26,842
Prepayments and other..............................	10,066	10,775
Deferred income taxes...............................	-	2,299

Total Current Assets...............................	167,581	179,791

Property and Equipment:
Owned property and equipment:
Flight equipment.....................................	179,823	188,366
Other.....................................................	94,194	89,859

	274,017	278,225
Less: Accumulated depreciation.............	(52,190)	(68,130)

	221,827	210,095

Capital Leases:
Flight equipment.....................................	10,643	10,643
Other.....................................................	4,342	4,358

	14,985	15,001
Less: Accumulated amortization.............	(3,040)	(2,518)

	11,945	12,483

Total Property and Equipment..................	233,772	222,578

Deferred Income Taxes...................................	10,894	8,835
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net.............	12,789	12,789
Airport Operating Rights, net...........................	4,568	4,693
Note Receivable.............................................	5,000	5,000
Other Assets, net...........................................	508	462

Total Assets..........................................	$435,112	$434,148

(continued on next page)

EXPRESSJET HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	June 30,	December 31,
STOCKHOLDERS' EQUITY	2003	2002

	(Unaudited)
Current Liabilities:
Current maturities of note payable to Continental Airlines, Inc....................................	$40,009	$73,551
Current maturities of long-term debt......................	535	-
Current maturities of capital leases.......................	2,129	2,174
Accounts payable...............................................	4,378	8,153
Accrued payroll and related costs........................	29,208	18,260
Accrued other liabilities.......................................	42,640	45,648
Deferred income taxes........................................	32,736	-

Total Current Liabilities.....................................	151,635	147,786

Long-term Debt........................................................	10,168	-

Note Payable to Continental Airlines, Inc...................	186,958	251,961

Capital Leases........................................................	3,372	4,394

Other Long Term Liabilities.......................................	10,241	9,705

Mandatorily Redeemable Preferred Stock of Subsidiary..........................................................	5,000	5,000

Stockholders’ Equity:
Special Voting Preferred stock - $.01 par, one share authorized, issued, and outstanding.........	-	-
Preferred stock - $.01 par, one share authorized, issued, and outstanding..................	-	-
Common stock - $.01 par, 200,000,000 shares authorized, 64,000,000 shares issued and outstanding....................................	640	640
Additional paid-in capital......................................	159,709	159,743
Accumulated deficit............................................	(92,611)	(145,081)

Total Stockholders’ Equity................................	67,738	15,302

Total Liabilities and Stockholders’ Equity...........	$435,112	$434,148

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.,  AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2003	2002

Net Cash Flows from Operating Activities............................	$107,472	$79,314

Cash Flows from Investing Activities:
Capital expenditures....................................................	(22,467)	(21,833)
Proceeds from the transfer of flight equipment to Continental Airlines, Inc. ...........................................	33	12,534
Proceeds from disposition of equipment.........................	1,247	1,377

Net cash used in investing activities...........................	(21,187)	(7,922)

Cash Flows from Financing Activities:
Gross proceeds from issuance of common stock............	-	160,000
Gross proceeds from debt financing...............................	10,703	-
Payments related to IPO underwriting discounts and other expenses..................................................	(34)	(14,189)
Payments on note payable to Continental Airlines, Inc....	(98,545)	(156,800)
Payments on capital lease obligations...........................	(1,068)	(995)
Dividends paid on mandatorily redeemable preferred stock…………………………………………………………	(175)	-

Net cash used in financing activities...........................	(89,119)	(11,984)

Net Increase in Cash and Cash Equivalents........................	(2,834)	59,408

Cash and Cash Equivalents – Beginning of Period...............	120,930	71,877

Cash and Cash Equivalents – End of Period........................	$118,096	$131,285

Supplemental Cash Flow Information:
Interest paid................................................................	$4,192	$8,141
Income taxes paid.......................................................	$136	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC., AND SUBSIDIARIES
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

            We have prepared the quarterly consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Some required information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations.  In the Company’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position, the results of our operations and our cash flows for the periods indicated.  These adjustments are of a normal, recurring nature.  All intercompany transactions have been eliminated in consolidation.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

            Certain reclassifications have been made in the prior period’s financial statements to conform to the current year presentation.

Note 1 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2003 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002

Numerator for basic earnings per share – net income.............................................	$26,892	$20,450	$52,469	$40,484

Denominator for basic earnings per share - weighted average shares....................	64,000	62,132	64,000	58,088
Employee stock options.........................	4	-	-	-

Denominator for diluted earnings per share - adjusted and assumed conversions.....	64,004	62,132	64,000	58,088

            Weighted average options to purchase 984,500 and 1,312,000 shares of our common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003 and 1,040,000 shares for the three and six months ended June 30, 2002.  These options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

Note 2 – Income Taxes

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

            No valuation allowance was established on our net operating loss carryforwards, or on our receivable from Continental for reimbursing carryforward losses utilized resulting from the basis increase, because we believe our taxable income will be sufficient to utilize substantially all of these assets within the next several years.

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

Note 3 – Stock Plans and Awards

           We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  Under APB 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.  Since our stock options have all been granted with exercise prices at market price on the date of grant, no compensation expense has been recognized under APB 25.

           The following tables illustrate the effect on net income and earnings per share assuming the compensation costs for our stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standard No. 123 – “Accounting for Stock-Based Compensation” for the three and six months ended June 30, 2003 and 2002 (in thousands, except for per share data):

	Three Months Ended June 30,

	2003	2002

Net income as reported................................................	$26,892	$20,450
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net ....................................................	(645)	(751)

Pro forma....................................................................	$26,247	$19,699

Basic earnings per share
As reported ................................................................	$0.42	$0.33
Pro forma....................................................................	$0.41	$0.32

Diluted earnings per share
As reported ................................................................	$0.42	$0.33
Pro forma....................................................................	$0.41	$0.32

	Six Months Ended June 30,

	2003	2002

Net income as reported................................................	$52,469	$40,484
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net ....................................................	(1,464)	(897)

Pro forma....................................................................	$51,005	$39,587

Basic earnings per share
As reported ................................................................	$0.82	$0.70
Pro forma....................................................................	$0.80	$0.68

Diluted earnings per share
As reported ................................................................	$0.82	$0.70
Pro forma....................................................................	$0.80	$0.68

            The pro forma effect on net income per share is not representative of the pro forma effects in future periods.

            On May 7, 2003, our shareholders approved the 2003 ExpressJet Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which authorized the sale of one million shares of our common stock in accordance with the ESPP.  Under the plan, all our employees are eligible to purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of the purchase period.  Our first purchase period began on July 1, 2003.  Employees may sell shares obtained under the ESPP six months after the end of the plan period in which the shares were purchased.

Note 4 – Security Fee Reimbursement

            On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriation Act 2003 (“Wartime Act”), which was included as part of a larger bill to fund the war in Iraq.  Highlights of the Wartime Act affecting us are as follows:

•

$2.3 billion for reimbursement of airline security fees that have been paid or collected by airlines as of date of enactment.  This means reimbursement for fees paid from February 1, 2002 through April 16, 2003, as well as prospective relief from June 1 to September 30, 2003.

•	$100 million was authorized to reimburse carriers for installing fortified flight deck doors.
•	Aviation war risk insurance was extended for one year to August 2004.

            In May 2003, we received $3.0 million pursuant to the reimbursement of security fees under the Wartime Act.  However, as the reimbursement for expenses received under this relief package represent fully reconciled costs under the capacity purchase agreement, we distributed 100% of the funds received to Continental.  For detailed discussion of fully reconciled costs, please see Note 2, “Capacity Purchase Agreement with Continental Airlines”, in Item 8 of the 2002 10-K.  The net impact of this reimbursement was immaterial to our results of operations.

Note 5 – Commitments and Contingencies

Purchase Commitments

            As shown in the following table, our aircraft fleet consisted of 212 regional jets at June 30, 2003.  Our aircraft purchase orders and options as of June 30, 2003 are also shown below.

Type	Total Aircraft	Leased	Firm Orders	Options	Seats in Standard Configuration

Regional Jets:
ERJ-145XR.............	42	42	62	100	50
ERJ-145.................	140	140	-	-	50
ERJ-135.................	30	30	-	-	37

Total....................	212	212	62	100

            We anticipate taking delivery of 36 Embraer regional jet aircraft in 2003 (24 of which were delivered during the six months ended June 30, 2003) and the remainder of our 62 firm orders through the second quarter of 2006.

            As of June 30, 2003, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $1.2 billion.  In addition, we expect to purchase up to 12 spare engines for approximately $32.9 million related to the 62 remaining aircraft on firm order.  These spare engines are deliverable through the second quarter of 2006.  We also have options to purchase an additional 100 Embraer regional jets.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  Furthermore, we currently do not have any financing in place for the 12 spare engines and would have no obligation to acquire the spare engines if for any reason the firm order aircraft are not delivered to us.

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

Note 6 – Long-term Debt

            Our quarterly payment on our note payable to Continental for principal and interest is $27.9 million, to be paid through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full.  On June 30, 2003, we also made a discretionary principal prepayment of $40.0 million to accelerate our March 31, 2004 payment and a portion of our June 30, 2004 payment.

            On May 23, 2003, we entered into a loan agreement in which Export Development Canada (“EDC”) advanced $10.7 million to us and committed to advance up to an additional $7.3 million, subject to certain conditions.  The loan is secured by certain of our flight simulators and related flight simulator and flight data software and other equipment related to the simulators.  We utilized the $10.7 million advance to reduce the principal under our note payable to Continental, and intend to do the same with the additional advance when received.  The amount due to EDC accrues interest at the forward six-month London interbank offered rate (“LIBOR”) plus 1.75% per annum.  The terms of each advance to us are 96 months.  The financing arrangement has customary representations, warranties and covenants.  Additionally, Continental guaranteed this loan, and a default under the guarantee would cause an acceleration of the loan.

            The principal payments of $50.7 million, as described above, the prepayment of $26.0 million made during the first quarter of 2003 and the required quarterly principal and interest payment made on June 30 reduced our note payable to Continental to $227.0 million at June 30, 2003.

            The amount of all scheduled debt maturities, including our note payable to Continental and our loan agreement with EDC, due before December 31, 2003 and over the next five years and thereafter is as follows (in millions):

July 1, 2003 through December 31, 2003...........................................	$27.5
Year ending December 31,
2004........................................................................................	$66.7
2005........................................................................................	$108.5
2006........................................................................................	$26.1
2007........................................................................................	$1.3
2008........................................................................................	$2.1
Thereafter...............................................................................	$5.5

            Maturities of our note payable to Continental are based on the forward three-month LIBOR on June 27, 2003 plus 1.25% per annum and our current principal balance.

            The note payable to Continental is an unsecured general obligation of our company and is subordinated in right of payment to all future senior indebtedness to our company.

Note 7 – New Accounting Pronouncements

            Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“Interpretation 45”), significantly changed current practice in the accounting for, and disclosure of, guarantees.  Interpretation 45 required a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Interpretation 45 also expanded the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued.  Interpretation 45’s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We adopted Interpretation 45 effective January 1, 2003, which did not have a material impact on our results of operations or financial position.

            In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (Interpretation 46”).  The objective of Interpretation 46 was to improve financial reporting by companies involved with variable interest entities.  Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  Interpretation 46 changed that by requiring a variable interest entity to be consolidated by a company if that company was subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity's residual returns or both.  The consolidation requirements of Interpretation 46 applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements applied to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this statement did not have a material impact on our results of operations or financial position as we do not have activities with any entities that would fall under this interpretation.

            On July 1, 2003, we adopted Statement of Financial Accounting Standard 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  Upon adoption, we reclassified our mandatorily redeemable preferred stock of subsidiary of $5.0 million to long-term debt.  We also began to recognize dividends declared related to our mandatorily redeemable preferred stock of subsidiary as interest expense.  This standard has no other impact on our results of operations or financial conditions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  ExpressJet Holdings, Inc., and its wholly owned subsidiaries, XJT Holdings, Inc., and ExpressJet Airlines, Inc., which operates as Continental Express (together “ExpressJet”, “we”, “us”, and “our”), rely on this safe harbor in making such disclosures.  These statements reflect expectations and assumptions about future events and are subject to uncertainties and other factors.  Some of the known risks that could significantly impact operating results and capacity include, but are not limited to, our dependence on our capacity purchase agreement with Continental Airlines, Inc. (“Continental”); our dependence on Continental’s financial and operational strength; labor costs and relations, including the results of union contract negotiations; flight disruptions as a result of operational matters; deliveries of additional aircraft; our ability to implement our growth strategy; regulatory developments and costs, including the costs and other effects of enhanced security measures and other possible Federal Aviation Administration requirements; our high leverage; and competition and industry conditions.  Additional information concerning risk factors that could affect our actual results are described in our filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).  The statements in this Quarterly Report on Form 10-Q are made as of July 18, 2003, and the events described in the forward looking statements might not occur or might occur to a materially different extent than described in this filing.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

RESULTS OF OPERATIONS

            We are pleased to report our ninth consecutive quarter of improved earnings.  The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2003 as compared to the corresponding period ended June 30, 2002.

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

            The following table sets forth information regarding our operating expense components.  Individual operating expense components are expressed as a percentage of our total operating revenues and as cents per available seat mile (“ASM”).

	Three Months Ended June 30,

	2003			2002

		Percent	Cents		Percent	Cents
		of	per		of	Per
	Amount	Revenue	ASM	Amount	Revenue	ASM

	(In thousands)			(In thousands)

Wages, salaries and related costs......................................	$68,805	21.5%	3.32	$59,161	21.9%	3.86
Aircraft rentals......................	61,257	19.1%	2.96	48,210	17.9%	3.14
Aircraft fuel...........................	35,150	11.0%	1.70	24,710	9.2%	1.61
Maintenance, materials and repairs...................................	33,237	10.4%	1.60	24,061	8.9%	1.57
Other rentals and landing fee	24,182	7.5%	1.17	20,971	7.8%	1.37
Ground handling....................	22,004	6.9%	1.06	18,719	6.9%	1.22
Depreciation and amortization	4,851	1.5%	0.23	7,898	2.9%	0.52
Outside services...................	6,611	2.1%	0.32	5,231	1.9%	0.34
Hull and war risk related insurance...............................	1,075	0.3%	0.05	4,829	1.8%	0.32
Security fee reimbursement..	(3,034)	(0.9%)	(0.15)	-	-
Other operating expenses.....	21,094	6.5%	1.02	19,514	7.3%	1.27

	$275,232	85.9%	13.28	$233,304	86.5%	15.22

            Although most of the individual expense components have increased during the three months ended June 30, 2003 as compared to the same period in 2002, the table above demonstrates increased efficiencies in our operations.  We have grown by 35.2%, as measured by ASMs, while our costs have not increased ratably as a result of our continuing efforts to reduce costs and to operate as efficiently as possible.  We continuously endeavor to provide Continental cost effective services and to remain as competitive as possible compared to other regional air carriers.

General

            We currently receive primarily all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us per scheduled block hour together with certain incentive payments and reimbursements.  Our 14.1% operating margin included the benefits of productivity savings related to labor and $3.6 million in performance incentive payments.  The performance incentive payments were made to us primarily due to our high controllable completion factor (excluding weather and air traffic control cancellations) of 99.9% for the second quarter 2003 as compared to our historical controllable completion factor of 98.4%.

            Under the capacity purchase agreement, a substantial portion of our costs are reconciled for differences between our actual costs and the expected costs included in our block hour rates to allow us to operate within an operating margin band of 8.5% to 11.5% ("costs within the margin band”).  During the second quarter, our actual costs within the margin band were favorable to the estimates used in the block hour rates; thus, our operating margin per the capacity purchase agreement before reconciliation payments exceeded 11.5%.  The favorable results were primarily due to savings in maintenance, material and repairs, passenger servicing costs and other operating expenses.  Consequently, we made reconciliation payments to Continental totaling $6.1 million during the three months ended June 30, 2003.  We made a $3.0 million reconciliation payment to Continental during the same period in 2002.

Operating Revenue

            The increase in our operating revenue during the three months ended June 30, 2003 as compared to the same period in 2002 was primarily due to a 16.0% increase in actual block hours flown.  Operating revenue also increased due to a 2.2% increase in the amount paid by Continental per block hour under the capacity purchase agreement as a result of flying only regional jets in 2003.

Operating Expenses

            The increase in our wages, salaries and related costs during the three months ended June 30, 2003 as compared to the same period in 2002 was due primarily to higher wages for various work groups due to increases in our work force to support the growth in our operations and rate increases for certain employees in accordance with their collective bargaining agreements.  Total increases due to these factors were approximately $9.4 million.

            We are currently engaged in labor negotiations with our pilots, who are represented by the Air Line Pilots Association, International in connection with a collective bargaining agreement that became amendable in October 2002.  At this time, we cannot predict the impact these negotiations will have on our financial results.

            The increase in aircraft rentals during the three months ended June 30, 2003 as compared to the same period in 2002 was primarily due to an increase in the number of regional jets in our fleet, which have higher average rental rates than turboprop aircraft.  This increase was offset by $4.3 million due to the elimination of turboprop aircraft in our fleet.

            The increase in aircraft fuel expense during the three months ended June 30, 2003 as compared to the same period in 2002was due to a 31.9% increase in fuel consumption and an 8.0% increase in fuel price.  This consumption increase was the result of replacing turboprop aircraft with regional jets and an increase in block hours flown.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price equal to the lower of the actual cost of fuel or the agreed-upon cap.  Our caps on fuel are 66.0 cents and 61.1 cents for 2003 and 2002.  The 8.0% fuel price increase was the result of the difference between our fuel caps in 2003 as compared to 2002.

            The increase in maintenance, materials and repairs during the three months ended June 30, 2003 as compared to the same period in 2002 was primarily due to the following factors:

•

$6.2 million increase in costs related to our power-by-the-hour contracts, of which $4.8 million increase was due to increases in block hours flown by regional jets and $1.4 million was due to increasing rates and

•

$4.1 million increase in general maintenance expense not included in our power-by-the-hour contracts as a result of increase in fleet size, line maintenance, and the volume and timing of airframe checks.

            Approximately $2.8 million increase in ground handling expenses during the three months ended June 30, 2003 as compared to the same period in 2002 was due to an increase in the number of departures of regional jets at locations where Continental provided ground handling.  In addition, our servicing charges to fuel our planes increased by approximately $0.7 million.

            Our depreciation and amortization decreased during the three months ended June 30, 2003 as compared to the same period in 2002 due to the elimination ofthe depreciation on turboprop spare parts.  This decrease was partially offset by increases during 2003 in depreciation related to our ground equipment additions.

            Hull and war risk related insurance decreased during the three months ended June 30, 2003 as compared to the same period in 2002 because our insurance rates through both the private insurance market and the U.S. government decreased; however, some of these decreases were offset by increases in passenger liability insurance, which is reported as part of our other operating expense.

Nonoperating Expenses

            The majority of interest expense is related to our note payable to Continental, which bore an annual interest rate of 2.5% and 3.3% for the three months ended June 30, 2003 and 2002, respectively.  Under our note payable to Continental, the interest rate was set at the three-month London interbank offered rate (“LIBOR”) plus 1.25% per annum, subject to a cap of 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004.  There is no interest rate cap beyond 2004.  The decrease in interest expense during the three months ended June 30, 2003 as compared to the same period in 2002 was primarily due to a decrease in our note payable balance to Continental from $552.3 million at the beginning of the second quarter in 2002 to $299.5 million at the beginning of second quarter in 2003.

Comparison of Six Months Ended June 30, 2003 and Six Months Ended June 30, 2002

            The following table sets forth information regarding our operating expense components.  Individual operating expense components are expressed as a percentage of our total operating revenues and as cents per ASM.

	Six Months Ended June 30,

	2003			2002

		Percent	Cents		Percent	Cents
		of	per		of	Per
	Amount	Revenue	ASM	Amount	Revenue	ASM

	(In thousands)			(In thousands)

Wages, salaries and related costs............................................	$135,297	21.6%	3.52	$118,066	22.1%	3.99
Aircraft rentals.............................	118,706	18.9%	3.09	94,973	17.8%	3.21
Aircraft fuel..................................	65,553	10.5%	1.71	46,940	8.8%	1.59
Maintenance, materials and repairs..........................................	63,149	10.1%	1.64	48,514	9.1%	1.64
Other rentals and landing fee......	47,716	7.6%	1.24	43,473	8.1%	1.47
Ground handling...........................	42,210	6.7%	1.10	36,423	6.8%	1.23
Depreciation and amortization......	9,646	1.5%	0.25	15,812	2.9%	0.54
Outside services..........................	16,110	2.6%	0.42	11,629	2.2%	0.39
Hull and war risk related insurance.....................................	2,089	0.3%	0.06	9,173	1.7%	0.31
Security fee reimbursement.........	(3,034)	(0.5%)	(0.08)	-	-
Other operating expenses...........	40,990	6.6%	1.07	38,001	7.0%	1.29

	$538,432	85.9%	14.02	$463,004	86.5%	15.66

            Although most of the individual expense components have increased during the six months ended June 30, 2003 as compared to the same period in 2002, the table above demonstrates increased efficiencies in our operations.  We have grown by 29.9%, as measured by ASMs, while our costs have not increased ratably as a result of our continuing efforts to reduce costs and to operate as efficiently as possible.  We continuously endeavor to provide Continental cost effective services and to remain as competitive as possible compared to other regional air carriers.

General

            Our operating margin for the six months ended June 30, 2003 was 14.1%.  The operating margin included the benefits of productivity savings related to labor and $7.3 million in performance incentive payments.  The performance incentive payments were made to us primarily due to our high controllable completion factor (excluding weather and air traffic control cancellations) of 99.8% for the six months ended June 30, 2003 as compared to our historical controllable completion factor of 98.3%.

            During the six months ended June 30, 2003 and 2002, we made reconciliation payments to Continental totaling $10.7 million and $3.0 million.  These reconciliation payments are calculated on a quarterly basis as part of our quarterly reconciliation of differences between our actual costs and the costs within the margin band.

Operating Revenue

            The increase in our operating revenue during the six months ended June 30, 2003 as compared to the same period in 2002 was primarily due to a 10.9% increase in actual block hours flown.  Operating revenue also increased due to a 5.8% increase in the amount paid by Continental per block hour under the capacity purchase agreement as a result of flying only regional jets in 2003.

Operating Expenses

            The increase in our wages, salaries and related costs during the six months ended June 30, 2003 as compared to the same period in 2002 was due primarily to the following factors:

•

Higher wages for various work groups due to increases in our work force to support the growth in our operations and rate increases for certain employees in accordance with their collective bargaining agreements.  Total increases due to these factors were approximately $15.8 million; and

•

$2.3 million from higher employee benefit costs as a result of increases in medical costs.  We expect the cost to provide health and medical benefits to our employees will continue to increase for the remainder of the year.

            We are currently engaged in labor negotiations with our pilots.  At this time, we cannot predict the impact these negotiations will have on our financial results.

            The increase in aircraft rentals during the six months ended June 30, 2003 as compared to the same period in 2002 was primarily due to an increase in the number of regional jets in our fleet, which have higher average rental rates than turboprop aircraft.  This increase was offset by $10.1 million, as a result of the elimination of turboprop aircraft in our fleet.

            The increase in aircraft fuel expense during the six months ended June 30, 2003 as compared to the same period in 2002was due to a 27.5% increase in fuel consumption and a 9.5% increase in fuel price.  This consumption increase was the result of replacing turboprop aircraft with regional jets and an increase in block hours flown.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price equal to the lower of the actual cost of fuel or the agreed-upon cap.  Our caps on fuel are 66.0 cents and 61.1 cents for 2003 and 2002.  The 9.5% increase in fuel price was primarily the result of the difference between our fuel caps in 2003 as compared to 2002.

The increase in maintenance, materials and repairs during the six months ended June 30, 2003 as compared to the same period in 2002was primarily due to the following factors:

•

$11.4 million increase in costs related to our power-by-the-hour contracts, of which $8.4 million increase was due to increases in block hours flown by regional jets and $1.8 million was due to increasing rates;

•

$6.9 million increase in general maintenance expense not included in our power-by-the-hour contracts as a result of an increase in fleet size, line maintenance, and the volume and timing of airframe checks; offset in part by

•	$3.7 million decrease in turboprop maintenance due to the elimination of such aircraft in our fleet in 2003.

            Approximately $4.7 million increase in ground handling expenses during the six months ended June 30, 2003 as compared to the same period in 2002 was primarily due to an increase in the number of departures of regional jets and the rate per departure charged by Continental at locations where they provide ground handling.  In addition, our servicing charges to fuel our planes increased by approximately $1.3 million.

            Our depreciation and amortization decreased during the six months ended June 30, 2003 as compared to the same period in 2002 due to the elimination ofthe depreciation on turboprop spare parts.  This decrease was partially offset by increases during 2003 in depreciation related to our ground equipment additions.

            The increase in outside services expense during the six months ended June 30, 2003 as compared to the same period in 2002 was primarily due to unfavorable weather conditions during the first half of 2003, which led to increases in snow removal, glycol and other similar seasonal expenses.  In addition, our administrative fees charged by Continental for providing centralized services and infrastructure costs increased during the six months ended June 30, 2003 as compared to the same period in 2002.

            Hull and war risk related insurance decreased during the six months ended June 30, 2003 as compared to the same period in 2002 because our insurance rates through both the private insurance market and the U.S. government decreased; however, some of these decreases were offset by increases in passenger liability insurance, which is reported as part of our other operating expense.

Nonoperating Expenses

            The majority of interest expense is related to our note payable to Continental, which bore an annual interest rate of 2.6% and 3.2% for the six months ended June 30, 2003 and 2002, respectively.  Under our note payable to Continental, the interest rate was set at the three-month LIBOR plus 1.25% per annum, subject to a cap of 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004.  There is no interest rate cap beyond 2004.  The decrease in interest expense during the six months ended June 30, 2003 as compared to the same period in 2002 was primarily due to a decrease in our note payable balance to Continental from $552.3 million at the beginning of 2002 to $325.5 million at the beginning of 2003.

OUTLOOK

            Despite recent improvements, the current U.S. domestic airline environment continues to be one of the worst in aviation history, and could deteriorate further if hostilities in certain regions of the world increase or the global economy further deteriorate.  Although these factors do not currently impact our results of operations, financial position or cash flows, we are dependent on Continental’s financial and operational strength, as we currently receive substantially all of our revenue from Continental under our capacity purchase agreement.  Even absent such adverse factors as further economic recession, continuous U.S. military conflicts, decreased consumer demand, or increased fuel prices, Continental may find it necessary to further downsize their operations and further reduce expenses.  Therefore, Continental could reducethe level of their commitment or their utilization of our aircraft under the capacity purchase agreement.  Additionally, beginning on July 1, 2003, Continental can provide, at any time, a 12 months notice of its intention to reduce the number of our regional jets covered by the agreement.  Under this provision, Continental is entitled to decline capacity with respect to any regional jets subject to our firm orders that Empresa Brasileira de Aeronautica S.A. (“Embraer”) has not delivered to us and up to 25%, over any rolling three-year period, of our regional jets that have been delivered under an agreed upon methodology.  If Continental reduced its commitment and its utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  For a detailed discussion of Continental’s results of operations, financial position and its current outlook, please see its report on Form 10-Q for the quarter ended June 30, 2003 as filed with the SEC.  In particular, refer to Note 9 of the footnotes to the financial statements in such Form 10-Q, which sets forth Continental’s disclosure of its future minimum noncancellable commitments under the capacity purchase agreement.  While we have no reason to believe, based on information currently available, that Continental will reduce its commitment or capacity under the capacity purchase agreement, there can be no assurance that such circumstances will not occur in the future.

            Additionally, although a significant portion of our costs, including those relating to fuel, aircraft rent and financing, substantially all regional jet engine maintenance, passenger related facility rent, administrative fees from Continental and ground handling expenses, are reimbursed by Continental at actual cost plus a 10% margin under the capacity purchase agreement, certain other costs such as labor and related fringe benefit costs, other maintenance and general and administrative costs provide risk exposure to us.  We are currently engaged in labor negotiations with our pilots.  At this time we cannot predict the outcome of these negotiations.

CERTAIN STATISTICAL INFORMATION

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended June 30,
			Increase/ (Decrease)
	2003	2002

Revenue passenger miles (millions) (1)...................	1,456	1,003	45.2%
Available seat miles (millions) (2)...........................	2,073	1,533	35.2%
Passenger load factor (3).......................................	70.2%	65.4%	4.8	pts
Operating cost per available seat mile (cents)........	13.28	15.22	(12.7%)
Average fuel cost, excluding fuel taxes,
per available seat mile (cents)............................	1.70	1.61	5.6%
Average price per gallon of fuel excluding
fuel taxes (cents)..............................................	66.00	61.10	8.0%
Fuel gallons consumed (millions)..........................	53.3	40.4	31.9%
Average length of aircraft flight (miles)....................	482	408	18.1%
Block hours (thousands) (4)...................................	145	125	16.0%
Actual aircraft in fleet at end of period....................	212	178	19.1%
Average daily utilization of each aircraft (5)..............	7 hr 45 min	7 hrs 53 min	(1.8%)
Controllable completion factor (6)...........................	99.9%	99.9%	-
Completion factor................................................	99.2%	99.1%	0.1	pts

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(6)	Controllable completion factor is the actual number of completed flights, excluding cancelled flights due to weather and air traffic control, divided by the number of scheduled flights.

	Six Months Ended June 30,
			Increase/ (Decrease)
	2003	2002

Revenue passenger miles (millions) (1)...................	2,534	1,838	37.9%
Available seat miles (millions) (2)...........................	3,840	2,956	29.9%
Passenger load factor (3).......................................	66.0%	62.2%	3.8	pts
Operating cost per available seat mile (cents)........	14.02	15.66	(10.5%)
Average fuel cost, excluding fuel taxes,
per available seat mile (cents)............................	1.71	1.59	7.5%
Average price per gallon of fuel excluding
fuel taxes (cents)..............................................	66.00	60.30	9.5%
Fuel gallons consumed (millions)..........................	99.3	77.9	27.5%
Average length of aircraft flight (miles)....................	471	403	16.9%
Block hours (thousands) (4)...................................	274	247	10.9%
Actual aircraft in fleet at end of period....................	212	178	19.1%
Average daily utilization of each aircraft (5)..............	7 hr 34 min	7 hrs 53 min	(4.1%)
Controllable completion factor (6)...........................	99.8%	99.8%	-
Completion factor................................................	98.4%	99.1%	(0.7	pts)

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(6)	Controllable completion factor is the actual number of completed flights, excluding cancelled flights due to weather and air traffic control, divided by the number of scheduled flights.

LIQUIDITY AND CAPITAL COMMITMENTS

            Our primary sources of liquidity are cash flow provided from our operations.  For the three and six months ended June 30, 2003, our operations provided $43.9 million and $107.5 million, respectively, in cash flow.  This compares with $50.3 million and $79.3 million for the same periods in 2002.  Although our operations - as measured by available seat miles (ASM) - have grown over 29% (year-to-date), our costs have not increased ratably as a result of our continuing efforts to reduce costs and to operate as efficiently as possible.  We continuously endeavor to provide cost effective services to Continental and to remain as competitive as possible compared to other regional air carriers.  However, we cannot ensure that our future costs will not increase significantly, due to factors beyond our control.  For a detailed discussion regarding potential impacts to our future costs, please see “Future Costs” included in this section below.

            During the first half of the year for 2003, we spent $22.5 million in flight and ground equipment.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to software application and automation projects, facility improvements, maintenance and ground equipment) to be approximately $30.0 million, in order to support our planned fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

            On May 23, 2003, we entered into a loan agreement in which Export Development Canada (“EDC”) advanced $10.7 million to us and committed to advance up to an additional $7.3 million, subject to certain conditions.  The loan is secured by certain of our flight simulators and related flight simulator and flight data software and other equipment related to the simulators.  We utilized the $10.7 million advance to reduce the principal under our note payable to Continental.  The amount due to EDC accrues interest at the forward six-month LIBOR plus 1.75% per annum.  The terms of each advance to us are 96 months.  The financing arrangement has customary representations, warranties and covenants.  Additionally, Continental guaranteed this loan, and a default under the guarantee would cause an acceleration of the loan.

            Our balance on our note payable to Continental on June 30, 2003 is $227.0 million.  In addition to the required quarterly principal and interest payments on our note on June 30 and the use of the advance described in the paragraph above, during the first six months ended June 30 2003, we made voluntary pre-payments of our required principal and interest payments for September 30, 2003 and March 31, 2004 and partial pre-payments of our required principal for June 30, 2004 totaling $66.0 million.  We do not anticipate that we will not be able to meet future obligations related to the terms of this promissory note.  Additionally, we do not have any restrictions on our ability to incur additional indebtedness in the future under our promissory note with Continental.

            As of June 30, 2003, we also had approximately $5.5 million (including current maturities) of capital lease obligations.

            Other than the financing activities described above, we do not have any other sources of long-term borrowings or available lines of credit.

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

            Beginning on July 1, 2003, Continental can provide at any time a 12 months notice of its intention to reduce the number of our regional jets covered by our capacity purchase agreement with them.  Under this provision, Continental is entitled to decline capacity with respect to any regional jets subject to our firm orders that Embraer has not delivered to us and up to 25%, over any rolling three-year period, of our regional jets that have been delivered under an agreed upon methodology.  If Continental reduces its commitment and its utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  While we have no reason to believe, based on information currently available, that Continental will reduce its commitment or capacity under the capacity purchase agreement, there can be no assurance that such circumstances will not occur in the future.

Purchase Commitments

            As of June 30, 2003, we had firm commitments to acquire 62 Embraer regional jets.  The estimated aggregate cost of these firm commitments is approximately $1.2billion.  In addition, we expect to purchase up to 12 spare engines for approximately $32.9 million through the second quarter of 2006 related to the remaining aircraft on firm order.  We currently do not have any financing in place for these spare engines.  We also have options to purchase an additional 100 Embraer regional jets.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.

Aircraft Leases

            We have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2019.  As of June 30, 2003, our expected total minimum annual rental payments for 2003 under current and future non-cancelable aircraft operating leases are approximately $249.3 million.  A substantial portion of our aircraft is leased directly by Continental from third parties, and is in turn subleased to us.  Continental defaulting under the current lease arrangements may adversely affect our access to our current and future aircraft.  For detailed discussion regarding our delivery arrangements for our future aircraft, please see our discussion on “Aircraft Leases” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contained in our 2002 10-K.

Contractual Obligations and Commercial Commitments

            The following table summarizes the expected effect our debt and other contractual obligations have on our cash flows in the future periods.  This is an update of material changes to these commitments as discussed in Part II.  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Commitments- Contractual Obligations and Commercial Commitments” table in our 2002 10-K (in millions):

		Payments Due

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	Over 5 Years

Note payable to Continental Airlines (1) ..............................	$238.7	$45.3	$193.4	$-	$-
Other long-term debt (2) ..........	12.7	0.7	2.5	4.9	4.6

Total contractual cash obligations.............................	$251.4	$46.0	$195.9	$4.9	$4.6

(1)

Our quarterly payment for principal and interest on our note payable to Continental is $27.9 million, to be paid through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full.  In May 2003, we used the $10.7 million proceed under our financing arrangement with EDC to reduce our principal owed to Continental.  On June 30, 2003, we also made a discretionary prepayment of $40.0 million, which was applied to our March 31, 2004 payment and a portion of our June 30, 2004 payment.  The expected effect of our note payable on our cash flows is calculated based on the forward three-month LIBOR on June 27, 2003 plus 1.25% per annum and based on our current principal balance.  It includes principal payments of $227.0 million and estimated interest payments of $11.7 million over the remaining life of the note payable.  See Note 6 – Long-term Debt in our Notes to Consolidated Financial Statements.

(2)

Other long-term debt represents our obligations for the first advance received under our loan agreement with EDC.  On May 23, 2003, EDC advanced $10.7 million to us and committed to advance up to an additional $7.3 million, subject to certain conditions.  The term of each advance is 96 months.  See Note 6 – Long-term Debt in our Notes to Consolidated Financial Statements.  The expected effect of our financing arrangement with EDC on our future cash flow is calculated based on the forward six- month LIBOR on June 27, 2003 plus 1.75% per annum.

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

Future Costs

            We remain committed to controlling our costs through continually identifying and executing cost saving initiatives; however, we believe that our costs may still be adversely affected in the future by:

•

Changes in wages, salaries and related fringe benefit costs.  We are currently engaged in labor negotiations with our pilots.  At this time we cannot predict the outcome of these negotiations.  Additionally, we believe that our fringe costs may change considering rising health care costs and updating our assumptions used for these costs based on actual medical claims.

•	Changes in the costs of materials and outside services.
•	Changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements.
•

Higher aircraft ownership costs as new aircraft are delivered to the extent these aircraft are not covered by the capacity purchase agreement or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements.

•

Changes in cost of services currently provided by Continental at fixed rates under the capacity purchase agreement, which will be renegotiated in 2004 and become effective on January 1, 2005.  Even though Continental owns more than 50% of our common stock, we believe that Delaware law provides safeguard with respect to transactions with interested parties.  In addition, under the capacity purchase agreement, if Continental and we cannot reach an agreement on the new rates, we will undergo arbitration with a third party.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

            We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.  See the Notes to Consolidated Historical Financial Statements included in our 2002 10-K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Effective January 1, 2001, we entered into the capacity purchase agreement, which expires December 31, 2010 (subject to extensions by Continental through 2030 and its right to terminate the agreement without cause after January 1, 2007 upon 12 months' notice or for cause at any time), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur an expense equal to the lower of the actual cost of the fuel or an agreed-upon cap.  Our fuel expense for 2002 was the lower of the actual cost of fuel or 61.1 cents per gallon, and thereafter is the lower of the actual cost of fuel or 66.0 cents per gallon.  For the three and six months ended June 30, 2003, our cost of fuel was 66.0 cents per gallon versus 61.1 and 60.3 for the same periods in 2002.  Under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.

Interest Rates

            As of June 30, 2003, we had firm commitments to acquire 62 Embraer regional jets, which we expect to lease from Continental.  Changes in interest rates may impact the actual cost to us for the related leasing transactions in the future.  However, under our capacity purchase agreement, our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential exposure with respect to our note payable to Continental, which bears interest at a floating rate of the three-month LIBOR plus 1.25% per annum capped at 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004.  Beyond 2004 there is no cap on the interest rate.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates up to the capped rate or by one percentage point for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $1.6 million and $0.8 million (capped) in interest expense for the six months ended June 30, 2003 and 2002.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

Item 4.  Controls and Procedures

            On July 15, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  They concluded that the controls and procedures were effective.  Additionally, we have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since July 15, 2003.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

                   None.

Item 2.        Changes in Securities and Use of Proceeds.

                   None.

Item 3.        Defaults Upon Senior Securities.

                   None.

Item 4.        Submission of Matters to a Vote of Security Holders.

            The Company’s Annual Meeting of Stockholders was held on May 7, 2003.  Janet Clarke was elected to our Board of Directors as a Class II director with 48,994,973 votes for and 8,996,120 votes withheld.  A proposal to approve the Company’s 2002 Stock Incentive Plan was approved with 55,252,061 votes for, 2,723,588 against, 15,444 abstentions and 4,442,557 broker non-votes.  A proposal to approve the Company’s 2003 Employee Stock Purchase Plan was approved with 57,919,146 votes for, 57,328 against, 14,619 abstentions and 4,442,557 broker non-votes.  Ratification of Ernst & Young LLP as our independent auditors received 57,824,343 votes for, 155,413 against, 11,337 abstentions and 4,442,557 broker non-votes.

Item 5.        Other Information.

                   None.

Item 6.        Exhibits and Reports on Form 8-K.

                    (a)     Exhibits:

99.1	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Executive Officer.
99.2	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Financial Officer.

                    (b)     Reports on Form 8-K:

(i)

Report dated April 1, 2003 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release announcing March and year-to-date capacity and traffic performance.

(ii)

Report dated April 15, 2003 reporting Item 9.  “Regulation FD Disclosures”.  No financial statements were filed with this report, which included (a) a press release reporting earnings for the first quarter ended March 31, 2003, (b) a reconciliation of our non-GAAP financial measure disclosed in our annual report on Form 10-K for the year ended December 31, 2002, and (c) information relating to a Form 8-K filed by Continental Airlines, Inc. and its financial outlook for 2003.  The Form 8-K included information regarding Continental Airlines, Inc. estimates for available seat miles growth, fuel gallons consumed and load factors for its Continental Express operations.

(iii)

Report dated May 1, 2003 reporting Item 5. “Other Events”.  No financial statements were filed with this report, which included a press release announcing April and year-to-date capacity and traffic performance.

(iv)

Report dated June 2, 2003 reporting Item 5. “Other Events”.  No financial statements were filed with this report, which included a press release announcing May and year-to-date capacity and traffic performance.

(v)

Report dated June 5, 2003 reporting Item 9.  “Regulation FD Disclosure”. No financial statements were filed with this report, which included information relating to a Form 8-K filed by Continental Airlines, Inc. and its financial outlook for the remainder of 2003.  The Form 8-K included information regarding Continental Airlines, Inc. estimates for available seat miles growth, fuel gallons consumed and load factors for its Continental Express operations.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: July 17, 2003	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

Date: July 17, 2003	/s/ Phung Ngo-Burns
Phung Ngo-Burns Senior Director and Controller (Principal Accounting Officer)

CERTIFICATIONS
I, James B. Ream, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of ExpressJet Holdings, Inc;
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

Date: July 17, 2003	/s/James B. Ream
James B. Ream President and Chief Executive Officer

CERTIFICATIONS
I, Frederick S. Cromer, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of ExpressJet Holdings, Inc;
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

Date: July 17, 2003	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

99.1	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Executive Officer.
99.2	Section 906 certification of periodic financial reports of ExpressJet Holdings, Inc. by Chief Financial Officer.