Form 10-Q
period 2003-09-30
EXPRESSJET HOLDINGS INC
filed 2003-10-20
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
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

Yes	X	No

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of October 14, 2003, 54,164,875 shares of common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

EXPRESSJET HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,

	2003	2002

Operating Revenue................................................	$343,629	$270,149

Operating Expenses:
Wages, salaries and related costs.....................	73,703	58,075
Aircraft rentals.................................................	64,205	50,688
Aircraft fuel......................................................	38,288	26,046
Maintenance, materials and repairs....................	33,508	24,070
Other rentals and landing fees...........................	27,267	21,207
Ground handling...............................................	23,614	18,429
Outside services..............................................	5,829	4,934
Depreciation and amortization...........................	5,265	6,088
Aircraft related and other insurance....................	1,987	4,678
Other operating expenses.................................	22,984	18,549

	296,650	232,764

Operating Income..................................................	46,979	37,385

Nonoperating Income (Expense):
Interest expense, net........................................	(2,578)	(3,153)
Interest income................................................	455	845
Capitalized interest...........................................	298	234
Other, net........................................................	(15)	62

	(1,840)	(2,012)

Income before Income Taxes and Dividends.............	45,139	35,373
Income Tax Expense.............................................	17,328	13,724

Income before Dividends........................................	27,811	21,649

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary....................................................	-	(173)

Net Income...........................................................	$27,811	$21,476

Basic Earnings per Common Share........................	$0.48	$0.34

Diluted Earnings per Common Share.......................	$0.48	$0.34

Shares Used in Computing Basic Earnings per Common Share................................................	58,069	64,000
Shares Used in Computing Diluted Earnings per Common Share................................................	58,132	64,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended September 30,

	2003	2002

Operating Revenue................................................	$970,494	$805,094

Operating Expenses:
Wages, salaries and related costs.....................	209,000	176,142
Aircraft rentals.................................................	182,911	145,662
Aircraft fuel......................................................	103,841	72,986
Maintenance, materials and repairs....................	96,657	72,584
Other rentals and landing fees...........................	74,983	64,681
Ground handling...............................................	65,824	54,851
Outside services..............................................	21,939	16,561
Depreciation and amortization...........................	14,911	21,900
Aircraft related and other insurance....................	4,076	13,850
Security fee reimbursement...............................	(3,034)	-
Other operating expenses.................................	63,974	56,551

	835,082	695,768

Operating Income..................................................	135,412	109,326

Nonoperating Income (Expense):
Interest expense, net........................................	(6,770)	(11,294)
Interest income................................................	1,493	2,937
Capitalized interest...........................................	846	833
Other, net........................................................	(46)	108

	(4,477)	(7,416)

Income before Income Taxes and Dividends.............	130,935	101,910
Income Tax Expense.............................................	50,303	39,631

Income before Dividends........................................	80,632	62,279

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary....................................................	(352)	(319)

Net Income...........................................................	$80,280	$61,960

Basic Earnings per Common Share........................	$1.29	$1.03

Diluted Earnings per Common Share.......................	$1.29	$1.03

Shares Used in Computing Basic Earnings per Common Share................................................	62,001	60,081
Shares Used in Computing Diluted Earnings per Common Share................................................	62,005	60,081

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30,	December 31,
	2003	2002

	(Unaudited)
Current Assets:
Cash and cash equivalents.........................	$168,283	$120,930
Restricted cash.........................................	3,200	-
Accounts receivable, net............................	2,911	1,526
Amounts due from Continental Airlines, Inc.	2,746	17,419
Spare parts and supplies, net.....................	25,750	26,842
Prepayments and other..............................	13,129	10,775
Deferred income taxes...............................	-	2,299

Total Current Assets...............................	216,019	179,791

Property and Equipment:
Owned property and equipment:
Flight equipment.....................................	189,545	188,366
Other.....................................................	99,488	89,859

	289,033	278,225
Less: Accumulated depreciation.............	(57,110)	(68,130)

	231,923	210,095

Capital Leases:
Flight equipment.....................................	10,643	10,643
Other.....................................................	4,342	4,358

	14,985	15,001
Less: Accumulated amortization.............	(3,303)	(2,518)

	11,682	12,483

Total Property and Equipment..................	243,605	222,578

Deferred Income Taxes...................................	11,077	8,835
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net.............	12,789	12,789
Airport Operating Rights, net...........................	4,505	4,693
Note Receivable.............................................	5,000	5,000
Other Assets, net...........................................	4,567	462

Total Assets..........................................	$497,562	$434,148

(continued on next page)

EXPRESSJET HOLDINGS, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	September 30,	December 31,
STOCKHOLDERS' EQUITY	2003	2002

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt and Capital leases....................................................	$2,864	$2,174
Current maturities of note payable to Continental Airlines, Inc........................................	66,722	73,551
Accounts payable...................................................	3,752	8,153
Accrued payroll and related costs............................	36,069	18,260
Accrued other liabilities...........................................	52,810	45,648
Deferred income taxes............................................	48,620	-

Total Current Liabilities.........................................	210,837	147,786

Long-term Debt and Capital Leases...............................	24,385	9,394

Note Payable to Continental Airlines, Inc.......................	153,064	251,961

4.25% Senior Convertible Notes due 2023......................	137,200	-

Other Long-term Liabilities............................................	10,295	9,705

Stockholders’ Equity (Deficit):
Special Voting Preferred stock - $.01 par, one share authorized, issued, and outstanding.............	-	-
Preferred stock - $.01 par, one share authorized, issued, and outstanding......................	-	-
Common stock - $.01 par, 200,000,000 shares authorized, 54,164,875 and 64,000,000 shares issued and outstanding........................................	542	640
Additional paid-in capital..........................................	159,807	159,743
Accumulated deficit................................................	(198,568)	(145,081)

Total Stockholders’ Equity (Deficit)........................	(38,219)	15,302

Total Liabilities and Stockholders’ Equity (Deficit)............................................................	$497,562	$434,148

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.,  AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,

	2003	2002

Net Cash Flows from Operating Activities.......................	$170,756	$129,890

Cash Flows from Investing Activities:
Capital expenditures................................................	(38,168)	(38,513)
Proceeds from the transfer of flight equipment to Continental Airlines, Inc. ......................................	1,621	15,341
Proceeds from disposition of equipment.....................	145	1,424

Net cash used in investing activities.......................	(36,402)	(21,748)

Cash Flows from Financing Activities:
Gross proceeds from convertible debt offering.............	137,200	-
Repurchase of common stock..................................	(133,770)	-
Proceeds from long-term debt...................................	17,297	-
Gross proceeds from issuance of common stock.......	-	160,000
Payments related to IPO underwriting discounts and other expenses..............................................	(34)	(14,612)
Payments on note payable to Continental Airlines, Inc......................................................................	(105,726)	(176,800)
Payments on capital lease obligations.......................	(1,616)	(1,506)
Dividends paid on mandatorily redeemable preferred stock...................................................................	(352)	(319)

Net cash used in financing activities.......................	(87,001)	(33,237)

Net Increase in Cash and Cash Equivalents....................	47,353	74,905

Cash and Cash Equivalents – Beginning of Period...........	120,930	71,877

Cash and Cash Equivalents – End of Period ...................	$168,283	$146,782

Supplemental Cash Flow Information:
Interest paid............................................................	$5,717	$11,294
Income taxes paid...................................................	$144	$8,107

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            We are a regional U.S. air carrier engaged in the business of transporting passengers, cargo and mail.  Our principal asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as Continental Express (together, "ExpressJet", "we", "us" and "our").  We are economically dependent upon Continental Airlines, Inc. (“Continental”) for our operations and cash flows as all of our flying is currently performed on behalf of Continental pursuant to a capacity purchase agreement, and substantially all of our revenue is received under such agreement.  In addition, this capacity purchase agreement covers all of our existing fleet and our regional jets currently subject to firm aircraft orders.  As of September 30, 2003, Continental owned 30.9% of our outstanding common stock and one share of our series of preferred stock designated special voting preferred stock. Pursuant to its rights, Continental has elected three directors to our board of directors (“Board”), and thus can indirectly influence many of our corporate decisions.

            We have prepared the unaudited quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Some required information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations.  In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position, the results of our operations and our cash flows for the periods indicated.  These adjustments are of a normal, recurring nature.  All intercompany transactions have been eliminated in consolidation.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

            Certain reclassifications have been made in the prior period’s financial statements to conform to the current year presentation.

Note 1 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2003	2002	2003	2002

Numerator for basic earnings per share – net income..................................................	$27,811	$21,476	$80,280	$61,960

Denominator for basic earnings per share - weighted average shares.........................	58,069	64,000	62,001	60,081
Employee stock options...............................	63	-	4	-

Denominator for diluted earnings per share - adjusted and assumed conversions..........	58,132	64,000	62,005	60,081

            Options to purchase 971,000 and 975,500 shares of our common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003 and 984,500 shares for the three and nine months ended September 30, 2002.  These options' exercise prices were greater than the average market price of the common shares.  Furthermore, we also excluded approximately 7.5 million shares of potential common stock equivalents related to our senior convertible notes (see Note 8 – 4.25% Senior Convertible Notes due 2023) from our computation of diluted earnings per share for the three and nine months ended September 30, 2003 as these shares are not currently convertible in accordance with the terms of the notes.

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

           The following tables illustrate the effect on net income and earnings per share assuming the compensation costs for our stock option and purchase plans had been determined using the fair value method at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standard No. 123 – “Accounting for Stock-Based Compensation” for the three and nine months ended September 30, 2003 and 2002 (in thousands, except for per share data):

	Three Months Ended September 30,

	2003	2002

Net income as reported................................................	$27,811	$21,476
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net ...................................................	(616)	(815)

Pro forma....................................................................	$27,195	$20,661

Basic earnings per share
As reported ...........................................................	$0.48	$0.34
Pro forma...............................................................	$0.47	$0.32

Diluted earnings per share
As reported ...........................................................	$0.48	$0.34
Pro forma...............................................................	$0.47	$0.32

	Nine Months Ended September 30,

	2003	2002

Net income as reported................................................	$80,280	$61,960
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net ...................................................	(2,080)	(1,712)

Pro forma....................................................................	$78,200	$60,248

Basic earnings per share
As reported ...........................................................	$1.29	$1.03
Pro forma...............................................................	$1.26	$1.00

Diluted earnings per share
As reported ...........................................................	$1.29	$1.03
Pro forma...............................................................	$1.26	$1.00

            The pro forma effect on net income per share is not representative of the pro forma effects in future periods.

            On May 7, 2003, our stockholders approved the 2003 ExpressJet Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which authorized the sale of one million shares of our common stock in accordance with the ESPP.  Under the plan, all of our employees are eligible to purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of the purchase period.  Our first purchase period began on July 1, 2003.  Employees may sell shares obtained under the ESPP six months after the end of the plan period in which the shares were purchased.

Note 4 – Security Fee Reimbursement

            On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriation Act 2003 (“Wartime Act”), which was included as part of a larger bill to fund the war in Iraq.  Highlights of the Wartime Act affecting us are as follows:

·

$2.3 billion for reimbursement of airline security fees that had been paid or collected by airlines as of date of enactment.  This means reimbursement for fees paid from February 1, 2002 through April 16, 2003, as well as prospective relief from June 1 to September 30, 2003.

·	$100 million was authorized to reimburse carriers for installing fortified flight deck doors.
·	Aviation war risk insurance was extended for one year to August 2004.

            In May 2003, we received $3.0 million pursuant to the reimbursement of security fees under the Wartime Act.  However, as the reimbursement for expenses received under this relief package represent fully reconciled costs under the capacity purchase agreement, we distributed 100% of the funds received to Continental.  For detailed discussion of fully reconciled costs, please see Note 2, “Capacity Purchase Agreement with Continental Airlines”, in Item 8 of the 2002 10-K.  The net impact of this reimbursement was immaterial to our results of operations.  In September 2003, we also received $0.6 million for reimbursement of costs related to installation of the fortified flight deck doors pursuant to the Wartime Act.  The amount received was used to reduce our property and equipment where the costs were capitalized.

Note 5 – Commitments and Contingencies

Purchase Commitments

            As shown in the following table, our aircraft fleet consisted of 218 regional jets at September 30, 2003.  Our aircraft purchase orders and options as of September 30, 2003 are also shown below.

Type	Total Aircraft	Leased	Firm Orders	Options	Seats in Standard Configuration

Regional Jets:
ERJ-145XR.............	48	48	56	100	50
ERJ-145.................	140	140	-	-	50
ERJ-135.................	30	30	-	-	37

Total....................	218	218	56	100

            We anticipate taking delivery of 36 Embraer regional jet aircraft in 2003 (30 of which were delivered during the nine months ended September 30, 2003) and the remainder of our 56 firm orders through the second quarter of 2006.

            As of September 30, 2003, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $1.1 billion.  In addition, we expect to purchase up to 11 spare engines for approximately $30.8 million related to the 56 remaining aircraft on firm order.  These spare engines are deliverable through the second quarter of 2006.  We also have options to purchase an additional 100 Embraer regional jets.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  Furthermore, we currently do not have any financing in place for the 11 spare engines and would have no obligation to acquire the spare engines if for any reason the firm order aircraft were not delivered to us.

General Guarantees and Indemnifications

            We are a party to many contracts in which we agree to indemnify third parties for liabilities that arise out of or relate to the subject matter of the contract.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect that we would be covered by insurance for any such liabilities, subject to deductibles.

Note 6 – Long-term Debt and Capital Leases

            As of September 30, 2003, long-term debt and capital leases, including current maturities, totaled $27.2 million, which consisted of $17.3 million of secured debt owed to Export Development Canada (“EDC”), mandatorily redeemable preferred stock of subsidiary of $5.0 million and capital leases of $4.9 million.

            We are party to a loan agreement in which EDC advanced to us $10.7 million on May 23, 2003 and $6.6 million on September 30, 2003.  The loan is secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We utilized all of the proceeds from the advances to reduce the principal under our note payable to Continental.  The amount due to EDC accrues interest at the forward six-month London interbank offered rate (“LIBOR”) plus 1.75% per annum.  The term of each advance to us is 96 months.  The financing arrangement has customary representations, warranties and covenants.  Additionally, Continental is the guarantor of this loan, and a default under the guarantee would cause an acceleration of the loan.

Note 7 – Note Payable to Continental Airlines, Inc.

            As of September 30, 2003, our note payable to Continental, including current maturities, was $219.8 million.  Our note payable to Continental accrues interest based on the forward three-month LIBOR plus 1.25% per annum, subject to a cap of 5.4% in 2003 and 6.7% in 2004.  There is no interest rate cap after 2004.  Our quarterly payment on our note payable to Continental for principal and interest is $27.9 million, to be paid through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full.  During the nine months ended September 30, 2003, we made discretionary principal and interest prepayments of $83.3 million.  We also made quarterly principal and interest payments, net of prepayments made in prior periods, to the extent required on March 31, June 30 and September 30, 2003.  The note payable to Continental is an unsecured general obligation of our company and is subordinated in right of payment to all of our future senior indebtedness.

Note 8 – 4.25% Senior Convertible Notes due 2023

            During the third quarter of 2003, we completed the private placement of $137.2 million senior convertible notes due 2023, which were resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. Cash interest is payable on the notes at a rate of 4.25% per year on the principal amount at maturity, payable semiannually in arrears on February 1 and August 1 of each year, beginning February 1, 2004.  The aggregate amount of the principal will be due on August 1, 2023.  ExpressJet Airlines, Inc., our indirect wholly owned subsidiary, guaranteed the notes on an unsecured senior basis. The notes and the notes guarantee are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness. The notes and the notes guarantee are junior to any of our secured obligations and the secured obligations of our wholly owned subsidiaries to the extent of the collateral pledged.

            The notes are convertible into shares of our common stock at a conversion rate of 54.9451 shares per $1,000 in principal amount at maturity of the notes.  This conversion rate is subject to adjustment in certain circumstances.  Holders of the notes may convert all or a portion of their notes into shares of our common stock under the following circumstances: (i) at any time during or after any fiscal quarter commencing after September 30, 2003 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the fiscal quarter prior to such quarter is greater than 120% of the conversion price per share of common stock on such last day; (ii) subject to certain exceptions, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each of the five trading days was less than 98% of the product of the closing sales price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes; (iii) if the notes have been called for redemption; or (iv) upon the occurrence of specified corporate transactions.

            We can redeem the notes, in whole or in part, beginning on August 4, 2008, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid cash interest, if any. The holders of the notes may require us to repurchase the notes on August 1, 2008, August 1, 2013 and August 1, 2018 (“Redemption Dates”) at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.  While we can choose to pay the repurchase price for any such notes in cash, in shares of common stock or any combination thereof, should we be required to redeem the notes at any of the Redemption Dates, we intend to satisfy that requirement in cash.  We filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on October 8, 2003, covering the resale of the notes and the underlying common stock for the security holders named therein.

            Proceeds, net of initial purchasers’ fees, from the offering totaled $133.8 million, which were used to repurchase 9,835,125 shares of our common stock from Continental at $13.60125 per share pursuant to a stock repurchase agreement with Continental.  After this repurchase, Continental’s beneficial ownership interest of our common stock decreased to below 50%.  See “Note 9 - Stockholders’ Deficit” and “Relationship with Continental” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for detailed discussion of the change in Continental’s beneficial ownership interest of our common stock during the third quarter of 2003.

            Repayment of the convertible notes is jointly and severally guaranteed on an unconditional basis by ExpressJet Airlines, Inc., our indirect wholly owned subsidiary. Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on the ability of such subsidiary to transfer funds to us in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to us in certain circumstances.

            Separate financial statements of ExpressJet Airlines, Inc. are not included herein because the aggregate assets, liabilities, earnings, and equity of that subsidiary are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis; ExpressJet Airlines, Inc. is jointly and severally liable for the repayment of the notes; and the separate financial statements and other disclosures concerning ExpressJet Airlines, Inc. are not deemed by us to be material to investors.

            The amount of all scheduled debt and capital lease maturities, as described in Notes 6, 7 and 8 above, due before December 31, 2003 and over the next five years and thereafter is as follows (in millions):

October 1, 2003 through December 31, 2003..................................	$27.4
Year ending December 31,
2004........................................................................................	$69.4
2005........................................................................................	$110.2
2006........................................................................................	$19.5
2007........................................................................................	$2.5
2008........................................................................................	$140.9
Thereafter...............................................................................	$14.3

            The table above assumes the senior convertible notes will be due on August 1, 2008, the earliest date the holders of the notes may require us to repurchase the notes.

Note 9 – Stockholders’ Deficit

            As discussed in “Note 8 - 4.25% Senior Convertible Notes due 2023”, the proceeds, net of initial purchasers’ fees, from our senior convertible notes offering of $133.8 million were used to repurchase 9,835,125 shares of our common stock owned by Continental.  The common stock repurchased is recorded as a reduction to the par value of shares being retired, and retained earnings are reduced by the difference between the cost of the shares and their par value.  As a result of this retirement of our common stock, we recorded a $133.8 million reduction to our retained earnings and our common stock outstanding was reduced from 64,000,000 shares to 54,164,875 shares.  See further discussion at “Relationship with Continental” within Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding Continental’s beneficial ownership in our company.

Note 10 – New Accounting Pronouncements

            Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), significantly changed current practice in the accounting for, and disclosure of, guarantees.  Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Interpretation 45 also expanded the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued.  Interpretation 45’s disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We adopted Interpretation 45 effective January 1, 2003, which did not have a material impact on our results of operations or financial position.

            In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”).  The objective of Interpretation 46 was to improve financial reporting by companies involved with variable interest entities.  Prior to the effectiveness of Interpretation 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  Interpretation 46 changed that standard by requiring a variable interest entity to be consolidated by a company if that company was subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity's residual returns or both.  The consolidation requirements of Interpretation 46 applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements applied to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Our adoption of Interpretation 46 did not have a material impact on our results of operations or financial position as we do not have activities with any entities that would fall under this interpretation.

            On July 1, 2003, we adopted Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity".  Upon adoption, we reclassified our mandatorily redeemable preferred stock of subsidiary of $5.0 million to long-term debt.  We also began to recognize dividends declared related to our mandatorily redeemable preferred stock of subsidiary as interest expense.  This standard has no other impact on our results of operations or financial condition.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion may contain forward-looking statements. ExpressJet Holdings, Inc., and its wholly owned subsidiaries, XJT Holdings, Inc., and ExpressJet Airlines, Inc., which operates as Continental Express (together “ExpressJet”, “we”, “us”, and “our”), rely on this safe harbor in making these disclosures.  These statements are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events. There are a number of factors that could cause actual results to differ materially from those in the forward-looking statements. Some of the known risks that could significantly impact our results include, but are not limited to, our dependence on our capacity purchase agreement with Continental Airlines, Inc. (“Continental”); our dependence on Continental’s financial and operational strength; labor costs and relations, including the results of union contract negotiations; flight disruptions as a result of operational matters; deliveries of additional aircraft; our ability to implement our growth strategy; regulatory developments and costs, including the costs and other effects of enhanced security measures and other possible regulatory requirements; our high leverage; and competition and industry conditions. Additional information concerning risk factors that could affect our actual results are described in our filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”).  The events described in the forward-looking statements might not occur or might occur to a materially different extent than described herein.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2003 as compared to the corresponding periods ended September 30, 2002.

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

            The following table sets forth information regarding our operating expense components.  Individual operating expense components are expressed as a percentage of our total operating revenues and as cents per available seat mile (“ASM”).

	Three Months Ended September 30,

	2003			2002

		Percent	Cents		Percent	Cents
		of	per		of	Per
	Amount	Revenue	ASM	Amount	Revenue	ASM

	(In thousands)			(In thousands)

Wages, salaries and related costs...	$73,703	21.4%	3.25	$58,075	21.5%	3.63
Aircraft rentals..................................	64,205	18.7%	2.83	50,688	18.8%	3.17
Aircraft fuel.......................................	38,288	11.1%	1.69	26,046	9.6%	1.63
Maintenance, materials and repairs..	33,508	9.8%	1.48	24,070	8.9%	1.51
Other rentals and landing fee...........	27,267	7.9%	1.20	21,207	7.9%	1.33
Ground handling................................	23,614	6.9%	1.04	18,429	6.8%	1.15
Outside services...............................	5,829	1.7%	0.26	4,934	1.8%	0.31
Depreciation and amortization...........	5,265	1.5%	0.23	6,088	2.3%	0.38
Aircraft related and other insurance	1,987	0.6%	0.09	4,678	1.7%	0.29
Other operating expenses................	22,984	6.7%	1.00	18,549	6.9%	1.16

	$296,650	86.3%	13.07	$232,764	86.2%	14.56

            Although most of the individual expense components have increased during the three months ended September 30, 2003 as compared to the same period in 2002, the table above demonstrates increased efficiencies in our operations.  We have grown by 41.9%, as measured by ASMs, while our costs have not increased ratably as a result of our continuing efforts to reduce costs and to operate as efficiently as possible.  We continuously endeavor to provide Continental cost effective services and to remain as competitive as possible compared to other regional air carriers.

General

            We currently receive primarily all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us per scheduled block hour together with certain incentive payments and reimbursements.  Our 13.7% operating margin included the benefits of productivity savings related to labor and $3.0 million in performance incentive payments derived from the capacity purchase agreement.  The performance incentive payments were made to us primarily due to our high controllable completion factor (excluding weather and air traffic control cancellations) of 99.7% for the third quarter 2003 as compared to our historical controllable completion factor of 98.6%.

            Under the capacity purchase agreement, a substantial portion of our costs are reconciled for differences between our actual costs and the expected costs included in our block hour rates to allow us to operate within an operating margin band of 8.5% to 11.5% ("costs within the margin band”).  During the third quarter, our actual costs within the margin band were favorable to the estimates used in the block hour rates; thus, our operating margin under the capacity purchase agreement before reconciliation payments exceeded 11.5%.  The favorable results were primarily due to savings in maintenance, material and repairs, passenger servicing costs and other operating expenses.  Consequently, during the three months ended September 30, 2003 and 2002 we made reconciliation payments to Continental totaling $10.0 million and $7.7 million.

Operating Revenue

            The increase in our operating revenue during the three months ended September 30, 2003 as compared to the same period in 2002 was primarily due to a 29.3% increase in actual block hours flown.

Operating Expenses

            The increase in our wages, salaries and related costs during the three months ended September 30, 2003 as compared to the same period in 2002 was due primarily to the following factors:

·

increases in our work force to support the growth in our operations and rate increases for certain employees in accordance with their collective bargaining agreements.  The total increase due to these factors was approximately $10.4 million; and

·

$5.2 million from higher employee benefit costs as a result of increases in medical costs.  We expect the cost to provide health and medical benefits to our employees will continue to increase for the remainder of the year.

            We are currently engaged in labor negotiations with our pilots, who are represented by the Air Line Pilots Association, International, in connection with a collective bargaining agreement that became amendable in October 2002.  We have also begun labor negotiations with our mechanics, who are represented by the International Brotherhood of Teamsters, in connection with a collective bargaining agreement that will be amendable in February 2004.  At this time, we cannot predict the impact these negotiations will have on our financial results.

            The increase in aircraft rentals during the three months ended September 30, 2003 as compared to the same period in 2002 was due to an increase in the number of regional jets in our fleet, which have higher average rental rates than turboprop aircraft.  This increase was offset by $3.0 million as a result of the elimination of turboprop aircraft from our fleet.

            The increase in aircraft fuel expense during the three months ended September 30, 2003 as compared to the same period in 2002 was due to a 36.2% increase in fuel consumption and an 8.0% increase in fuel price.  This consumption increase was the result of replacing turboprop aircraft with regional jets, which have a higher fuel burn rate, as well as an increase in block hours flown.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price equal to the lower of the actual cost of fuel or the agreed-upon cap.  Our caps on fuel are 66.0 cents and 61.1 cents for 2003 and 2002.  The 8.0% fuel price increase was the result of the difference between our fuel cap in 2003 as compared to 2002.

            The increase in maintenance, materials and repairs during the three months ended September 30, 2003 as compared to the same period in 2002 was primarily due to a 41.8% increase in jet flight hours and a 5.5% increase in rate per flight hour related to our power-by-the-hour contracts.  The remaining change is due to an increase in general maintenance expense to support the continuing growth of our fleet.

            The increase in other rentals and landing fees during the three months ended September 30, 2003 as compared to the same period in 2002 was primarily due to a $3.9 million increase in landing fees as a result of a 20.8% increase in landing weights and a 9.8% increase in rates per landing weight at various airport facilities.  Additionally, as a result of Cleveland Airport Authority’s annual reconciliation, we recorded a one-time landing fee expense of approximately $1.2 million in September 2003.

            The increase in other operating expenses during the three months ended September 30, 2003 as compared to the same period in 2002 was primarily due to the following factors:

·	$0.9 million increase in passenger liability insurance;
·	approximately $0.7 million increase in airport facility related expenses such as cleaning, maintenance, utilities and supplies;
·	$0.8 million increase due to higher fuel tax as a result of higher fuel consumption; and
·

$0.4 million of government grant received in the third quarter of 2002 pursuant to the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”) that was recorded as an expense credit.

Nonoperating Expenses

            Our interest expense is primarily related to our loan agreement with Export Development Canada (“EDC”), our note payable to Continental and our senior convertible notes.  Our loan agreement with EDC accrues interest at the forward six-month London interbank offered rate (“LIBOR”) plus 1.75% per annum.  Our note payable to Continental bore an annual interest rate of 2.4% and 3.1% for the three months ended September 30, 2003 and 2002.  Under our note payable to Continental, the interest rate was set at the three-month LIBOR plus 1.25% per annum, subject to a cap of 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004.  There is no interest rate cap after 2004.  The interest rate on our senior convertible notes is 4.25% per annum. The decrease in interest expense during the three months ended September 30, 2003 as compared to the same period in 2002 was primarily due to a decrease in our note payable balance to Continental from $395.5 million at the beginning of the third quarter in 2002 to $227.0 million at the beginning of third quarter in 2003.  This decrease was partially offset by increases in interest expense related to our loan agreement with EDC and our senior convertible notes.

Comparison of Nine Months Ended September 30, 2003 and Nine Months Ended September 30, 2002

            The following table sets forth information regarding our operating expense components.  Individual operating expense components are expressed as a percentage of our total operating revenues and as cents per ASM.

	Nine Months Ended September 30,

	2003			2002

		Percent	Cents		Percent	Cents
		of	per		of	Per
	Amount	Revenue	ASM	Amount	Revenue	ASM

	(In thousands)			(In thousands)

Wages, salaries and related costs...	$209,000	21.5%	3.42	$176,142	21.9%	3.87
Aircraft rentals.................................	182,911	18.8%	2.99	145,662	18.1%	3.20
Aircraft fuel......................................	103,841	10.7%	1.70	72,986	9.1%	1.60
Maintenance, materials and repairs..	96,657	10.0%	1.58	72,584	9.0%	1.59
Other rentals and landing fee...........	74,983	7.7%	1.23	64,681	8.0%	1.42
Ground handling...............................	65,824	6.8%	1.08	54,851	6.8%	1.20
Outside services..............................	21,939	2.3%	0.36	16,561	2.1%	0.36
Depreciation and amortization..........	14,911	1.5%	0.24	21,900	2.7%	0.48
Aircraft related and other insurance	4,076	0.4%	0.07	13,850	1.7%	0.30
Security fee reimbursement.............	(3,034)	(0.3%)	(0.05)	-	-	-
Other operating expenses................	63,974	6.6%	1.05	56,551	7.0%	1.25

	$835,082	86.0%	13.67	$695,768	86.4%	15.27

            Although most of the individual expense components have increased during the nine months ended September 30, 2003 as compared to the same period in 2002, the table above demonstrates increased efficiencies in our operations.  We have grown by 34.1%, as measured by ASMs, while our costs have not increased ratably as a result of our continuing efforts to reduce costs and to operate as efficiently as possible.

General

            Our operating margin for the nine months ended September 30, 2003 was 14.0%.  The operating margin included the benefits of productivity savings related to labor and $10.4 million in performance incentive payments.  The performance incentive payments were made to us primarily due to our high controllable completion factor (excluding weather and air traffic control cancellations) of 99.8% for the nine months ended September 30, 2003 as compared to our historical controllable completion factor of 98.4%.

            During the nine months ended September 30, 2003 and 2002, we made reconciliation payments to Continental totaling $20.7 million and $10.7 million.  These reconciliation payments are calculated on a quarterly basis as part of our quarterly reconciliation of differences between our actual costs and the costs within the margin band.

Operating Revenue

            The increase in our operating revenue during the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily due to a 17.0% increase in actual block hours flown.  Operating revenue also increased due to a 3.1% increase in the amount paid by Continental per block hour under the capacity purchase agreement as a result of flying only regional jets in 2003.

Operating Expenses

            The increase in our wages, salaries and related costs during the nine months ended September 30, 2003 as compared to the same period in 2002 was due primarily to the following factors:

·

Higher wages for various work groups due to an increase in our work force to support the growth in our operations and rate increases for certain employees in accordance with their collective bargaining agreements.  The total increase due to these factors was approximately $26.2 million; and

·

$7.5 million from higher employee benefit costs as a result of increases in medical costs.  We expect the cost to provide health and medical benefits to our employees will continue to increase for the remainder of the year.

            We are currently engaged in labor negotiations with our pilots and mechanics.  At this time, we cannot predict the impact these negotiations will have on our financial results.

            The increase in aircraft rentals during the nine months ended September 30, 2003 as compared to the same period in 2002 was due to an increase in the number of regional jets in our fleet, which have higher average rental rates than turboprop aircraft.  This increase was offset by $13.1 million as a result of the elimination of turboprop aircraft from our fleet.

            The increase in aircraft fuel expense during the nine months ended September 30, 2003 as compared to the same period in 2002 was due to a 30.5% increase in fuel consumption and an 8.9% increase in fuel price.  This consumption increase was the result of replacing turboprop aircraft with regional jets and an increase in block hours flown.  The 8.9% increase in fuel price was primarily the result of the difference between our fuel cap in 2003 as compared to 2002.

            The increase in maintenance, materials and repairs during the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily due to a 36.6% increase in jet flight hours and a 5.5% increase in rate per flight hour related to our power-by-the-hour contracts.  The remaining change is due to an increase in general maintenance expense to support the continuing growth of our fleet, offset in part by a decrease in turboprop maintenance as a result of the elimination of such aircraft from our fleet in 2003.

            The increase in other rentals and landing fees during the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily due to a $8.2 million increase in landing fees as a result of a 17.4% increase in landing weights and an 11.8% increase in rates per landing weight at various airport facilities.  Additionally, as a result of Cleveland Airport Authority’s annual reconciliation, we recorded a one-time landing fee expense of approximately $1.2 million in September 2003.

            The increase in other operating expenses during the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily due to the following factors:

·	$2.3 million increase in passenger liability insurance;
·	Approximately $1.5 million increase in airport facility related expenses such as cleaning, maintenance, utilities and supplies;
·	$2.0 million increase due to higher fuel tax as a result of higher fuel consumption; and
·	$0.5 million of government grant received in 2002 pursuant to the Stabilization Act that was recorded as expense credits.

Nonoperating Expenses

            The decrease in interest expense during the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily due to a decrease in our note payable balance to Continental from $552.3 million at the beginning of 2002 to $219.8 million as of September 30, 2003.  This decrease was partially offset by increases in interest expense related to our loan agreement with EDC and our senior convertible notes.

Outlook

            We are dependent on Continental’s financial and operational strength, as we currently receive substantially all of our revenue from Continental under our capacity purchase agreement.  Although the domestic economy is showing signs of recovery and global military conflicts have slowed, unexpected adverse factors such as sudden increase in fuel price, terrorist attacks against the U.S. and destabilization of the U.S. financial markets could cause Continental to further downsize their operations and further reduce expenses, including their level of commitment or their utilization of our aircraft under the capacity purchase agreement.  Currently, Continental can provide, at any time, 12-months notice of its intention to reduce the number of our regional jets covered by the agreement.  Under this provision, Continental is entitled to decline capacity with respect to any regional jets subject to our firm orders that Empresa Brasileira de Aeronautica S.A. (“Embraer”) has not delivered to us and up to 25%, over any rolling three-year period, of our regional jets that have been delivered under an agreed upon methodology.  If Continental reduced its commitment and its utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  While we have no reason to believe that Continental will reduce its commitment or capacity under the capacity purchase agreement, based on Continental’s continuing efforts to reduce costs and enhance passenger revenues as announced in their recent press releases, there can be no assurance that such circumstances will not occur in the future.

            Additionally, although a significant portion of our costs, including those relating to fuel, aircraft rent, substantially all regional jet engine maintenance, passenger related facility rent, administrative fees from Continental and ground handling expenses, are reimbursed by Continental at actual cost plus a 10% margin under the capacity purchase agreement, certain other costs such as labor and related fringe benefit costs, other maintenance and general and administrative costs provide risk exposure to us.  Furthermore, we are currently engaged in labor negotiations with our pilots and mechanics.  At this time we cannot predict the outcome of these negotiations.

CERTAIN STATISTICAL INFORMATION

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended September 30,
			Increase/ (Decrease)
	2003	2002

Revenue passenger miles (millions) (1)...................	1,605	1,037	54.8%
Available seat miles (millions) (2)...........................	2,269	1,599	41.9%
Passenger load factor (3).......................................	70.7%	64.9%	5.8	pts
Block hours (thousands) (4)...................................	159	123	29.3%
Operating cost per available seat mile (cents)........	13.07	14.56	(10.2%)
Operating cost per block hour...............................	1,864	1,891	(1.4%)
Average fuel cost, excluding fuel taxes,
per available seat mile (cents)............................	1.69	1.63	3.7%
Average price per gallon of fuel excluding
fuel taxes (cents)..............................................	66.00	61.10	8.0%
Fuel gallons consumed (millions)..........................	58.0	42.6	36.2%
Average length of aircraft flight (miles)....................	502	415	21.0%
Actual aircraft in fleet at end of period....................	218	182	19.8%
Average daily utilization of each aircraft (5)..............	8 hrs 4 min	7 hrs 26 min	8.4%
Controllable completion factor (6)...........................	99.7%	99.9%	(0.2	pts)
Completion factor................................................	97.9%	98.9%	(1.0	pt)

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated (from gate departure to gate arrival).
(6)	Controllable completion factor is the actual number of completed flights, excluding cancelled flights due to weather and air traffic control, divided by the number of scheduled flights.

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2003	2002

Revenue passenger miles (millions) (1)...................	4,139	2,875	44.0%
Available seat miles (millions) (2)...........................	6,109	4,555	34.1%
Passenger load factor (3).......................................	67.8%	63.1%	4.7	pts
Block hours (thousands) (4)...................................	433	370	17.0%
Operating cost per available seat mile (cents)........	13.67	15.27	(10.5%)
Operating cost per block hour...............................	1,929	1,879	2.7%
Average fuel cost, excluding fuel taxes,
per available seat mile (cents)............................	1.70	1.60	6.2%
Average price per gallon of fuel excluding
fuel taxes (cents)..............................................	66.00	60.58	8.9%
Fuel gallons consumed (millions)..........................	157.3	120.5	30.5%
Average length of aircraft flight (miles)....................	482	407	18.4%
Actual aircraft in fleet at end of period....................	218	182	19.8%
Average daily utilization of each aircraft (5)..............	7 hrs 45 min	7 hrs 44 min	0.1%
Controllable completion factor (6)...........................	99.8%	99.9%	(0.1	pts)
Completion factor................................................	98.2%	99.0%	(0.8	pts)

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated (from gate departure to gate arrival).
(6)	Controllable completion factor is the actual number of completed flights, excluding cancelled flights due to weather and air traffic control, divided by the number of scheduled flights.

LIQUIDITY AND CAPITAL COMMITMENTS

            Our primary source of liquidity is cash flow provided from our operations.  For the three and nine months ended September 30, 2003, our operations provided $63.3 million and $170.8 million, respectively, in cash flow.  This compares with $50.6 million and $129.9 million for the same periods in 2002.  As of September 30, 2003, we also have $3.2 million of restricted cash, which is used as collateral for our workers’ compensation coverage.  Although our operations - as measured by available seat miles (ASM) - have grown over 34.1% (year-to-date), our costs have not increased ratably as a result of our continuing efforts to reduce costs and to operate as efficiently as possible.  We continuously endeavor to provide cost effective services to Continental and to remain as competitive as possible compared to other regional air carriers.  However, we cannot ensure that our future costs will not increase significantly due to factors beyond our control.  For a detailed discussion regarding potential impacts to our future costs, please see “Future Costs” included in this section below.

            During the nine months ended September 30, 2003, we spent $38.2 million on flight and ground equipment.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to software application and automation projects, facility improvements, maintenance and ground equipment) to be approximately $15.3 million, in order to support our planned fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

            We are party to a loan agreement under which EDC advanced to us $10.7 million on May 23, 2003 and $6.6 million on September 30, 2003.  The loan is secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We utilized all of the proceeds from the advances to reduce the principal under our note payable to Continental.  The amount due to EDC accrues interest at the forward six-month LIBOR plus 1.75% per annum.  The term of each advance to us is 96 months.  The financing arrangement has customary representations, warranties and covenants.  Additionally, Continental is the guarantor of this loan, and a default under the guarantee would cause an acceleration of the loan.

            The balance on our note payable to Continental as of September 30, 2003 was $219.8 million.  We made the quarterly principal and interest payments on our note to the extent required on March 31, June 30 and September 30, 2003, net of prepayments made in prior periods, to reduce the principal balance of our note payable to Continental.  Additionally, during the first nine months ended September 30, 2003 we made voluntary prepayments totaling $83.3 million, which reduced our required principal and interest payments for September 30, 2003, March 31, 2004, June 30, 2004 and our final principal payment.  We anticipate that we will be able to meet future obligations related to the terms of this promissory note.  Furthermore, under our promissory note with Continental, there are no restrictions on our ability to incur additional indebtedness in the future.

            During the third quarter of 2003, we completed the private placement of $137.2 million senior convertible notes due 2023 which were resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. Cash interest is payable on the notes at a rate of 4.25% per year on the principal amount at maturity, payable semiannually in arrears on February 1 and August 1 of each year, beginning February 1, 2004.  The aggregate amount of the principal will be due on August 1, 2023.  ExpressJet Airlines, Inc., our indirect wholly owned subsidiary, guaranteed the notes on an unsecured senior basis.  See “Note 8 – 4.25% Senior Convertible Notes due 2023” in Notes to Consolidated Financial Statements for a detailed discussion of the terms of the convertible notes.  The proceeds, net of initial purchasers’ fees, from our senior convertible notes offering of $133.8 million were used to repurchase 9,835,125 shares of our common stock owned by Continental.

            As of September 30, 2003, we also had approximately $4.9 million (including current maturities) of capital lease obligations.

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

Relationship with Continental

            We currently receive substantially all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us specified rates per block hour flown by our aircraft, together with certain incentive payments and reimbursements.  As a result, we are dependent on Continental and can be directly affected by its financial and operational strength.  In addition, under the capacity purchase agreement, both Continental and we have the right to “meet and confer” with the other regarding any material change in the underlying assumptions regarding the cost of providing services under the capacity purchase agreement and whether the compensation provisions of the capacity purchase agreement should be changed as a result of such change in assumptions.  Neither Continental nor we are required under the capacity purchase agreement to accept any such changes in the compensation provisions.

            Continental held 30.9% of our outstanding common stock as of September 30, 2003.  During the third quarter of 2003, we completed the private placement of $137.2 million senior convertible notes due 2023.  The proceeds, net of initial purchasers’ fees, from the notes of $133.8 million were used to repurchase 9,835,125 shares of our common stock from Continental.  This repurchase reduced our outstanding common stock from 64,000,000 shares to 54,164,875 shares.  As a result of this transaction, Continental’s beneficial interest in our common stock decreased from 53.1% to 44.6% as of September 3, 2003.   In addition, Continental contributed approximately $100 million in shares of our common stock to Continental's defined benefit pension plan on September 9, 2003, which further reduced its ownership to 30.9%.  As announced previously by Continental, it intends to sell or otherwise dispose of some or all of its interest in our common stock, subject to market conditions.  Based on current information and our capacity purchase agreement with Continental, we do not believe that Continental’s sale of its ownership interest will have an adverse impact on our results of operations or financial position.

            Currently, Continental can provide at any time a 12-months notice of its intention to reduce the number of our regional jets covered by our capacity purchase agreement with them.  Under this provision, Continental is entitled to decline capacity with respect to any regional jets subject to our firm orders that Embraer has not delivered to us and up to 25%, over any rolling three-year period, of our regional jets that have been delivered under an agreed upon methodology.  If Continental reduces its commitment and its utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  While we have no reason to believe, based on information currently available, that Continental will reduce its commitment or capacity under the capacity purchase agreement, there can be no assurance that such circumstances will not occur in the future.

Purchase Commitments

            As of September 30, 2003, we had firm commitments to acquire 56 Embraer regional jets.  The estimated aggregate cost of these firm commitments is approximately $1.1 billion.  In addition, we expect to purchase up to 11 spare engines for approximately $30.8 million through the second quarter of 2006 related to the remaining aircraft on firm order.  We currently do not have any financing in place for these spare engines.  We also have options to purchase an additional 100 Embraer regional jets.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.

Aircraft Leases

            We have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2019.  As of September 30, 2003, our expected total minimum annual rental payments for 2003 under current and future non-cancelable aircraft operating leases are approximately $249.3 million.  A substantial portion of our aircraft is leased directly by Continental from third parties, and is in turn subleased to us.  Any default by Continental under the current lease arrangements may adversely affect our access to our current and future aircraft through Embraer.

Contractual Obligations and Commercial Commitments

            The following table summarizes the expected effect our debt and other contractual obligations have on our cash flows in the future periods as of September 30, 2003.  This table updates the material changes to the commitments as discussed in Part II.  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Commitments- Contractual Obligations and Commercial Commitments” table in our 2002 10-K (in millions):

		Payments Due

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	Over 5 Years

Note payable to Continental Airlines (1) ...............................	$229.4	$71.7	$157.7	$-	$-
4.25% Senior Convertible Notes due 2023 (2).............................	166.3	5.7	11.7	148.9	-
Other Long-term Debt (3) ..........	31.6	1.8	4.1	6.9	18.8

Total contractual cash obligations..............................	$427.3	$79.2	$173.5	$155.8	$18.8

(1)

Our quarterly payment for principal and interest on our note payable to Continental is $27.9 million, to be paid through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full.  The expected effect of our note payable on our cash flows is calculated based on the forward three-month LIBOR on September 30, 2003 plus 1.25% per annum and based on our current principal balance.  It includes principal payments of $219.8 million and estimated interest payments of $9.6 million over the remaining life of the note payable.  See “Note 7 – Note Payable to Continental Airlines, Inc.” in our Notes to Consolidated Financial Statements.

(2)

The expected effect our 4.25% senior convertible notes due 2023 has on our future cash flows as stated in the table above assumes the notes will be due on August 1, 2008, the earliest date the holders of the notes may require us to repurchase the notes.  If the notes are held until August 1, 2023, the maturity date, our obligations outlined above would increase by $87.5 million, as a result of additional interest expense related to these notes.  See “Note 8 – 4.25% Senior Convertible Notes due 2023” in our Notes to Consolidated Financial Statements for detailed discussion of these notes.

(3)

Other long-term debt represents our obligations for the advances received under our loan agreement with EDC and our Series A Cumulative Mandatorily Redeemable Preferred Stock of Subsidiary due April 16, 2012 (“Series A Preferred Stock”).  See detailed discussion of our Series A Preferred Stock in Item 8. Financial Statements and Supplementary Data –Notes to Consolidated Financial Statements—“Note 9 – Mandatorily Redeemable Preferred Stock of Subsidiary” in our 2002 10-K.  Also see “Note 6- Long-term Debt and Capital Leases” in our Notes to Consolidated Financial Statements in this filing for detailed discussion of our loan agreement with EDC.  The expected effect of our financing arrangement with EDC on our future cash flows is calculated based on the forward six-month LIBOR on September 30, 2004 plus 1.75% per annum.

General Guarantees and Indemnifications

            We are a party to many contracts in which we agree to indemnify third parties for liabilities that arise out of or relate to the subject matter of the contract.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect that we would be covered by insurance for many such liabilities, subject to deductibles.

Future Costs

            We remain committed to controlling our costs through continually identifying and executing cost saving initiatives; however, we believe that our costs may still be adversely affected in the future by:

·

changes in wages, salaries and related fringe benefit costs.  We are currently engaged in labor negotiations with our pilots and mechanics.  At this time we cannot predict the outcome of these negotiations.  Additionally, we believe that our fringe benefit costs may change due to rising health care costs.

·	changes in the costs of materials and outside services.
·	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements.
·

any material changes in the underlying assumptions related to the cost of providing services under the capacity purchase agreement. Any dispute will be submitted to a third party for arbitration if a mutual agreement cannot be met.

·

higher aircraft ownership costs as new aircraft are delivered, to the extent these aircraft are not covered by the capacity purchase agreement or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements.

·

changes in cost of services currently provided by Continental at fixed rates under the capacity purchase agreement, which will be renegotiated in 2004 and become effective on January 1, 2005.  Under the capacity purchase agreement, if Continental and we cannot reach an agreement on the new rates, the dispute will be submitted to a third party for arbitration.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

            We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.  See the Notes to Consolidated Financial Statements included in our 2002 10-K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Effective January 1, 2001, we entered into the capacity purchase agreement, which expires December 31, 2010 (subject to extensions by Continental through 2030 and its right to terminate the agreement without cause after January 1, 2007 upon 12 months' notice or for cause at any time), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur an expense equal to the lower of the actual cost of the fuel or an agreed-upon cap.  Our fuel expense for 2002 was the lower of the actual cost of fuel or 61.1 cents per gallon, and thereafter is the lower of the actual cost of fuel or 66.0 cents per gallon.  For the three and nine months ended September 30, 2003, our cost of fuel was 66.0 cents per gallon versus 61.1 and 60.6 for the same periods in 2002.  Under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.

Interest Rates

            As of September 30, 2003, we had firm commitments to acquire 56 Embraer regional jets, which we expect to lease from Continental.  Changes in interest rates may impact the actual cost to us for the related leasing transactions in the future.  However, under our capacity purchase agreement, our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential interest rate exposure with respect to our obligations for the advances received under our loan agreement with EDC, which bears interest at the forward six-month LIBOR plus 1.75% per annum, and our note payable to Continental, which bears interest at the forward three-month LIBOR plus 1.25% per annum capped at 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004.  Beyond 2004 there is no cap on the interest rate.  The interest rate applicable to these variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates up to the capped rate or by one percentage point for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $2.2 million and $1.1 million (capped) in interest expense for the nine months ended September 30, 2003 and 2002.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

Item 4.  Controls and Procedures

            On October 14, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  They concluded that these controls and procedures were effective as of September 30, 2003.  Additionally, we have not identified any changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

                   None.

Item 2.        Changes in Securities and Use of Proceeds.

           On August 5, 2003 and September 3, 2003, we issued and sold an aggregate of $137.2 million of unsecured convertible senior notes due 2023, to Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, Goldman, Sachs & Co. and UBS Securities LLC, as the initial purchasers, pursuant to Rule 144A under the Securities Act of 1933 for $133.8 million in cash.  In connection with the sale of the notes, the initial purchasers received fees of $3.4 million from us.  The notes bear interest at 4.25% per annum, payable in cash semi-annually in arrears on February 1 and August 1 of each year through maturity on August 1, 2023.  Each note was issued at a price of $1,000 and is convertible into our common stock at a conversion rate of 54.9451 shares per $1,000 original principal amount of notes (equivalent to an initial conversion price of approximately $18.20 per share), subject to adjustment in certain circumstances.  The notes are guaranteed by ExpressJet Airlines, Inc., our indirect wholly owned subsidiary.

           Holders of the notes may convert all or a portion of their notes only if:  (1) the price of our common stock trades above a specified threshold for and during a specified period; (2) the trading price for the notes falls below certain thresholds; (3) the notes have been called for redemption; or (4) specific corporate transactions occur.  Upon any conversion, we may elect to satisfy a call for conversion with cash, shares of common stock or a combination thereof.

           We may redeem all or some of the notes for cash at any time on or after August 4, 2008, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date.  Holders may require us to repurchase the notes on August 1 of 2008, 2013 and 2018 (“Redemption Dates”) at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, on the repurchase date.  While we can choose to pay the repurchase price in cash, shares of common stock (valued as set forth in the indenture) or a combination thereof, subject to certain conditions, should we be required to repurchase the notes at any of the Redemption Dates, we intend to satisfy that requirement in cash.

           We used the proceeds, net of initial purchasers’ fees, from this private placement to repurchase shares of our common stock held by Continental.

Item 3.        Defaults Upon Senior Securities.

                   None.

Item 4.        Submission of Matters to a Vote of Security Holders.

                    None.

Item 5.        Other Information.

                   None.

Item 6.        Exhibits and Reports on Form 8-K.

(a)	Exhibits
	31*	Rule 13a-14(a)/15d-14(a) Certifications of periodic financial reports of ExpressJet Holdings, Inc. by Chief Executive Officer and Chief Financial Officer.
	32**	Section 1350 Certifications of periodic financial reports of ExpressJet Holdings, Inc. by Chief Executive Officer and Chief Financial Officer.
		*	Filed herewith
		**	Furnished herewith
(b)	Reports on Form 8-K:
(i)

Report dated July 1, 2003 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release announcing June and year-to-date capacity and traffic performance.

(ii)

Report dated July 17, 2003 reporting Item 9.  “Regulation FD Disclosures”.  No financial statements were filed with this report, which included a press release reporting earnings for the second quarter ended June 30, 2003, and certain related non-GAAP financial measure reconciliations.

(iii)

Report dated July 17, 2003 reporting Item 9.  “Regulation FD Disclosures”.  No financial statements were filed with this report, which included information relating to a Form 8-K filed by Continental Airlines, Inc. and its financial outlook for the remainder of 2003.  The Form 8-K included information regarding Continental Airlines, Inc. estimates for available seat miles growth, fuel gallons consumed and load factors for its Continental Express operations.

(iv)

Report dated July 28, 2003 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release announcing an offering of $125 million in convertible securities and another press release announcing Continental Airlines, Inc.’s registered secondary offering of 5,000,000 shares of its common stock in ExpressJet Holdings, Inc.

(v)

Report dated July 30, 2003 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release announcing the pricing of its private placement of $125 million of convertible notes and use of the net proceeds to repurchase shares of its common stock from Continental Airlines, Inc. at a purchase price of $13.60125 per share and another press release announcing the termination of Continental Airline Inc.’s secondary offering of shares of ExpressJet Holdings, Inc. common stock.

(vi)

Report dated August 1, 2003 reporting Item 5. “Other Events”.  No financial statements were filed with this report, which included a press release announcing July and year-to-date capacity and traffic performance.

(vii)

Report dated August 5, 2003 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release announcing closure on its offering of $125 million in convertible securities.

(viii)

Report dated September 2, 2003 reporting Item 5. “Other Events”.  No financial statements were filed with this report, which included a press release announcing August and year-to-date capacity and traffic performance.

(ix)

Report dated September 3, 2003 reporting Item 5. “Other Events”. and Item 9.  “Regulation FD Disclosure”.  No financial statements were filed with this report, which included a press release announcing completion of the private placement of an additional $7.2 million of 4.25% convertible notes due 2023.  In addition, this report included information relating to a Form 8-K filed by Continental Airlines, Inc. and its financial outlook for the remainder of 2003.  The Form 8-K included information regarding Continental Airlines, Inc. estimates for available seat miles growth, fuel gallons consumed and load factors for its Continental Express operations.

(x)

Report dated September 12, 2003 reporting Item 5. “Other Events”.  No financial statements were filed with this report, which included a press release announcing revised outstanding share numbers based on recently disclosed share repurchases.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: October 17, 2003	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

Date: October 17, 2003	/s/ Phung Ngo-Burns
Phung Ngo-Burns Senior Director and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

Exhibits
31*	Rule 13a-14(a)/15d-14(a) Certifications of periodic financial reports of ExpressJet Holdings, Inc. by Chief Executive Officer and Chief Financial Officer.
32**	Section 1350 Certifications of periodic financial reports of ExpressJet Holdings, Inc. by Chief Executive Officer and Chief Financial Officer.
	*	Filed herewith
	**	Furnished herewith