Form 10-K
period 2003-12-31
EXPRESSJET HOLDINGS INC
filed 2004-02-13
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 1-31300
EXPRESSJET HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0517977 (I.R.S. Employer Identification No.)

1600 Smith Street, Dept. HQSCE Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

713-324-2639
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to section 12 (g) of the Act: None

                Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]	No [ ]

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ x ]  No [   ]

                The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was $966.4 million as of June 30, 2003.

As of February 11, 2004, 54,201,543 shares of common stock were outstanding.

Documents Incorporated by Reference

                Certain information called for by Part III of Form 10-K (other than Item 12 as to information required by Item 201(d) of Regulation S-K) is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2003.

PART I

Item 1.    Business

            ExpressJet Holdings, Inc. and its wholly owned subsidiaries, XJT Holdings, Inc. and ExpressJet Airlines, Inc. (which operates as “Continental Express”), are collectively referred to in this report as “ExpressJet”, “we” and “us” except as otherwise noted.

            Our website address is www.expressjet.com. In addition to other things, you may view the following materials on our website, free of charge:

·	our filings with the U.S. Securities and Exchange Commission (“SEC”), which are available on the same day, or as soon as reasonably practicable after we file them with, or furnish them to, the SEC;
·	the Corporate Governance Guidelines adopted by our board of directors to establish the general policies by which the board operates;
·	the charters of the principal standing committees of the board: the Audit Committee, the Human Resources Committee, and the Nominating and Corporate Governance Committee; and
·	the Principles of Conduct, which is our code of business conduct and ethics applicable to all of our directors and employees.

                Stockholders desiring a printed copy of  any of the foregoing governance materials may obtain a copy by requesting it from the Secretary of the company at the address  listed on the cover of this report.

                As described in the Principles of Conduct, we have established means for our employees to report concerns of questionable accounting, auditing and other business practices to our Director of Internal Audit and to the Chair of the Audit Committee of our board.  One of these lines of communication is via the following email address: xjtinternalaudit@expressjet.com.  Persons desiring to communicate information directly to the independent members of our board of directors may do so by sending an email to this address.

Forward-Looking Statements

                This report contains forward-looking statements. Statements in the “Business”, “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” sections of this report, together with other statements including words such as “believes”, “intends”, “plans”, “anticipates”, “estimates”, “projects”, “expects” or similar expressions represent forward-looking statements that are based on management’s expectations in light of facts known by management on the date this report was filed with the SEC. Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements. These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.

Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to: our dependence on our capacity purchase agreement with Continental Airlines, Inc. (“Continental”); our dependence on Continental’s financial and operational strength; our high leverage; labor costs and relations, including the results of union contract negotiations; flight disruptions as a result of operational matters; our ability to implement our growth strategy; certain tax matters; the costs and other effects of enhanced security measures and other possible Federal Aviation Administration (“FAA”) requirements; competition and industry conditions; and the seasonal nature of the airline business. For further discussions of these risks, please see “— Risk Factors” beginning on page 21. The statements in this report are made as of February 13, 2004, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report. We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

Our Company

                General.  ExpressJet Holdings, Inc. was incorporated in Delaware in August 1996. We are the largest operator of regional jets in the world and the largest regional airline based on available seat miles. We are engaged in the business of transporting passengers, cargo and mail. Our principal asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates aircraft under a contract with Continental as “Continental Express”. As of January 31, 2004, we offered scheduled passenger service with up to 1,100 daily departures to 130 cities in 38 states, the District of Columbia, Mexico, Canada and the Caribbean.  We provide Continental all of its regional jet capacity at its hub airports in New York/Newark, Houston and Cleveland. We believe our operations complement Continental’s network by allowing more frequent service, including off-peak-time-of-day departures, to smaller cities than could be provided economically with conventional large jet aircraft and by carrying traffic that connects with Continental’s mainline jets. Our available seat miles have grown at a compounded annual rate of 26.1% from 2.6 billion in 1998 to 8.4 billion in 2003.  We generated $1.3 billion of revenue and $108.2 million of net income for the year ended December 31, 2003.

                Our Initial Public Offering.  We completed the initial public offering (“IPO”) of our common stock (together with the related preferred stock purchase rights, the “Common Stock”) on April 23, 2002, issuing 10 million shares of our common stock for $160.0 million before underwriting discounts and expenses. We applied $146.8 million of the proceeds from the IPO to repay a portion of our note payable to Continental, which also sold 20 million shares of our common stock in the offering. We did not receive any of the proceeds from Continental’s sale of our stock.

                One share of a series of preferred stock called Special Voting Preferred Stock is currently authorized, designated and outstanding and is owned by Continental.  This stock can only be owned by Continental (or its successor) and its controlled affiliates.  So long as the Special Voting Preferred Stock remains beneficially owned by one of these parties, its holder will be entitled to elect to our board of directors:

·	three directors, so long as these parties own 30% or more of our outstanding shares of common stock;
·	two directors, so long as these parties own 20% or more (but less than 30%) of our outstanding shares of common stock; and
·	one director, so long as these parties own 10% or more (but less than 20%) of our outstanding shares of common stock.

                Once the number of directors that Continental (or its successor) and its controlled affiliates are entitled to elect decreases, it cannot be increased.  However, even if Continental’s rights to designate directors under its preferred stock cease, it will be entitled to elect one director to our board during the term of our capacity purchase agreement.

                Our board is divided into four classes, three of which are comprised of two directors each who are elected by stockholders for a three-year term, and one of which is currently comprised of three directors elected by Continental pursuant to its Special Voting Preferred Stock (including two Continental officers).

                Our Internal Reorganization.  Prior to the completion of our IPO in April 2002, our subsidiary, ExpressJet Airlines, Inc. transferred substantially all of its assets and liabilities to a newly formed entity, New ExpressJet Airlines, Inc., in return for shares of its common stock and nonvoting preferred stock. The preferred stock accrues dividends at a rate of 14.0% annually, has a liquidation preference of $5.0 million, is mandatorily redeemable in April 2012 and is callable beginning in April 2005. Prior to the issuance of the preferred stock, ExpressJet Airlines, Inc. entered into a binding contract to sell all of the shares of preferred stock of New ExpressJet Airlines, Inc. to a third party not affiliated with us or the underwriters for a note, with no rights of offset, in the original principal amount of $5.0 million. The note is due in April 2012. ExpressJet Airlines, Inc. retained the common stock of New ExpressJet Airlines.  In connection with this reorganization, ExpressJet Airlines, Inc. was renamed “XJT Holdings, Inc.”, and New ExpressJet Airlines, Inc. was renamed “ExpressJet Airlines, Inc.”.

                    We expect this internal reorganization to reduce the amounts we must pay in the future to various tax authorities as a result of increasing the tax basis of our tangible and intangible assets to fair value. In connection with this reorganization, we entered into a tax agreement with Continental providing for, among other things, the payment by us to Continental of all or a significant portion of the tax benefits we realize as a result of the increase in the tax basis of our tangible and intangible assets.  Payments could be as much as $360 million over the 15-year period after the IPO.  During 2003, we made a net payment to Continental under the tax agreement of approximately $16.6 million.  See Item 8. “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10” for detailed discussion of our income taxes, including the increase in the tax basis of our tangible and intangible assets to fair value.

                Continental’s Stock Ownership.  As of December 31, 2003, Continental held 30.9% of our outstanding common stock.  During the third quarter of 2003, we sold $137.2 million of senior convertible notes due 2023.  We used the proceeds to repurchase 9,835,125 shares of our common stock from Continental, reducing our outstanding common stock from 64.0 million shares to approximately 54.2 million shares and Continental’s beneficial interest in our common stock from 53.1% to 44.6%.  Subsequently, Continental contributed 7,435,000 shares of our common stock to its defined benefit pension plan on September 9, 2003, further reducing its ownership to 30.9%.  Continental has indicated that it intends to sell or otherwise dispose of some or all of its remaining interest in our common stock, subject to market conditions.  We do not believe that Continental’s sale of its ownership interest will have an adverse impact on our results of operation or financial position.

Business Strategy

                As one of the industry’s leading providers of regional airline transportation in North America, our strategy is to maximize our stockholders’ value and to build cash through a continuing focus on operating costs and improved reliability.  We believe that this orientation positions us well for long-term success with both our existing and any prospective airline partners.  In recent years, we have successfully achieved this objective through fleet simplification, employment of cost-effective technologies, and sizeable investments in training resources.  We will continue to seek additional efficiencies, as we believe that maintaining our low operating cost structure will further solidify our partnership with Continental and provide the platform to pursue future growth opportunities.

                Nurture our relationship with Continental.  We believe our long-running relationship with Continental has and will continue to provide us with growth opportunities as defined in our capacity purchase agreement with Continental.   Our continuing success in this relationship can be largely attributed to our dedication towards improving the economics and reliability of the aircraft we operate within the Continental network.  We strive to match or exceed Continental’s service standards as measured by on-time reliability, cleanliness, bag handling performance, and other customer service metrics.  We believe that this dedication, combined with our proven ability to execute our fleet plan growth, launch new markets and work closely with Continental to fully exploit the mission capabilities of our aircraft, puts our relationship on solid ground.   As a result, we anticipate that our contract rate resetting process for 2005, as specified in the capacity purchase agreement, will be uneventful; however, we cannot fully predict the outcome at this time.

                Leverage our regional jet service.  Our strategy is to leverage our Empresa Brasileira de Aeronautica S.A. (“ERJ” or “Embraer”) 145 and ERJ-135 aircraft to provide Continental with a formidable growth option.  With our fleet under its scheduling control, Continental is able to extend service to more distant and smaller communities and better able to allocate its larger, longer-range aircraft.  We believe that these Embraer jets have worked well for Continental in the recent economic downturn and will be equally or more effective if and when there is an industry upturn for either Continental or other major airlines.

                Emphasize cost control.  Our goal is to maintain our low operating cost structure and identify operational efficiencies to further solidify our partnership with Continental and position us to seize growth opportunities.  We carefully monitor performance measurements such as operating cost per available seat mile and per block hour closely to meet our goal.  Additionally, with our all-jet fleet sharing almost 100 percent commonality from flight deck to spare parts, we have been able to increase efficiencies and productivity of our maintenance operation and gain benefits from working together with Embraer and other original equipment manufacturers to pioneer leading maintenance practices.  Our partner approach with maintenance vendors has also yielded numerous “win-win” power-by-the-hour agreements.  These contracts result in predictable maintenance expense and aligned maintenance reliability goals between the service providers and us.  Additionally, during 2003, we have consistently achieved maintenance reliability above 99.9%, ranking at the top of both the regional and major airlines.

                Provide our customers a first-rate experience.  As a partner of Continental, we operate in a culture that puts customers first.  Our operational reliability, all-jet experience and first-rate customer satisfaction are critical to attracting travelers.  We believe that our customer focus does and will facilitate our long-term success with both our existing and any prospective airline partners.

                Recognize our greatest assets.  Our strongest asset, however, is not on the balance sheet.  By any measure, it is our people — professional men and women dedicated to their careers.  Our people are the cornerstone of our success and the reason that ExpressJet was named by Air Transport World as Regional Airline of the Year for 2003.  We attempt to acknowledge our employees at every opportunity with events such as profit sharing day, on-time bonus awards, perfect attendance awards and pizza days for a job well done.  To further capitalize on this asset, we invest heavily in training and prefer to in-source work, such as heavy maintenance and ground handling, when possible and economically feasible.  Having just doubled the size of our state-of-the-art training center, we look forward to the day when it again needs to be expanded.

Capacity Purchase and Other Agreements with Continental

                General.  We currently derive substantially all of our revenue from our capacity purchase agreement with Continental. Under this agreement, we operate flights on behalf of Continental, which controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

                During the fourth quarter of 2003, we amended our capacity purchase agreement, administrative support and information services provisioning agreement and master facility and ground handling agreement with Continental.  The amendment to the capacity purchase agreement primarily clarified existing language and has no material financial implications.

                The amendment to the administrative service agreement extended the agreement until March 2004, at which time the agreement will either be extended further or a mutually acceptable transition plan will be implemented.  The master facility and ground handling agreement was amended to clarify how rent expenses will be allocated at the airport locations where we operate.  Under this amendment, all terminal facility rents at the hub airports will now be borne by Continental and we will pay for incremental rent at other Continental managed locations, unless Continental does not operate any aircraft there.    In these situations, we are responsible for the rent expense. At our managed locations, rent will be allocated between Continental and us based on the number of passengers.  We estimate that this change will reduce our annual terminal facility rental costs by approximately $30 million.  As terminal facility rent is a fully-reconciled cost under the capacity purchase agreement, as described in our “—Payment” section below, we expect this change to result in a net reduction of approximately $3.3 million to our annual operating income on a pre-tax basis.

                Payment.  Under the capacity purchase agreement, we are entitled to payment for each block hour Continental schedules us to fly.  Payment is based on a formula that is designed to provide us with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by us. The cost components used in this formula will remain in place until December 31, 2004, after which new rates will be established annually using the same methodology that we used to establish the initial rates.  Under the formula, a substantial portion of our costs is reconciled for differences between our actual costs and the expected costs included in our block hour rates. Our payments from Continental are adjusted to reflect these actual costs plus a 10% margin. We have exposure for most labor costs, some maintenance and general administrative costs, if the actual costs are higher than those reflected in our block hour rates.

                A reconciliation payment is made by Continental to us, or by us to Continental, if the operating margin calculated, as described below (“prevailing margin”), is not between 8.5% and 11.5% in any fiscal quarter. If the prevailing margin exceeds 11.5%, we make a payment to Continental in an amount sufficient to reduce the margin to 11.5%. If the prevailing margin is less than 8.5%, Continental makes a payment to us in an amount sufficient to raise the margin to 8.5%. Certain items are excluded from the calculation of the prevailing margin, including:

·	actual labor costs that are different from those reflected in our block hour rates,
·	any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations),
·	litigation costs, and
·	other costs that are not included in our block hour rates (or covered by any adjustments to them) and are not reasonable and customary in the industry.

                If these excluded costs are higher than those anticipated in our block hour rates, our operating margin could be lower than 8.5% when these costs are taken into account, even after any reconciliation payment is made.  On the other hand, if these costs are lower than those anticipated in our block hour rates, our operating margin could be higher than 11.5% when these costs are taken into account, even after any reconciliation payment is made.

                During 2003, our quarterly reconciliation payments to Continental totaled $30.1 million.   The table below describes how variations in our actual costs from our estimated costs, as determined in the block hour rates, are treated under the capacity purchase agreement.

Fully-reconciled costs: reconciliation payment, including 10% margin, to the full extent our actual costs differ from estimated costs.

• Fuel and into-plane expense (1)
• Aircraft rent
• Terminal facility rent
• On-time bonuses and 401(k) company match
  under current plans
• Taxes (other than income taxes)
• Passenger liability insurance
• Hull insurance
• War risk insurance
• Landing fees

• Administrative services provided by Continental
• Ground handling services
• Third-party security and screening expenses
• Substantially all regional jet engine expenses
  under current long-term third-party contracts
• Depreciation and amortization (2)
• Pilot training volumes
• Glycol, de-icing, snow removal
• Mexican and Canadian navigational fees
• Pilot soft time (3)

Costs within the margin band: if actual expenses in this category are sufficiently different from estimates used in the block hour rates so that our prevailing margin (calculated to exclude the impact of unreconciled costs, to the extent they differ from our estimated costs, and other items (4)) is less than 8.5% or greater than 11.5%, then a reconciliation payment will be made by Continental or us to the other so that this prevailing margin will be 8.5% or 11.5%, as applicable.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expense • Other operating expenses
Unreconciled costs: No reconciliation payment for actual results that differ from estimated costs.
• Wages and salaries • Benefits not included above	• Corporate headquarter rent costs

(1)

We incur fuel expense equal to the lower of the actual cost of fuel or an agreed-upon cap of 66.0 cents per gallon based on our fuel purchase agreement with Continental. In 2003, our actual average cost of fuel was 66.0 cents per gallon, which was equal to our agreed-upon cap.

(2)	Depreciation is reconciled for assets and capital projects accounted for in the capacity purchase agreement or those approved by Continental if outside of the capacity purchase agreement.
(3)	Pilot soft time reconciliation ended March 31, 2003.
(4)

In addition to our unreconciled costs, the prevailing margin used to calculate the reconciliation payment does not take into account any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations), litigation costs and other costs that are not included in our block hour rates (or covered by adjustments to them) and are not reasonable and customary in the industry.

                In 2003, the fully-reconciled costs, costs within the margin band, and unreconciled costs under our capacity purchase agreement represented approximately 63.8%, 12.3% and 23.9% of total operating costs, respectively.  We believe that our costs in 2004 will reflect similar percentages.

                Additionally, under the capacity purchase agreement some marketing-related costs normally associated with operating an airline are borne directly by Continental. These costs include those associated with:

·	Reservations and sales	·	Revenue accounting
·	Commissions	·	Fare and tariff filings
·	Advertising	·	Food and beverage

                To the extent that our rate of controllable cancellations (such as those due to maintenance or crew shortages) is lower than our historical rate, we are entitled to incentive payments; conversely, we pay Continental for controllable cancellations above historical rates.  Because these incentive benchmarks are based on historical five-year rolling averages of monthly controllable cancellations, lower controllable cancellations that result in higher incentive payments in the near term will reduce our opportunity to earn incentive payments in the future.  Also, because we use monthly rolling averages, our opportunity to earn these payments in any particular fiscal quarter is affected by monthly variations in historical controllable cancellation rates.  We are also entitled to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

                Scope of Agreement and Exclusive Arrangement.  The capacity purchase agreement covers all of our existing fleet of 224 aircraft, as well as the 50 aircraft subject to firm orders, at December 31, 2003.  We will be Continental’s exclusive provider of regional jets flying in or out of its hubs at Newark Liberty International, Houston’s Bush Intercontinental and Cleveland’s Hopkins International airports through January 1, 2007.  However, the capacity purchase agreement permits up to 10 regional jet flights per day at each of these hubs by regional airlines that have arrangements with Continental’s major airline code-share partners.  This exclusivity would automatically and permanently terminate upon the occurrence of a union-authorized strike.  Otherwise, the agreement does not prohibit Continental from competing, or from entering into agreements with other airlines that would compete, with routes we serve.

                The capacity purchase agreement provides that, during its term, we will provide regional airline services only for Continental at the foregoing hubs.  We are similarly restricted at any other airport where Continental, together with its subsidiaries and all other regional jets operating under its code as their primary code, operates an average of more than 50 flights per day (although currently there are no such airports).  Consequently, without Continental’s consent, we cannot operate flights under our own code or for another carrier at these airports. In addition, we cannot operate any of our aircraft subject to the capacity purchase agreement or use our passenger-related airport facilities under the agreement for other carriers or for flights under our own code.  Otherwise, the agreement does not prohibit us from flying aircraft on behalf of other airlines or under our own code, or from utilizing the airport facilities of those airlines or other airport facilities that we may obtain in the future.

                Because our license from Continental to use the Continental Express name and other trademarks is non-exclusive, Continental is not prohibited from flying its own planes or permitting other regional airlines from operating under the Continental Express name.

                The capacity purchase agreement also provides that Continental has the right to reduce the number of our regional jets covered by the agreement at any time, provided that we have received at least 12 months notice. Under the agreement, Continental is entitled to withdraw capacity with respect to:

·	any regional jets subject to firm orders that Embraer has not delivered to us before the effective date of the reduction in capacity; and
·	up to 25%, over any rolling three-year period, of our regional jets that have been delivered.

                If Continental removes regional jet aircraft from the terms of the agreement, we will have the option to:

·

fly the released aircraft for another airline or under our own code, subject to our ability to obtain facilities, such as gates, slots, and our exclusive arrangement with Continental at its hub airports; or

·	decline to fly these aircraft and cancel the related subleases with Continental.

                If we elect to fly the aircraft released from the capacity purchase agreement for another party or under our own code, the interest rate implicit in calculating the scheduled lease payments will increase by 200 basis points to compensate Continental for its continued participation in our lease financing arrangements. See “— Aircraft Financing.” If we elect not to fly these aircraft, the sublease between us and Continental for these aircraft will be canceled and Continental will take possession of the aircraft. In that event, Continental will be responsible for all direct reasonable costs we incur in removing those aircraft from our fleet.

                In addition, upon a reduction in capacity, we will be entitled to meet and confer with Continental regarding the impact of the reduction on our cash flow and to negotiate, in good faith, a credit facility with Continental for up to $75 million in the aggregate for a term of up to two years and at an interest rate equal to the London interbank offered rate plus 200 basis points to help cover any potential cash needs as a result of the reduction in capacity.  However, Continental has no obligation to provide this facility.

                Continental has the right to require us to exercise any of our aircraft options to purchase 100 ERJ-145XR aircraft and to include these aircraft under our capacity purchase agreement. If Continental elects to do this, it may either lease or sublease the aircraft to us or substitute these aircraft for aircraft in our possession that have been removed from the terms of the capacity purchase agreement and that we sublease from Continental, in which case we will be required to finance the option aircraft ourselves.  If Continental does not require us to exercise these options, we will retain the right to exercise them and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.

                So long as either scheduled flights under the capacity purchase agreement with Continental represent at least 50% of all of our scheduled flights or at least 200 of our aircraft are covered by the capacity purchase agreement, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the capacity purchase agreement above all of our other flights and aircraft.

                Code-Sharing and Marketing.  The capacity purchase agreement authorizes us to use Continental’s two-letter flight designator code (CO*) to identify our flights in the central reservation system, to paint our aircraft with its colors and/or logos and to market and advertise our status as being a part of the Continental route system. The agreement also gives us a non-exclusive license to fly under the Continental Express name. Passengers on our scheduled flights under the capacity purchase agreement can earn rewards under Continental’s OnePass frequent flyer program. We do not pay fees with respect to these services.

                Aircraft Financing.  We currently lease or sublease all of our existing regional jets from Continental. Under the capacity purchase agreement, Continental is required to lease from Embraer or its designee all of our 50 firm order aircraft (as of December 31, 2003) and sublease these aircraft to us. However, Continental is not required to provide any financing for our Embraer option aircraft or any other aircraft that we may acquire outside of our capacity purchase agreement.

                In addition, Continental may require us to substitute aircraft subject to our existing Embraer options for any aircraft that are removed in the future from the terms of the capacity purchase agreement (“uncovered aircraft”) and that we sublease from Continental. If Continental elects to do this, it will be entitled to terminate our sublease and take possession of the replaced aircraft five days after the earlier of scheduled delivery date or actual delivery date. We will be required to finance the aircraft independent of Continental.  If we are unable to finance the replacement aircraft or it is not delivered for any other reason, Continental will be entitled to cancel the sublease and take possession of the replaced aircraft five days after the option aircraft’s scheduled delivery date, provided that Continental gave us at least 30 days advance written notice prior to the expiration of our option to acquire the option aircraft. If we are unable to obtain alternative financing on terms that we find acceptable or at all, or the option aircraft is not delivered for any other reason and Continental exercises its right to consummate the exchange, the size of our fleet will be reduced. We are subject to a continuing risk of losing uncovered aircraft that we sublease from Continental.  If we are not able to finance a replacement option aircraft, we may be unable to enter into contracts with other carriers to sell the capacity of those aircraft or have aircraft to fly for ourselves.

                Continental may also terminate the sublease relating to, and take possession of any of our uncovered aircraft that we sublease from Continental to the extent that Continental provides us with an equivalent replacement aircraft. We will be required to use commercially reasonable efforts to finance the replacement aircraft. We cannot provide any assurance that, if Continental exercises its rights to replace an aircraft, we will be able to obtain alternative financing or that the terms of any alternative financing will be comparable to those in our subleases with Continental. If we are unable to obtain financing after using commercially reasonable efforts, we will not be required to exchange our aircraft for the replacement aircraft and Continental’s sublease will not be terminated.

                Airport Facilities, Slots and Route Authorities.  Most of the airport facilities that we use are leased from airport authorities by Continental. Under our master facility and ground handling agreement with Continental, we are entitled to use these facilities to fulfill our obligations under the capacity purchase agreement. However, we are generally not entitled to use those facilities that are airport terminal facilities to service other carriers or operate flights under our own code without the approval of Continental. Further, we must use those facilities that are non-terminal facilities on a priority basis to support our scheduled flights that we fly on behalf of Continental so long as those flights constitute at least 50% of our total scheduled flights. We are generally charged for our allocated portion of airport rental expenses associated with our flight activity, except for rent expense at Continental’s hubs per the amended master facility and ground handling agreement. Continental is generally responsible for all capital and start-up costs for airport terminal facilities at its hub airports and at any other facilities where it elects to provide baggage handling services to us. If Continental elects to provide baggage handling services at any facility at which we previously provided baggage handling services, Continental will reimburse us for most of the capital and start-up costs we incurred at that facility. We are generally responsible for any capital and start-up costs associated with any airport terminal facilities at other airports to which we fly and any non-terminal facilities not also regularly used by Continental. If we exit a market at the direction of Continental (and we do not re-enter that market within six months flying under our own code or that of an airline other than Continental), in most cases Continental will reimburse us for certain losses incurred in connection with the closure of the related facility. If the capacity purchase agreement is terminated, we may be required by Continental to vacate airport terminal space subleased to us by Continental.

                As of November 1, 2003, our master facility and ground handling agreement with Continental was amended to clarify how rent expenses will be allocated at the airport locations where we operate.  Under this amendment, all terminal facility rents at the hub airports will now be borne by Continental and we will pay for incremental rent at other Continental managed locations, unless Continental does not operate any aircraft there.    In these situations, we are responsible for the rent expense. At our managed locations, rent will be allocated between Continental and us based on the number of our respective passengers.   We estimate that this change will reduce our annual terminal facility rent costs by approximately $30 million.  As terminal facility rent is a fully-reconciled cost, as described in our “—Payment” section, this change will result in a net reduction of approximately $3.3 million to our annual operating income on a pre-tax basis.

                In addition, Continental can require us, at any time, to use commercially reasonable efforts to transfer, subject to applicable laws, to Continental or its designee any of our airport take-off or landing slots, route authorities or other regulatory authorizations used for our scheduled flights under the capacity purchase agreement.

                Ground Handling.  At December 31, 2003, we provided baggage handling and other support services, including ground handling, station operations, ticketing, gate access and other passenger, aircraft and traffic servicing functions for Continental at several of the airports to which we fly. For providing these services to Continental and, if requested, to its code-share partners, Continental pays us an amount for each aircraft arrival and departure equal to our cost for providing such services. Continental provides these same services to us at some of the other airports to which we fly, including Continental’s existing hub airports.

                Most Favored Nations.  So long as Continental is our largest customer, if we enter into an agreement with another major airline to provide regional airline services on a capacity purchase or other similar economic basis for 10 or more aircraft on terms and conditions that are in the aggregate less favorable to our company than the terms and conditions of the capacity purchase agreement, Continental will be entitled to amend our capacity purchase agreement to conform the terms and condition of the capacity purchase agreement to the terms and conditions of the agreement with the other major airline.

                Change of Control.  So long as Continental is our largest customer, if a change of control of our company occurs without Continental’s consent, our block hour rates under the capacity purchase agreement will be reduced by an amount approximately equal to the operating margin built into those rates. Under the capacity purchase agreement, a change of control of our company is defined as:

·

our merger or consolidation with a major airline, defined as an airline (other than Continental or its subsidiaries) that had more than $500 million of revenue (or, if we are the surviving entity in the transaction, $1 billion of revenue), adjusted for inflation, during the most recently completed fiscal year;

·	the acquisition by a major airline or group of major airlines acting in concert of more than 10% of our capital stock or voting rights;
·

the acquisition by any other entity or group of entities acting in concert, other than Continental and its subsidiaries and passive investors, of more than 25% of our capital stock or voting rights, unless such entity or group reduces its ownership to below this threshold within 30 days of the acquisition;

·

our acquisition of more than 10% of the capital stock of an airline (other than Continental or its subsidiaries) that had more than $1 billion of revenue, adjusted for inflation, during the most recently completed fiscal year, or airline assets that generated more than $1 billion of revenue during the most recently completed fiscal year;

·	our merger or consolidation with another entity following which our stockholders own less than a majority of the voting securities of the surviving entity;
·	the sale or other disposition of all or substantially all of our airline assets to a major airline;
·	the liquidation or dissolution of our company in connection with which we cease operations as an air carrier;
·	a majority of our directors do not consist of either our current directors or individuals nominated by a majority of our board of directors; or
·	our entering into definitive agreements relating to the foregoing matters.

                Labor Disruption.  Upon the occurrence of a union-authorized labor strike, the capacity purchase agreement provides that:

·

we will no longer have the right to be Continental’s exclusive provider of regional jets in or out of its hub airports in New York/Newark, Houston and Cleveland, regardless of the length of the strike;

·	we will be compensated only for the flights we complete, and will not be compensated for any controllable or uncontrollable cancellations regardless of our historical cancellation rates;
·

on each of the 2nd, 15th, 30th, 45th, 60th and 75th days of the strike, Continental will be entitled to terminate our subleases for, and take immediate possession of, up to 20 of our aircraft that are covered by the capacity purchase agreement, to a maximum of 120 aircraft if the strike extends to the 75th day;

·

we will be required to provide to Continental or its designee, for the duration of the strike and 180 days thereafter and at market rates, first-priority access to all of our flight simulators, hangars, training and other facilities and inventory to the extent necessary to enable Continental or its designee to operate any aircraft of which Continental takes possession as a result of the strike; and

·

if the strike continues for 90 days or more, Continental is entitled to terminate the capacity purchase agreement for cause, cancel our subleases and take immediate possession of all of the aircraft covered by the capacity purchase agreement.

                In addition, a labor disruption other than a union-authorized strike may cause us to be in material breach of the capacity purchase agreement. Under the capacity purchase agreement, whenever we fail to complete at least 90% of our aggregate scheduled flights (based on available seat miles) in three consecutive calendar months or at least 75% of our aggregate scheduled flights (based on available seat miles) in any 45-day period (in each case, excluding flights cancelled due to union-authorized labor strikes, weather, air traffic control or non-carrier specific airworthiness directives or regulatory orders), we will be deemed to be in material breach of the capacity purchase agreement. A labor disruption other than a union-authorized strike could cause us to fail to meet these completion requirements and, as a result, cause us to be in material breach of the capacity purchase agreement. If Continental gives us notice of a material breach and we fail to cure the breach within 60 days, or if a union-authorized labor strike continues for 60 days, we will have to pay Continental an amount equal to the expected margin contained in the block hour rates for scheduled flights from the 60th day until the breach is cured. In addition, if we fail to cure the breach within 90 days after notice of the breach, Continental may terminate the capacity purchase agreement.

                Term and Termination of Agreement and Remedies for Breach. The capacity purchase agreement expires on December 31, 2010. Continental has the option to extend the term of the agreement with 24 months’ notice for up to four additional five-year terms through December 31, 2030.

                Continental may terminate the agreement at any time after January 1, 2007 upon 12 months’ notice, or at any time without notice for cause, which is defined as:

·	bankruptcy of our company;
·	suspension or revocation of our authority to operate as a scheduled airline;
·	cessation of our operations as a scheduled airline, other than as a result of a union-authorized labor strike or any temporary cessation not to exceed 14 days;
·	a union-authorized labor strike that continues for 90 days; or
·	an intentional or willful material breach by our company that substantially deprives Continental of the benefits of the agreement, which is not cured within 90 days of notice of the breach.

                Continental may also terminate the agreement at any time upon a material breach by us that does not constitute cause and continues for 90 days after we receive notice of the breach. If we materially breach the agreement (including for cause) and, for breaches other than cause, fail to cure the breach within 60 days after we receive notice of the breach, we will have to pay Continental an amount equal to the expected margin contained in the block hour rates for scheduled flights from the 60th day (or immediately, without receipt of any notice, if the breach is for cause) until the breach is cured. In addition, Continental may terminate the agreement immediately without notice or giving us an opportunity to cure if it makes a reasonable and good faith determination, using recognized standards of safety, that there is a material safety concern with our operation of any flight under the capacity purchase agreement.

                If Continental materially breaches the agreement and fails to cure the breach within 60 days after we notify it of the breach, we will be entitled to obtain our payments directly from Airline Clearing House, Inc. from the 60th day for the duration of the default.

                In addition, Continental and we are each entitled to seek damages in arbitration and to all available equitable remedies.

                Disposition of Aircraft upon Termination.  If Continental terminates the capacity purchase agreement for cause, it will also have the right at that time to terminate our subleases with it for aircraft covered by the agreement and take possession of these aircraft. If Continental terminates the capacity purchase agreement for any reason other than for cause, we have the option to cancel all or any number of our subleases with it for aircraft covered by the agreement at the time of termination. However, if we terminate any of these subleases, we will lose access to the subject aircraft, which would reduce the size of our fleet and our future ability to generate revenue. If we elect not to terminate these subleases, the interest rate implicit in calculating the scheduled lease payments under the relevant leases will automatically increase by 200 basis points to compensate Continental for its continued participation in our lease financing arrangements.

                Amendment of Embraer and Rolls-Royce Contracts.   We are prohibited, without Continental’s consent, from amending our aircraft purchase agreements with Embraer to change the pricing, financing or leasing arrangements, number or delivery schedule of firm order or option aircraft subject to the agreements, or to make any other changes that may be expected to adversely affect Continental’s rights under the capacity purchase agreement or our ability to perform our obligations under the capacity purchase agreement. We have also agreed to consent to any amendment of our Embraer aircraft purchase agreements that reduces the financing or other obligations of Continental under these agreements, provided that such amendment does not increase our obligations under these agreements.  We are also prohibited, without Continental’s consent, from amending our power-by-the-hour agreement with Rolls-Royce Corporation in any manner that adversely affects the engine maintenance costs to us or Continental of our aircraft subject to the capacity purchase agreement.  During 2003, with Continental’s consent, we agreed to a five-year extension of our agreement with Rolls-Royce Corporation.  This change did not have a material adverse effect on our engine maintenance costs.

                Indemnification.  In general, we have agreed to indemnify Continental and it has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the agreement or caused by our respective actions or inactions under the capacity purchase agreement.

                Board Designee.  Under the capacity purchase agreement, we have agreed to endeavor to ensure that an individual designated from time to time by Continental (who will not be a director, officer or employee of Continental) will be a member of the board of directors of our company and each of our subsidiaries that operate as Continental Express, for the full term of the capacity purchase agreement. This provision is not applicable, however, until after Continental is no longer entitled to elect any directors to our board of directors under the terms of our Special Voting Preferred Stock held by Continental as described in “— Our Company — Our Initial Public Offering”.

                Summary.  We believe that our capacity purchase agreement allows us to focus on our operations, flight completion rates, cost-effective maintenance, employee training, labor costs and employee relations.

                Administrative Agreement.    In connection with the capacity purchase agreement, we also entered into the administrative service agreement, under which Continental provides us with services such as information technology support, corporate accounting, internal audit, corporate communications, insurance, purchasing, payroll, human resources, legal, tax and treasury administrative services, and a fuel purchasing agreement, under which Continental manages all of our fuel purchasing requirements. Continental charges us for these services and the cost is included in the block hour rate pricing arrangement in the capacity purchase agreement. We have transitioned some of these administrative services from Continental during 2003 and will continue to develop a mutually acceptable transition plan for the remaining services during 2004.  As of November 1, 2003, we extended our administrative service agreement until March 2004, at which time this agreement will either be extended further or a mutually acceptable transition plan will be implemented.

Aircraft Fleet

                Our Fleet.  Our focus on regional jet aircraft is instrumental in our long-term growth. Responding to customers’ preference for regional jets over turboprop aircraft, we were one of the first airlines in the United States to adopt an all-regional jet strategy.  We were the worldwide launch customer in 1996 for the highly successful line of regional jets from Embraer.  In December 2002, we completed our transition to an all-jet air carrier by retiring or selling all of our remaining turboprop aircraft to Continental. Also, during the fourth quarter of 2002, we began to add to our fleet the new Embraer extended range ERJ-145 aircraft (“ERJ-145XR”), a 50-seat regional jet capable of 1,500-mile flights. At December 31, 2003, we operated an all-jet fleet of 224 aircraft, including 54 ERJ-145XR. Our regional jets’ operational capabilities have allowed us to successfully add service to new markets that did not have enough passenger traffic to support Continental’s mainline jet service, and were beyond the range of turboprop aircraft.  We plan to continue using these aircraft to begin service to new markets, principally out of the New York/Newark, Houston and Cleveland areas, and to expand service in existing markets.

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

                We also have options for an additional 100 ERJ-145XR aircraft. Continental has the ability to include any or all of the aircraft subject to options in the capacity purchase agreement. In addition, as described under “— Capacity Purchase and Other Agreements with Continental”, Continental has the ability to reduce the number of aircraft subject to the capacity purchase agreement below the numbers described in the paragraphs above.

                We have no obligation to take any of the aircraft under firm commitments unless they are financed by a third party and leased to us or Continental.  The capacity purchase agreement provides that all of the Embraer regional jets subject to our existing firm orders will be leased by Continental and then subleased to us. This same structure will be employed for any option aircraft included in the capacity purchase agreement with Continental.  We would, however, be responsible for obtaining financing for any such option aircraft acquired for a purpose outside of the capacity purchase agreement.  We have no orders for additional aircraft other than the Embraer regional jets.

                Maintenance of Aircraft.  Using a combination of FAA-certified maintenance vendors and our own trained and FAA-certified personnel and facilities, we maintain our aircraft on both a scheduled and as-needed basis.  We emphasize preventive maintenance, in addition to inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our facilities in Burlington, Vermont, Cleveland, Ohio, Houston, Texas, Knoxville, Tennessee, Shreveport, Louisiana and Newark, New Jersey, as well as our satellite maintenance stations.

                We have a power-by-the-hour agreement with Rolls-Royce Corporation to maintain the engines on our aircraft through April 2015 as a result of a five-year extension entered into in 2003.  Under the agreement, we are charged a fixed rate based on flight hours incurred during a month.  The rates are subject to annual revisions based on specific Bureau of Labor Statistics labor and materials indices.  We also have power-by-the-hour agreements with other vendors to cover various components and systems on the aircraft, such as auxiliary power units, thrust reversers, avionics, environmental control, tires, wheels and brakes.

                We believe that these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of maintenance expense during their terms.  We continue to maintain an inventory of aircraft spare parts to insure the reliability of the operation and utilize a computerized tracking system to increase maintenance efficiency and to avoid excess inventories of spare parts.

Industry

                Major, Low-cost and Regional Airlines.  The airline industry in the United States has traditionally been led by major airlines, including American Airlines, United Air Lines, Delta Air Lines, Northwest Airlines, Continental Airlines and USAirways.  These airlines operate generally under the hub-and-spoke model with large operations centered at a small number of domestic airports based in large cities from which they offer one-stop or connecting service through the hub between destinations on the spokes.  Hub airports permit airlines to transport passengers between large numbers of destinations with substantially more frequent service than if each route were served directly. The hub-and-spoke system also allows a carrier to add service to new destinations from a large number of cities using only one or a limited number of aircraft.

                All of these major airlines leverage their brand, distribution and marketing networks via code-sharing agreements with other carriers, including regional airlines.  Regional airlines, including us, Air Wisconsin, American Eagle, Atlantic Coast Airlines, Atlantic Southeast Airlines, Comair, Horizon Airlines, Mesa Airlines, Mesaba Airlines, Pinnacle Airlines, Republic Airways, SkyWest Airlines and Trans States Airlines, typically enter into such marketing relationships with major airlines.  Under these agreements, the regional carriers operate flights using the major airline’s brand and flight-designator code and share ticket revenues by means of a commercial agreement.  Several, including American Eagle, Atlantic Southeast Airlines, Comair and Horizon Airlines, are wholly owned subsidiaries of major airline holding companies.  Regional airlines typically operate smaller aircraft on lower-demand flights in the network.  This service allows the major airline to improve its schedule for its customers and add flights that cannot be operated economically with their larger aircraft.  Regionals generally do not establish independent route systems to compete with the major airlines.  Rather, they typically enter into these marketing relationships with major airlines and focus their efforts and resources on operations.

                Low-cost airlines, such as Southwest Airlines, AirTran Airways, Frontier Airlines and JetBlue, generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to many of the same markets, but at lower prices. Some low-cost airlines utilize a hub-and-spoke strategy, while others, including Southwest Airlines, have offered predominately point-to-point service between designated city pairs. The reduction, withdrawal or historical absence of service on shorter routes by both major and low-cost carriers has provided increased opportunities for regional airlines to develop these markets.

Competitors

                The airline industry is highly competitive.  We compete not only with other regional airlines, but also with low-cost airlines and major airlines on many of our routes.  These competitors often take a variety of pricing and scheduling actions against one another, which typically leads to some tactical retaliation.  The airline industry is particularly susceptible to price discounting, because airlines incur only nominal variable costs to provide service to passengers occupying otherwise unsold seats.  We believe that the customer features, operating costs and versatility of our regional jets provide Continental with a useful tool for defending and expanding its network.

                We are the leading regional airline operating out of Newark Liberty International, Houston’s George Bush Intercontinental and Cleveland’s Hopkins International airports. We believe that our capacity purchase agreement with Continental, combined with Continental’s significant market share at those airports, provides us with a competitive advantage over other regional carriers. However, we face substantial competition from a number of airlines serving our hub cities and various other locations in our network.  We also face some competition from low-cost airlines, although they tend to serve different city pairs.  Continental currently has code-sharing agreements with several regional airlines where Continental acts as the primary code-share partner. In addition, some of Continental’s major airline code-share partners have arrangements with regional airlines that operate a few regional jet flights in and out of Continental’s existing hub airports. We cannot provide assurance that Continental will not expand these relationships in competition with us, including through the use of aircraft released from the capacity purchase agreement, or that Continental will not add regional jet capacity in competition with us, subject to our current exclusive arrangement at Continental’s three existing hub airports. Because our license from Continental to use the Continental Express name and other trademarks is non-exclusive, Continental is not prohibited from flying its own planes or permitting other regional airlines from operating under the Continental Express name.

Industry Regulation

                We operate under certificates of public convenience and necessity issued by the Department of Transportation (“DOT”). These certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate. We are regulated by the DOT, primarily in the areas of consumer protection, fitness and related economic issues.

                We also operate under an air carrier operating certificate issued by the FAA which may be amended, modified, suspended or revoked by the FAA if safety in air commerce or air transportation and the public interest so require.  The airlines are regulated by the FAA, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters. Under these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.

                In November 2001, the President signed into law the Aviation and Transportation Security Act (“ATSA”). The law federalized substantially all aspects of civil aviation security, and created a new Transportation Security Administration (“TSA”), which is now an agency within the Department of Homeland Security. Under ATSA, all security screeners at airports have become federal employees, and other significant elements of airline and airport security are now overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners. Among other matters, the law mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger and cargo data to the U.S. Bureau of Customs and Border Protection and enhanced background checks.

                Funding for airline and airport security under the law is provided by a $2.50 per segment ticket tax (subject to a $5.00 per one-way trip cap), and an additional infrastructure fee on air carriers in an amount not to exceed the amounts paid in calendar year 2000 by air carriers for screening passengers and property. In February 2002, air carriers began collecting the new ticket tax from passengers, and became subject to the new fee on air carriers.  Collection of the new ticket tax was suspended for ticket sales from June 1 to September 30, 2003 by the Emergency Wartime Supplemental Appropriation Act of 2003, and the TSA is currently reexamining how it assesses the additional infrastructure fee.

                The law requires that the Undersecretary of Transportation for Security assume all the civil aviation security functions and responsibilities related to passenger screening called for under the law. The law also requires that all checked baggage be screened by explosives detection systems, which will require significant equipment acquisition by the government and may require the implementation of facility and baggage process changes. Implementation of the requirements of ATSA and other security laws and regulations may result in increased costs for airlines and passengers and may result in delays and disruptions to air travel. The TSA has issued regulations implementing ATSA, including requirements for air carrier security programs and substantial civil penalties for violations. Under the Arming Pilots Against Terrorism Act, TSA has established a program to arm volunteer pilots of air carriers to protect aircraft.

                Many aspects of operations are subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could adversely affect operations and increase operating costs in the airline industry.

Employees

                As of January 31, 2004, we had approximately 6,000 full-time equivalent employees, including approximately 2,100 pilots, 1,000 flight attendants, 1,000 customer service personnel, 1,000 mechanics and 100 other maintenance personnel, 70 dispatchers and 700 management and support personnel. As is customary in the airline industry, we also use third parties to provide ground handling personnel in some stations; a majority of these personnel are currently provided by Continental.

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

                Under the terms of a previous pilot flow-through agreement with Continental, which terminated in 2003 when Continental ceased to own more than 50% of our outstanding common stock, furloughed Continental pilots had the option to accept employment with us, which in turn displaced our pilots.  Since September 2001, 371 furloughed Continental pilots took positions at ExpressJet, with 336 still employed as of December 31, 2003.  As a result of this and other industry conditions, we furloughed 500 of our pilots since September 2001, 133 of whom were recalled in 2003.  As pilot positions become available at Continental, former Continental pilots on our payroll will likely return to Continental.  This will cause us to recall our furloughed pilots and hire additional new pilots as replacements.

                The following table, as of January 31, 2004, reflects our principal collective bargaining agreements and their respective amendable dates.

	Approximate Number
	of Full-Time		Contract
Employee Group	Equivalent Employees	Representing Union	Amendable Date

Pilots	2,100	Air Line Pilots Association, International (“ALPA”)	October 2002
Mechanics	1,000	International Brotherhood of Teamsters (“Teamsters”)	February 2004
Flight Attendants	1,000	International Association of Machinists and Aerospace Workers	December 2004
Dispatchers	70	Transport Workers Union of America	July 2004

                We began labor negotiations with ALPA in July 2002.  In December 2002, we applied jointly with ALPA for a federal mediator.  Our negotiations are ongoing with the mediator and ALPA with no specified deadlines.  Our pilots conducted informational picketing at our hub airports in New York/Newark, Houston and Cleveland on specified days in January and February 2004.  Although, we do not expect these actions to have an adverse effect on our negotiation, we cannot predict the outcome of these negotiations.

                In September 2003, we began negotiations with the Teamsters and jointly applied for a federal mediator in December 2003.  Our negotiations are ongoing with the mediator and the Teamsters with no specified deadlines.  We cannot predict the outcome of these negotiations.

Risk Factors

Risks Relating to Our Capacity Purchase Agreement with Continental

We are dependent on the financial and operational strength of Continental.

                We are directly affected by the financial and operational strength of Continental because we depend on Continental’s ability to make payments to us under our capacity purchase and other agreements.   Despite improvements during the last year, the U.S. domestic airline environment continues to be extremely challenging.

                For the year ended December 31, 2003, Continental reported net income of $38 million, but only after asset-related gains of $183 million from disposition of all or part of its interest in us, Orbitz and Hotwire and $111 million in security fee reimbursements from the U.S. government, along with $15 million in other gains and $62 million in special charges (all net of tax).  For the year ended December 2002, Continental reported a net loss of $451 million.  Although Continental’s overall passenger revenue increased 3.5% during 2003 compared to 2002, business traffic, Continental’s most profitable source of revenue, continues to be down, and competing carriers continue to offer reduced fares to attract passengers, which could lower Continental’s passenger revenue and yields in the future.

                Neither Continental nor we can predict when or if business traffic will increase.  Furthermore, the long-term impact of any changes in fare structures, most importantly in relation to business fares, booking patterns, low-cost competitor growth, competitor bankruptcies and other changes in industry structure and conduct cannot be predicted at this time, but could have a material adverse effect on both our and Continental’s financial condition, liquidity and results of operations. In addition, Continental has stated that it will be a struggle to break even in 2004 with persistently high fuel prices and that the economic environment must improve for it to be profitable.

                We believe Continental’s business and financial performance are subject to a number of additional risks, including the following:

·	fuel costs, which are highly volatile and constitute a significant portion of Continental’s operating expenses, have been at historically high levels;
·	continued terrorist threats and security concerns, which have caused security and insurance costs to increase significantly and may impair passenger bookings and traffic;
·	labor costs constitute a significant percentage of Continental’s total operating costs, and any increase in its labor costs could materially adversely affect its financial performance;
·	Continental is highly leveraged, which may adversely affect its ability to satisfy its significant financing needs or meet its obligations; and
·	major airlines are engaging in extensive price discounting and low-cost carriers are gaining market share.

Any material deterioration or sustained lack of improvement in Continental’s financial or operational strength could have a materially adverse impact on our operational results and financial condition.

                Continental’s collective bargaining agreement with its pilots became amendable in October 2002.  After being deferred due to the economic uncertainty following the September 11, 2001 terrorist attacks, negotiations recommenced with ALPA in July 2002 and are continuing.  Continental has advised us that it continues to believe that mutually acceptable agreements can be reached with its pilots, although the ultimate outcome of the negotiations is unknown at this time.

                Even absent such adverse factors as further economic recession, additional terrorist attacks, continued unrest in the Middle East, decreased consumer demand and increased fuel prices, Continental may find it necessary to downsize its operations and further reduce expenses.  As noted above, Continental could reduce its commitment or utilization of our aircraft under the capacity purchase agreement, which could materially reduce our revenue and earnings.  Additionally, Continental leases from third parties a substantial portion of the aircraft and airport facilities it subleases to us.  If Continental declared bankruptcy or otherwise defaulted under these leases, we would have no right to these aircraft or facilities; our access to our aircraft and airport facilities would depend on negotiations between the lessors and us.  For a detailed discussion of Continental’s results of operations, please see its report on Form 10-K for the year ended December 31, 2003 filed with the SEC, which sets forth Continental’s disclosure of its future minimum non-cancelable commitments under the capacity purchase agreement.

Our capacity purchase agreement with Continental may be terminated, which would materially reduce our revenue and earnings.

                Substantially all of our revenue is currently received under our capacity purchase agreement with Continental, which covers all of our existing fleet and firm aircraft orders.  If the agreement were terminated, our revenue would be substantially eliminated and we would incur significant losses unless we were able to make other arrangements.  We cannot be certain that we would be able to enter into substitute arrangements or that the arrangements would be as favorable to us as our capacity purchase agreement with Continental.

                Our capacity purchase agreement terminates on December 31, 2010, subject to renewal by Continental through December 31, 2030.  However, Continental may terminate the agreement:

·

at any time without notice or giving us an opportunity to cure, for cause as defined in “— Capacity Purchase and Other Agreements with Continental — Term and Termination of Agreement and Remedies for Breach”;

·

at any time upon a material breach by us that does not constitute cause, including our failure to complete a specified percentage of our scheduled flights, as described in “— Capacity Purchase and Other Agreements with Continental — Labor Disruption”, if the breach continues for 90 days after we receive notice of it;

·

at any time, without notice or giving us an opportunity to cure, if Continental reasonably and in good faith determines, using recognized standards of safety, that there is a material safety concern with our operation of any flight under the capacity purchase agreement; and

·	at any time after January 1, 2007 with 12 months’ notice, for any reason or for no reason.

If Continental terminates our capacity purchase agreement, we may lose access to all of our aircraft fleet and airport facilities and regulatory authorizations, as well as any services that Continental provides to us.

                We sublease or lease all of our aircraft from Continental.  In addition, all of the Embraer regional jets subject to our existing firm orders will be leased by Continental and then subleased to us.  If Continental terminates the capacity purchase agreement for cause, it will have the right to terminate our subleases for aircraft covered by the agreement at the time of termination. In that event, we would likely lose access to all, or substantially all, of our aircraft fleet.  Consequently, our business, operations and ability to generate future revenue would be materially adversely affected.

                If Continental terminated the capacity purchase agreement for any reason other than cause, we would have the option to cancel all or any number of our subleases with it for aircraft covered by the agreement at the time of termination.  If we canceled any of these subleases, we would lose access to the subject aircraft, reducing our fleet and impairing our ability to generate revenue and cash flow.  If we elected not to terminate these subleases, the interest rate implicit in calculating the scheduled lease payments would automatically increase by 200 basis points to compensate Continental for its continued participation in our lease financing arrangements, which would directly increase our expenses and adversely affect our earnings.

                If the capacity purchase agreement were terminated for any reason, we would likely lose access to all or substantially all of our airport facilities and other services that Continental provides to us, as well as our take-off and landing slots and route authorities.  Most of the airport facilities that we use are leased from airport authorities by Continental.  If the capacity purchase agreement is terminated, we can be required by Continental to vacate substantially all of the space it subleases to us.  In addition, Continental can require us, at any time, including upon cessation of flights scheduled on behalf of Continental (subject to some exceptions), to use commercially reasonable efforts to assign any lease for these airport facilities that is in our name to Continental or its designee (or to sublease the space to it or its designee).  Consequently, to offer airline service after termination of our capacity purchase agreement, we would have to arrange to use the same or other airport facilities, take-off or landing slots, route authorities and other regulatory authorizations used for our scheduled flights at higher rates.  Our inability to gain appropriate access to airport facilities, slots or other authorizations, or a significant increase in our cost to do so would have a material adverse effect on our operating results and financial condition.

                In connection with the capacity purchase agreement, Continental provides a number of important passenger, aircraft and traffic handling services to us.  Upon termination of the capacity purchase agreement, we would either need to provide these services internally or contract with a third party for them.  We might not be able to replace these services on a cost-effective basis, which could have a material adverse effect on our operating results and financial condition.

If we materially breach our capacity purchase agreement and Continental does not terminate the agreement, we may be forced to fly our aircraft for reduced rates.

                If we materially breach the agreement, for cause and other than for cause, and fail to cure the breach within 60 days after we receive notice of the breach, we will have to pay Continental an amount equal to the expected margin contained in the block hour rates for scheduled flights from the 60th day (or immediately, if the breach is for cause) until the breach is cured.  This payment would reduce our revenue under the capacity purchase agreement and would have a material adverse effect on our operating results and financial condition.

Continental could reduce the level of its commitment under our capacity purchase agreement, which could materially reduce our revenue, earnings, ability to repay our debt and our expected growth.

                The capacity purchase agreement covers all of our existing fleet, and the Embraer regional jets that were subject to firm orders at December 31, 2003.  At any time, Continental has the right to reduce the number of regional jets covered by our agreement, provided that we receive at least 12 months notice.  See “— Capacity Purchase and Other Agreements with Continental — Scope of Agreement”.  Any future reduction in Continental’s commitment under the capacity purchase agreement could have a material adverse effect on our revenue, earnings, ability to repay our debt and our expected growth.

                If Continental removes regional jet aircraft from the terms of the agreement, we would have the option to:

·

fly the released aircraft for another airline or under our own designator code, subject to our ability to obtain facilities, such as gates and slots, and our exclusive arrangement with Continental in its hub airports; or

·	decline to fly these aircraft and cancel the related subleases with Continental.

                We cannot assure you that we would be able to enter into a satisfactory agreement with another airline for the capacity released by Continental or, alternatively, fly successfully under our own flight designator code, including obtaining the necessary airport facilities and gates.  As long as Continental is our largest customer, if we enter into a capacity purchase or similar agreement with another major airline relating to 10 or more aircraft that is, in the aggregate, more favorable to the other airline than our capacity purchase agreement is to Continental, it has the right to amend its agreement to be equally favorable.  This “most favored nations” clause, as well as other provisions of the capacity purchase agreement described above in “— Capacity Purchase and Other Agreements with Continental”, may limit our ability to enter into alternative arrangements with other major airlines.

                On the other hand, if we terminate any of our subleases, we will lose access to the aircraft subject to those subleases, which would reduce the size of our fleet and our future ability to generate revenue and cash flow.

Reduced utilization levels of our aircraft under the capacity purchase agreement would reduce our revenue and earnings.

                The capacity purchase agreement does not require Continental to meet any minimum utilization levels for our aircraft.  In response to the events of September 11, 2001, Continental reduced utilization by accelerating the retirement of some of our turboprop aircraft and removed those aircraft from the capacity purchase agreement.  Even though the block hour rates paid under the agreement adjust based on our aircraft utilization levels to compensate us for our fixed costs plus a margin, if our aircraft are underutilized (including taking into account the average length of the aircraft flight, known as stage length, and frequency of our scheduled flights), we will lose both the ability to recover a margin on the variable costs of flights that would have been flown if our aircraft were more fully utilized and the opportunity to earn incentive compensation on such flights, reducing our revenue and earnings.

Our capacity purchase agreement with Continental may result in losses, particularly if our future costs are higher than expected.  Other factors could cause our margins under the capacity purchase agreement to decline.

                Our capacity purchase agreement provides that we will receive block hour rates, based on a formula plus performance incentives, for all of the scheduled flights that we provide on its behalf.  The formula establishes our future block hour rates based, in part, upon our estimates of future costs and will adjust our future block hour rates for changes in some, but not all, of our costs.  In addition, although the formula adjusts the rates we receive under the agreement to maintain our operating margin in any fiscal quarter within its specified range, some costs, including most labor costs higher than those reflected in our block hour rates and costs resulting from more flight cancellations than are anticipated under the agreement, are not taken into account in these adjustments.  We cannot assure you that the estimates of our future costs will be accurate.

                In addition, although we have the opportunity to renegotiate our block hour rates for each year beginning in 2005 based on the methodology used for determining the formula currently in effect (which formula includes the 10% targeted operating margin), we have no right to terminate the capacity purchase agreement in the absence of a material breach of the agreement by Continental, which can unilaterally extend the agreement until 2031.  If the costs not subject to adjustment under the capacity purchase agreement exceed our expectations, Continental has no obligation to renegotiate the block hour rates that are in effect through December 31, 2004 and, for subsequent years, we may not be successful in renegotiating rates with Continental to our satisfaction.  As a result, we may realize decreased profits or even losses under the agreement, we may be unable to generate sufficient cash flow to pay our debts on time and we may have to reduce our expansion plans.  If any of these events occurs, our operating results and our financial condition would be adversely affected, possibly for a sustained period of time.

                To date, our costs of operations under the capacity purchase agreement have been less than those projected at the time of entering into the agreement.  We have also realized substantial payments of incentive compensation based on achieving performance in excess of contractual standards.  Renegotiation of block hour rates may include adjustments to reflect our lower-than-projected costs and performance benchmarks governing incentive payments, which are determined on a five-year rolling average period, may become more difficult for us to achieve based on our current performance level.  Thus, we may be less likely to achieve in the future the margins and levels of incentive payments achieved in the past.

Continental may compete with us.

                Under some circumstances, Continental may reduce the level of its commitment under our capacity purchase agreement and replace our capacity with its own aircraft, including any aircraft removed from the agreement and not retained by us, or the aircraft of another regional airline, which could have a material adverse effect on our revenue, earnings, ability to repay our debt and our expected growth.   See discussion of the exclusivity between Continental and us under the capacity purchase agreement in “— Capacity Purchase and Other Agreements with Continental — Exclusive Arrangement”.

                Continental currently has code-sharing agreements with several regional airlines where Continental acts as the primary code-share partner.  In addition, some of Continental’s major airline code-share partners have arrangements with regional airlines that operate some regional jet flights in and out of Continental’s existing hub airports.  We cannot provide any assurance that Continental will not expand these relationships in competition with us including through the use of aircraft released from the capacity purchase agreement, or that Continental will not add its own regional jet capacity in competition with us, subject to our exclusive arrangement at Continental’s three existing hubs.

Our exclusive arrangement with Continental at its hubs and other airports limits our ability to expand our operations.

                Our exclusive arrangement with Continental in the capacity purchase agreement prohibits us, during its term, from flying under our or another carrier’s code at Continental’s hub airports (or any other airport where Continental, together with its subsidiaries and all other regional jets operating under its code, operates an average of more than 50 flights per day in the future) without Continental’s consent.  See “—Capacity Purchase Agreement with Continental — Exclusive Arrangement”.  In addition, during the term of the agreement, we are prohibited from operating any of our aircraft subject to the capacity purchase agreement or using our passenger-related airport facilities under the capacity purchase agreement on behalf of any other carrier or for flights under our own code.

We are dependent on Continental’s infrastructure and the services that Continental provides to us.

                In connection with the capacity purchase agreement, we also entered into the Administrative Agreement, which has been extended to March 2004.  See “— Capacity Purchase and Other Agreements with Continental – Administrative Agreement” for detailed descriptions of these agreements.  We cannot provide any assurance that after expiration or termination of these various agreements we will be able to replace the services with a comparable service or on terms and conditions as favorable as those we receive from Continental.

If a change of control of our company occurs without the consent of Continental, the block hour rates that we receive under the capacity purchase agreement will be substantially reduced.

                Under the capacity purchase agreement, so long as Continental is our largest customer, if a change of control of our company occurs without Continental’s consent, our block hour rates under the capacity purchase agreement will be significantly reduced, which would have a material adverse effect on our operating results and financial condition.  See the definition of a change in control under our capacity purchase agreement in “— Capacity Purchase and Other Agreements with Continental — Change of Control”.  The existence of these provisions in the capacity purchase agreement limits our ability to negotiate or consummate the sale of all or part of our business to another entity or otherwise participate in any further consolidation in the airline industry.  See “—Risks Relating to the Airline Industry — The highly competitive nature of the airline industry, as well as potential substantial consolidation in the airline industry, could adversely affect us.”

Risks Relating to Our Business and Operations

We have substantial debt obligations, and we may not be able to generate sufficient cash flow or otherwise raise funds to make required payments or pursue other business opportunities.

                Our high leverage may affect our ability to satisfy our significant financing needs or meet our obligations.  As of December 31, 2003, we had approximately $356.8 million of long-term debt and capital lease obligations and our stockholders’ deficit was $10.3 million.  This includes $193.2 million of outstanding indebtedness attributable to our note payable to Continental and the $137.2 million senior convertible notes due 2023 (see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8” and “Note 9” for detailed descriptions of these obligations).  Under the terms of our note payable to Continental, we have installments of $27.9 million in principal and accrued interest due quarterly, with the entire unpaid balance due on March 31, 2007.  If we do not make these payments in a timely manner, Continental can reduce its monthly payments to us under the capacity purchase agreement to the extent necessary to offset our defaulted payments.

                Under our senior convertible notes, the holders of the notes may require us to repurchase the notes on August 1, 2008, August 1, 2013 and August 1, 2018 (“Redemption Dates”) at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.  While we can choose to pay the repurchase price for any such notes in cash, common stock or any combination thereof,  we intend to satisfy any such  redemption in cash.  However, we may not have sufficient cash to do so.

                Even if we are able to timely service our debt obligations, their size could negatively affect our operations in various ways, including increasing the cost or limiting the availability of additional financing for working capital, capital acquisitions or other purposes and limiting the ways in which we can use our cash flow.  Under the terms of our agreements with Continental, until April 23, 2004, if we or any of our subsidiaries issue or sell any capital stock of our company or any of our subsidiaries, other than issuance, or sales in connection with our employee benefit plans, we are required to use 75% of the net proceeds from those sales to make a principal payment on the note payable to Continental, unless in either case we receive Continental’s consent or at such time Continental and its controlled affiliates own less than 20% of our outstanding shares of common stock.

                Historically, Continental has provided financing and credit support to us. We expect this to end, except as required by the capacity purchase agreement. As a result, we could face increased borrowing costs, more restrictive covenants and reduced credit from lenders and suppliers, all of which would adversely affect our operating results, financial condition and ability to raise capital to pursue other business opportunities.

                Under the capacity purchase agreement and agreements with Embraer, Continental will acquire or lease from Embraer or its designee all of our current firm order aircraft and sublease these aircraft to us, although neither we nor Continental has any obligation to acquire or lease any of these aircraft that are not financed by a third party and leased to us or Continental. Continental is not required to provide any financing for our Embraer option aircraft or any other aircraft that we may acquire.

                Continental may require us to substitute aircraft that are subject to our existing Embraer options for aircraft that have been removed from the terms of the capacity purchase agreement and that we sublease from Continental. If Continental does this, it will be entitled to terminate our sublease and take possession of the replaced aircraft five days after its scheduled delivery date, regardless of whether it is actually delivered or we are able to finance its acquisition. Continental may also terminate the sublease relating to, and take possession of, any of our aircraft that have been removed from the terms of the capacity purchase agreement to the extent that it provides us with an equivalent replacement aircraft. We will be required to use commercially reasonable efforts to finance the replacement aircraft. If we are unable to obtain financing after using commercially reasonable efforts, we will not be required to exchange our aircraft for the replacement aircraft. However, we cannot assure you that, if Continental exercised its rights to replace an aircraft, any alternative financing we might obtain would be comparable to that in our subleases with Continental.

Our tax agreement with Continental increases our exposure to its financial health.

                In connection with our IPO we undertook an internal reorganization that should reduce the amounts we must pay in the future to various tax authorities as a result of increasing the tax basis of our tangible and intangible assets to fair value.  We have agreed in our tax agreement with Continental to pay to it substantially all of these tax savings, which could be as much as $360 million, from 2002 to 2017.  See Item 8. “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10” for a detailed discussion of our income taxes, including the increase in the tax basis of our tangible and intangible assets to fair value.  After paying these reduced amounts of taxes, if it is determined as a result of an income tax audit or examination that any significant amount of these tax benefits should not have been available, thus requiring us to pay additional taxes and/or penalties to one or more tax authorities, and if at that time Continental were insolvent or bankrupt or otherwise unable to pay us its indemnification for these amounts, then we could be responsible for such tax payments and/or penalties.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, may directly impact our earnings.

                Labor costs constitute a significant percentage of our total operating costs, and are considered unreconciled costs under the capacity purchase agreement with Continental.  Under our capacity purchase agreement, our block hour rates contemplate labor costs that increase on a set schedule through 2004.  We are responsible for our labor costs, and will not be entitled to receive increased payments for our flights if our labor costs increase above the assumed costs included in the block hour rates.  In addition, although the capacity purchase agreement provides for adjustments to the rates we receive under the agreement to maintain our operating margin in any fiscal quarter within a specified range, the effects of our labor costs are not taken into account in these adjustments.  As a result, an unplanned increase in our labor costs could result in a material reduction in our earnings.

                The collective bargaining agreement between us and our pilots (who are represented by ALPA) became amendable in October 2002.  We began labor negotiations with ALPA in July 2002.  In December 2002, we applied jointly with ALPA for a federal mediator.  Our negotiations are ongoing with the mediator and ALPA with no specified deadlines.  Our pilots conducted informational picketing at our hub airports in New York/Newark, Houston and Cleveland on specified days in January and February 2004.  Although, we do not expect these actions to have an adverse effect on our negotiation, we cannot predict the outcome of these negotiations.

                The collective bargaining agreement between us and our mechanics (who are represented by the Teamsters) became amendable in February 2004.  In September 2003, we began negotiations with the Teamsters and jointly applied for a federal mediator in December 2003.  Our negotiations are ongoing with the mediator and the Teamsters with no specified deadlines.  We cannot predict the outcome of these negotiations.

                We expect to incur increased labor costs in connection with the negotiation of these collective bargaining agreements.

                If we are unable to reach an agreement with any of our unionized work groups on the terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to conduct our operations and fulfill our obligations under the capacity purchase agreement. In addition, certain other U.S. air carriers have experienced work slowdowns, strikes or other labor disruptions in connection with contract negotiations. Although we enjoy generally good relations with our employees, there can be no assurance that we will not experience labor disruptions in the future.

We may not be successful in implementing our growth strategy.

                In order to meet our growth objectives, we have contracted to add additional aircraft to our fleet over the next several years.  Substantial risks accompany our growth plans.  Some factors that may impact our growth plans include:

·	the likelihood and structure of continued business relations with Continental, and its elections about the inclusion of our aircraft under the capacity purchase agreement;
·	demand for regional air transportation and the actual physical availability for growth at airports;
·	the general condition of the U.S. economy;
·	our ability to hire, train and retain enough pilots, flight crews and mechanics for our aircraft;
·	our ability to obtain and finance enough new Embraer regional jets and other aircraft;
·	our ability to obtain the financing necessary to pay for expansion at acceptable rates; and
·	our ability to operate and manage a larger enterprise cost-effectively.

                Many of these factors are beyond our control.  If we are incorrect in our assessment of the profitability and feasibility of our growth plan, or if unforeseen circumstances arise, we may not be able to grow as planned or our growth may have an adverse effect on our operating results and our financial condition.

We may be unable to obtain all of the aircraft, parts or related support services we expect from Embraer or otherwise operate the aircraft, which would materially adversely impact our operating results and financial condition.

                As of December 31, 2003, we had a firm order with Embraer for 50 regional jets through 2006 and options to acquire an additional 100 regional jets that are exercisable from 2005 through 2008.  We are dependent on Embraer as the manufacturer of all these jets, and we are Embraer’s largest customer.  Any disruption, such as Embraer’s inability to perform its obligations as a result of operational or financial difficulties, or change in the delivery schedule of these Embraer regional jets would affect our overall operations and could have a materially adverse impact on our operating results and our financial condition.

                Our operations could also be materially adversely affected by the failure or inability of Embraer to provide sufficient parts or related support services on a timely basis or the interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for our aircraft.  The issuance of FAA directives restricting or prohibiting the use of Embraer regional jets would have a material adverse effect on our business and operations.

Risks Relating to the Airline Industry

Our industry has incurred significant losses as a result of weakened economies and political uncertainties.

                The airline industry is highly sensitive to the economy.  Weak global and domestic economies have significantly decreased overall revenue for the airline industry.  Corporate profitability has declined, resulting in reduced business travel, typically the most profitable source of revenue for mainline carriers.  Demand is further weakened by customer dissatisfaction with the challenges and delays of heightened airport security.  Under our capacity purchase agreement, Continental bears the risk of revenue volatility associated with fares and passenger traffic.  Therefore, although we are not directly affected by the decline in demand, so long as Continental is our largest customer, this factor could influence its commitments to us under the capacity purchase agreement and reduce our revenue.

                Terrorist attacks and threats, continued unrest in the Middle East or other world events could result in decreased load factors and yields and could also result in further increased costs for us and the airline industry.  For instance, fuel costs rose significantly during 2002 and 2003, and have been at historically high levels.  Premiums for aviation insurance increased substantially since the terrorist attacks in September 2001and certain aviation insurance could become unavailable or available only for reduced amounts of coverage that are insufficient to comply with the levels of insurance coverage required by aircraft lenders and lessors or by applicable government regulations.    Additionally, increased security measures mandated by the Transportation Security Administration have also increased operating expenses for us and the airline industry, despite various governmental aids.

The highly competitive nature of the airline industry, as well as potential substantial consolidation in the airline industry, could adversely affect us.

                Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation, and it may experience additional consolidation in the future.  The impact of any consolidation or significant alliance activity within the U.S. airline industry could adversely affect our operations, our business prospects and our relationship with Continental.

                The airline industry is highly competitive.  We compete not only with other regional airlines, some of which are owned by or operate as code-sharing partners of major airlines including Continental, but also with low-cost airlines and major airlines on many of our routes.  Some of these airlines are larger and have significantly greater financial and other resources than we do.  Moreover, competitors could rapidly enter markets we serve for Continental and quickly discount fares, which could lessen the economic benefit we derive from servicing these markets.

Our business is subject to extensive government regulation, and we may incur additional costs to comply with such regulations.

                Our business is subject to extensive government regulation.  As evidenced by the enactment of the ATSA, airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs.  The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures.  Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne wind shear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft.

                We expect to continue incurring expenses to comply with the FAA’s regulations.  In addition, if any of these actions by the FAA causes us to cancel flights, the resulting reduction in our revenue is not taken into account in the reconciliation payment made under the capacity purchase agreement to maintain our operating margin within a specified range.

                Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue.  Moreover, because of higher security and other costs incurred by airports after September 11, 2001, coupled with reduced fees paid by airlines to airports due to decreased flying and cargo, have caused many airports to significantly increase their rates and charges to air carriers.  Restrictions on the ownership and transfer of airline routes and take-off and landing slots have also been proposed.  The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available.  We cannot be certain that current laws or regulations, or laws or regulations enacted in the future, will not adversely affect us.

We may be adversely affected by factors beyond our control, including weather conditions and the availability and cost of fuel.

                Generally, revenue for airlines depends on the number of passengers carried, the fare paid by each passenger and service factors, such as timeliness of departure and arrival.  During periods of fog, icy conditions, storms or other adverse weather conditions, flights may be cancelled or significantly delayed.  Under our capacity purchase agreement with Continental, we are substantially protected against cancellations due to weather or air traffic control. However, if we decide in the future to operate our aircraft for another airline or under our own flight designator code, we may not be protected against weather or air traffic control cancellations, which could adversely affect our operating results and our financial condition.

                In addition, if we operate our aircraft for another airline or under our own flight code, we could be exposed to the risk of increased fuel prices.  Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world.  Significant changes or extended periods of high fuel costs or fuel supply disruptions would materially affect our operating results.  Our ability to pass on increased fuel costs through fare increases would be limited by several factors, including economic and competitive conditions.  In addition, if the unavailability of fuel causes us to cancel flights, the resulting reduction in our revenue is not taken into account in the reconciliation payment made under the capacity purchase agreement to maintain our operating margin within a specified range.  The cost and availability of adequate supplies of fuel could have a material adverse effect on our operating results and our financial condition in the future.

Our operations are affected by the seasonality associated with the airline industry.

                Due to greater demand for air travel during the summer months, revenue and capacity in the airline industry in the second and third quarters of the year is generally stronger than revenue and capacity in the first and fourth quarters of the year for most U.S. air carriers.  Our results of operations generally reflect this seasonality.

Risks Relating to Continental’s Significant Interest in Our Company

As long as Continental owns a significant portion of our common stock, it will be able to influence us substantially.

                Continental owned approximately 30.9% of our common stock as of December 31, 2003.  As a result, Continental continues to significantly influence our board of directors and other matters affecting our company, including:

·	through the board, any determination about our business direction and policies, including the appointment and removal of officers;
·	the determination of incentive compensation, which may affect our ability to attract and retain key employees;
·	any determinations about mergers or other business combinations;
·	our acquisition or disposition of assets;
·	our financing decisions and our capital raising activities;
·	the payment of dividends on our common stock; and
·	the amendment of our certificate of incorporation or our bylaws.

                Continental owns the sole share of our Special Voting Preferred Stock, which, among other things, provides it with the right to elect a designated number of our directors based on the percentage of our common stock that it owns, as described in “— Our Company — Our Initial Public Offering”.  In addition, during the term of the capacity purchase agreement, Continental has the right to designate one individual to our board of directors (who will not be a director, officer or employee of Continental) even after it is no longer entitled to designate any directors to our board under its Special Voting Preferred Stock.

Our existing agreements with Continental were not made on an arm’s length basis and may not be fair to us.

                The capacity purchase agreement, the tax agreement and the other contractual agreements we have with Continental were made in the context of an affiliated relationship and were negotiated in the overall context of our initial public offering.  In addition, these agreements may be amended from time to time upon agreement between the parties and, as long as Continental is a significant stockholder, it will have a significant influence over our decision to agree to any such amendments.  As a result of Continental’s control of us when these agreements were negotiated, the prices and other terms under these agreements may be less favorable to us than terms we might obtain in arm’s length negotiations with unaffiliated third parties for similar services.  In addition, these agreements may be more favorable to us than terms we might obtain in any arm’s length negotiations.  As a result, the terms of these agreements may not be representative of the terms of future agreements that we may enter into with unaffiliated third parties.

Two of our directors are also directors and executive officers of Continental.

                Two of our directors are also directors and executive officers of Continental.  These directors owe fiduciary duties to the stockholders of each company and may have conflicts of interest in matters involving or affecting Continental or us.  This could create, or appear to create, potential conflicts of interest when our directors are faced with decisions that could have different implications for Continental than they do for us.

Item 2.    Properties

Flight Equipment

            As shown in the following table, our operating aircraft fleet consisted of 224 regional jets at December 31, 2003. Our purchase commitments (orders) and aircraft options as of December 31, 2003 are also shown below.

					Seats in
	Total		Firm		Standard
Type	Aircraft	Leased	Orders	Options	Configuration

Regional Jets:
ERJ-145XR	54	54	50	100	50
ERJ-145	140	140	—	—	50
ERJ-135	30	30	—	—	37

Total	224	224	50	100

            During 2003, we put into service a total of 36 new ERJ-145XR aircraft.  We will take delivery of 21 ERJ-145XR aircraft in 2004 and 2005 and the remainder of our firm orders through 2006.

            See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Commitments” for a discussion of our order for new firm commitment aircraft and related financing arrangements.

Facilities

            We use the following principal facilities:

·

Houston’s George Bush Intercontinental — Terminal B has approximately 155,000 square feet with 31 regional jet gates. Subject to obtaining applicable approvals, we have the ability to add one additional regional jet gate to the existing terminal. Additionally, we have remote parking positions for an additional 12 regional jets served by a bus facility as well as access to an additional nine remote parking positions near the airport’s international facility.

·

Houston Maintenance Hangar — We have four maintenance bays occupying approximately 47,000 square feet and approximately 52,000 square feet of administrative space of which approximately 70% is currently occupied.

·	Houston Maintenance Shops — We operate a maintenance shop with approximately 13,000 square feet composed of an engine build-up (“EBU”) and tire shop.
·	Houston Training Center — We have a 58,000 square foot facility containing three full-motion regional jet simulators, two fixed training devices and corresponding training and administrative space.
·

Cleveland’s Hopkins International — Terminal D has approximately 104,000 square feet with 12 regional jet passenger loading bridge gates. We also utilize numerous jetways and gates on Continental’s Terminal C. Subject to obtaining applicable approvals, we have the ability to add 12 to 16 regional jet gates if the existing 24 turboprop gates are eliminated. We currently have the ability to park up to 20 regional jets on the turboprop remote parking piers adjacent to Terminal D.

·	Cleveland Maintenance Hangar — We utilize approximately 98,000 square feet of the facility for eight lines of maintenance.
·	Newark Liberty International — We operate out of Continental’s Terminal C with 18 regional jet gates and six remote parking positions.
·	Knoxville Hangar — We have a four-bay heavy maintenance facility of approximately 82,000 square feet located in Knoxville, Tennessee.
·	Knoxville Maintenance Shops — We operate a maintenance shop with approximately 11,000 square feet composed of a composite, EBU and thrust reverser shop.
·	Shreveport Hangar — We have a five-bay heavy maintenance facility of approximately 121,000 square feet located in Shreveport, Louisiana.
·	Shreveport Maintenance Shops - We operate a maintenance shop with approximately 29,280 square feet composed of a composite, EBU and thrust reverser shop.
·

Satellite Maintenance Stations — We have line maintenance facilities in Burlington, Vermont; Richmond, Virginia; Hartford, Connecticut; Charlotte, North Carolina; Dayton, Ohio; Louisville, Kentucky; St. Louis, Missouri; Nashville, Tennessee; Washington-Dulles, Virginia; Lafayette, Louisiana; and Kansas City, Missouri.

            All of these facilities are leased on a net-rental basis, and we are responsible for maintenance, taxes, insurance and other facility-related expenses and services. Continental is the primary sublessor for these facilities, except for the Houston maintenance hangar, the Knoxville hangar and Shops facilities, the Shreveport hangar and Shops facilities, and the Richmond, Louisville, and Dayton satellite maintenance stations, which we lease directly. In addition, at each of Continental’s three domestic hub cities and many other locations, our passenger and baggage handling space is provided by Continental on varying terms dependent on the prevailing practice at each airport. If the capacity purchase agreement is terminated after our material breach of that agreement, we may be required to vacate these facilities that are subleased to us by Continental, and we may be required to use commercially reasonable efforts to assign to Continental or its designee any lease in our name for these facilities. See Item 1. “Business —  Capacity Purchase Agreement with Continental— Airport Facilities, Slots and Route Authorities.” For a period of five years following the termination of the capacity purchase agreement, if we wish to transfer our interests in any of our facilities used to fulfill our obligations under the capacity purchase agreement, Continental must consent to the transfer (where Continental is the sublessor) and has a right of first refusal to acquire our interests in those facilities that we lease from parties other than Continental.

Item 3.    Legal Proceedings

Legal Proceedings

            We are a defendant in various lawsuits arising in the ordinary course of our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our financial position, results of operations or cash flows, we believe that the ultimate disposition of these suits will not have a material adverse effect on our financial position, results of operations or cash flows.

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

	Common Stock

	High	Low

2003
First Quarter	$12.80	$6.40
Second Quarter	$15.57	$7.99
Third Quarter	$15.82	$12.13
Fourth Quarter	$17.15	$14.00

2002
Second Quarter (beginning April 18, 2002)	$16.15	$11.78
Third Quarter	$13.90	$9.00
Fourth Quarter	$12.86	$7.61

               As of February 11, 2004, there were approximately 16 holders of record of our common stock.

               We have paid no cash dividends on our common stock and have no current intention of doing so.

               Our certificate of incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record. Our bylaws further provide that no shares will be registered on this foreign stock record if the amount so registered would exceed United States foreign ownership restrictions. United States law currently limits to 25% the voting power in us (or any other U.S. airline) of persons who are not citizens of the United States.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Plans approved by securityholders (1)	1,276,000	$15.46	1,924,000
Plans not approved by securityholders	—	—	—

Total	1,276,000		1,924,000

(1) Includes shares underlying options issued pursuant to our 2002 Stock Incentive Plan.

Item 6.    Selected Financial Data

            You should read this selected financial data together with the consolidated financial statements and related notes and Item 7. “Management’s Discussions and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

            The following selected financial data for each of the five years ended December 31, 2003 and as of December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited financial statements. The financial information included in this report is not necessarily indicative of our future results of operations, financial position and cash flows, or reflective of what our results of operations, financial position and cash flows would have been had we been a stand-alone entity during the periods presented.

            We operated essentially as a division of Continental until January 1, 2001, providing passengers to its mainline jet operations. Our scheduling, pricing and revenue management were designed and operated to increase Continental’s overall system revenue rather than to maximize the profitability on flight segments we operated. In addition, our historical financial statements for periods prior to January 1, 2001 reflect a revenue-sharing arrangement between us and Continental that is different from our capacity purchase agreement, which became effective on January 1, 2001.  Under the revenue-sharing arrangement, we received a prorated percentage of the ticket revenue for passengers traveling one portion of their trip on our aircraft and the other portion of their trip on Continental’s aircraft, and all of the ticket revenue for passengers traveling their entire trip solely on our aircraft. All of the costs associated with our flights were either borne directly by us or otherwise allocated to us by Continental. Under the revenue-sharing arrangement, we realized increased revenue as ticket prices and passenger loads increased and decreased costs as fuel and other costs decreased. Conversely, we realized decreased revenue as ticket prices and passenger loads decreased and increased costs as fuel and other costs increased. Under our capacity purchase agreement, Continental pays us a rate calculated using a formula for each scheduled block hour by aircraft operated by us. Under the formula, our rates vary depending on the average length of our scheduled flights, our aggregate number of flights and the type of aircraft utilized, and are otherwise subject to specified adjustments.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Operating revenue	$1,311,443	$1,089,099	$980,473	$843,773	$649,575
Operating expenses(1)	1,129,466	941,319	879,493	878,955	644,580
Operating income	181,977	147,780	100,980	(35,182)	4,995
Non-operating income/(expense), net	(6,774)	(9,174)	(21,275)	(23,856)	(23,414)
Net income/(loss)	108,181	84,280	48,074	(38,752)	(13,046)
Basic and diluted earnings per share(2)	1.80	1.38	0.89
Weighted average number of shares used in computations:
Basic	60,026	61,068	54,000
Diluted	60,037	61,069	54,000

	As of December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (excluding restricted cash)	$189,892	$120,930	$71,877	$13	$13
Amounts due from Continental, net	—	17,419	14,235	—	—
Total assets	510,171	434,148	429,751	302,520	264,352
Amounts due to Continental, net(3)	5,588	—	—	481,312	406,575
Note payable to Continental(3)	193,172	325,512	552,312	—	—
Long-term debt and capital lease obligations, including current maturities(4)	163,623	11,568	8,594	6,015	25,554
Stockholders’ equity/(deficit)	(10,287)	15,302	(214,361)	(262,435)	(223,683)

	Year Ended December 31,

	2003	2002	2001	2000	1999

Operating Statistics:
Revenue passenger miles (millions)(5)	5,769	3,952	3,388	2,947	2,149
Available seat miles (millions)(6)	8,425	6,219	5,437	4,735	3,431
Passenger load factor(7)	68.5%	63.5%	62.3%	62.2%	62.6%
Operating cost per available seat mile (cents)(1)(8)	13.41	15.14	16.18	18.56	18.79
Block hours (thousands)(9)	593.4	494.8	509.7	489.1	396.5
Operating cost per block hour (dollars)(1)(10)	1,903	1,902	1,725	1,797	1,626
Departures	353,547	314,934	315,812	316,494	281,148
Average price per gallon of fuel, excluding fuel taxes (cents)	66.00	60.72	76.01	86.92	47.39
Fuel gallons consumed (millions)	215.8	164.9	144.5	122.1	87.2
Average length of aircraft flight (miles)	491	414	379	342	289
Average daily utilization of each aircraft (hours)(11)	7:47	7:38	8:00	8:25	7:56
Revenue passengers (thousands)	11,373	9,214	8,305	7,772	6,664
Actual aircraft in fleet at end of period	224	188	170	166	147

(1)	Includes government grant of $0.5 million and $24.9 million in 2002 and 2001, respectively.
(2)

Basic and diluted earnings per share are computed using the assumed number of shares of our common stock outstanding after our 2002 recapitalization. Options to purchase 977,000 and 984,500 shares of our common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2003 and 2002.  These options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.  Furthermore, we also excluded approximately 7.5 million shares of potential common stock equivalents related to our senior convertible notes (see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9”) from the computation of diluted earnings per share for the year ended December 31, 2003 as these shares are not currently convertible in accordance with the terms of the notes.

(3)

Effective March 31, 2001, the amounts due Continental, net, of $552.3 million were converted into a note, which accrued interest at a fixed rate of approximately 4.9% through June 30, 2001 and since July 1, 2001 at a rate fixed for each quarter equal to the three-month London interbank offered rate on the second business day prior to such quarter plus 1.25% subject to an aggregate cap of 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004. There is no interest rate cap after 2004. Fixed installments of $27.9 million in principal and accrued interest are due quarterly through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full. An aggregate of $132.3 million and $226.8 million in principal payments have been made for the years ended December 31, 2003 and 2002, respectively. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

(4)

Beginning July 1, 2003, mandatorily redeemable preferred stock of subsidiary is classified as long-term debt in accordance with Statement of Financial Accounting Standard No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.   Reclassification of the prior year financial statements was made to conform to the current year presentation.

(5)

Revenue passenger miles are the number of scheduled miles flown by revenue passengers.  As described in Item 8.  “— Note 2”, substantially all of our revenue from Continental is based on specified rates per scheduled block hour by our aircraft, together with certain incentive payments and reimbursements.

(6)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(7)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(8)	Operating cost per available seat mile equals operating expenses divided by available seat miles.
(9)	Block hours are the hours from gate departure to gate arrival.
(10)	Operating cost per block hour equals operating expenses divided by block hours.
(11)	The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

            The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this report. The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those described in Item 1. “Business — Risk Factors” and elsewhere herein.

OVERVIEW

        Where we are…

                We are the largest operator of regional jets in the world and the largest regional airline in the world based on available seat miles. As of December 31, 2003, we offered scheduled passenger service with up to 1,100 daily departures to 130 cities in 38 states, the District of Columbia, Mexico, Canada and the Caribbean. We provide Continental all of its regional jet capacity at its hub airports in New York/Newark, Houston and Cleveland. Our available seat miles (“ASMs”) have grown at a compounded annual rate of 24.5% from 5.4 billion in 2001 to 8.4 billion in 2003, while our costs have increased at a compounded annual rate of 13.3% for the same period.  We seek to improve earnings growth and cash flow through our continuing focus on operating costs and improved reliability.  Our success to date is reflected by the slower rate of increase in our operating costs as compared to the growth in our operations.  We have successfully achieved these objectives through fleet simplification, employment of cost-effective technologies and sizeable investments in training resources. For the year ended December 31, 2003, we recorded net income of $108.2 million.

                We receive substantially all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us specified rates per scheduled block hour by our aircraft, together with certain incentive payments and reimbursements.  See Item 8. “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2” for details related to the block hour rates and performance incentives.  Our operating revenue is reconciled and settled with Continental on a monthly basis, except for the quarterly reconciliation of our costs within the margin band, as defined by the capacity purchase agreement.  Please also read Item 1. “Business — Capacity Purchase and Other Agreements with Continental” for a more detailed description of this agreement.

                During 2003, we accepted 36 deliveries of the new ERJ-145XR.  This aircraft is a 50-seat regional jet capable of flights of 1,500 miles.  With these deliveries, we ended 2003 with 54 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  Our regional jets’ operational capabilities have allowed us to add service to new markets, expand service in existing markets, and ultimately allow Continental to extend service from its major hub cities to more distant and smaller communities, thus contributing to its growth options.  We currently expect to receive 21 new ERJ-145XR aircraft per year during 2004 and 2005 and eight new aircraft in 2006.  Additionally, we expect Embraer to arrange the financing for these aircraft to Continental, which will then sublease them to us.

                As of December 31, 2003, we had $193.1 million in cash, including $3.2 million in restricted cash.  During 2003, we reduced our note payable to Continental by $132.3 million, entered into a loan agreement with Export Development Canada (“EDC”) for $17.3 million and completed the private placement of $137.2 million senior convertible notes due 2023.  Proceeds from our loan agreement with EDC were used to pay down our note payable to Continental.  Proceeds from our senior convertible notes were used to repurchase 9,835,125 shares of our common stock from Continental.  This repurchase reduced our outstanding common stock from 64,000,000 shares to 54,164,875 shares.  As a result of this transaction, Continental’s beneficial interest in our common stock decreased from 53.1% to 44.6%.

                In addition, Continental contributed 7,435,000 shares of our common stock to its defined benefit pension plan on September 9, 2003, which further reduced its ownership to 30.9%.  Continental has indicated that it intends to sell or otherwise dispose of some or all of its remaining interest in our common stock, subject to market conditions.  Based on current information and our capacity purchase agreement with Continental, we do not believe that Continental’s sale of its ownership interest will have an adverse impact on our results of operations or financial position.

                Our cash flows from operations were sufficient to cover our capital resource and liquidity requirements during the three years ending December 31, 2003.  See discussion below in “— Liquidity and Capital Commitments”.

        Where we are we going…

                Our goal is to maximize our stockholders’ value and build our cash by:

·

continuing our emphasis on cost control.  We believe maintaining our low cost structure will further solidify our partnership with Continental and provide the platform necessary for seizing prospective growth opportunities with other major airlines or otherwise.  We monitor performance measurements such as our operating cost per ASM and per block hour closely to ensure that we are on the right track to achieve this goal;

·

cultivating our relationship with Continental.  Our long-running relationship with Continental has and will continue to provide us with growth opportunities.  We currently anticipate that our contract rate resetting process for 2005, as specified in our capacity purchase agreement, will be uneventful;

·

leveraging our regional jet service to continue to serve Continental and potentially other major airlines.  Our ERJ-145 and ERJ-135 aircraft have provided Continental with a formidable growth option, allowing it to extend service to more distant and smaller communities and to better allocate its larger, longer-range aircraft.  We believe our aircraft have worked well for Continental during the recent economic downturn and will be equally or more effective if and when there is an industry upturn for either Continental or other major airlines.  We strive to be the best regional airline so that we will be chosen as the preferred regional provider by other major airlines that elect to outsource their regional services;

·

maximizing the benefits of an operating fleet with almost 100% commonality.  With an all-jet fleet, we have increased efficiencies and productivity of our maintenance operation.  In addition, our partnering approach with maintenance vendors has also yielded numerous power-by-the-hour agreements, which provide us with predictable maintenance expenses and aligns maintenance reliability goals between the service providers and us.  Additionally, during 2003, we consistently achieved maintenance reliability that is higher than 99.9% and ranking at the top of both regional and major airlines;

·

expanding our services to provide first-rate experience.  Working with Continental, we operate in a culture that puts customers first.  We believe our operational reliability, as measured by on-time reliability, cleanliness, bag-handling performance and other customer service metrics, our all-jet fleet and our efforts to maintain first-rate customer satisfaction are critical to attracting travelers and prospective major airline partners; and

·

strengthening our relationship with our greatest assets, our people.  We recognize the importance of our employees by continuing to provide employee benefits such as 401(k) match, profit-sharing, on-time bonuses, medical coverage and many other benefits.  We expect the cost to provide such benefits will continue to rise in the future.  Furthermore, as of January 31, 2004, approximately 70% of our employees were covered by collective bargaining agreements.  We recognize it is critical to maintain good relations with our unionized workers to minimize any disruption in our operations through labor strikes.  We are currently engaged in labor negotiations with our pilots, who are represented by ALPA, in connection with a collective bargaining agreement that became amendable in October 2002.  We have also begun labor negotiations with our mechanics, who are represented by the Teamsters, in connection with a collective bargaining agreement that became amendable on February 1, 2004.  At this time, we cannot predict the outcome these negotiations will have on our future financial results.  See Item 1.  “Business — Employees” for detailed discussion of the status of these negotiations.

Critical Accounting Policies

            Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect reported amounts and related disclosures.  We have identified the accounting policies below as critical to our business operations and an understanding of our results of operations. The SEC has defined critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results and require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require judgment. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Item 8. “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1”.

Revenue Recognition

                Under the capacity purchase agreement, we recognize our operating revenue based on agreed-upon rates for each scheduled block hour. The rates per hour were designed to provide us with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by us.  We also record revenue earned under certain incentive provisions of the capacity purchase agreement, such as the percentage of flights we complete, certain on-time departures and baggage handling, within the capacity purchase agreement. See Item 8. “Financial Statements and Supplementary Data  — Notes to Consolidated Financial Statements — Note 2” for details related to the block hour rates and the performance incentive payments.  Our operating revenue is reconciled and settled with Continental on a monthly basis, except for the quarterly reconciliation of our costs within the margin band defined in the capacity purchase agreement.

                Amounts billed by us to Continental under the capacity purchase agreement are subject to our interpretation of the capacity purchase agreement.  Continental may dispute amounts billed and pay less than the amount invoiced.  If our interpretation materially differs from Continental’s, our revenue could be materially understated or overstated.  No such disputes existed as of December 31, 2003.  For the fourth quarter of 2003, our rebate to Continental was $9.5 million, as our operating margin used to calculate the reconciliation payment made by us to Continental (“prevailing margin”) exceeded 11.5% by 2.4 points.   Had Continental disputed any component of the prevailing margin calculation for the fourth quarter of 2003, leading to a one point increase in the prevailing margin, we would have had to pay approximately $4.0 million additional cash to Continental.  However, this additional cash outlay would have had an immaterial impact on our net income as the prevailing margin was above 11.5%.

Wages, Salaries and Related Expenses

                We are currently self-insured for some of our healthcare costs, workers’ compensation liability and other employee benefits and, as such, reserves for the cost of claims that have not been paid or benefit costs that have been incurred but not yet reported (“IBNR”) as of a given balance sheet date are estimated. Our estimates for these reserves are derived from actuarial estimates provided by third-party benefit administrators.  These estimates rely on historical claim experience, estimation of inflation on medical cost and future economic condition.  If the ultimate development of these claims is significantly different than those that have been estimated, the reserves for future health care claims could be materially overstated or understated.  Our third-party healthcare benefit administrator provided a range of IBNR from $2.0 million to $3.6 million.  As of December 31, 2003, we reserved $3.4 million related to these medical benefits.  Had our reserve equaled the low end of the estimate, our diluted earnings per share (“EPS”) would have increased by $0.01 per share.  If our reserve equaled the high end of the range, the change would have had no impact on our diluted EPS.  Additionally, our third-party workers’ compensation administrator provided a range of IBNR, calculated under various reserving methods, from $2.2 million to $3.2 million.  As of December 31, 2003, we reserved $2.8 million related to our workers’ compensation.  Had our reserve equaled the low end of the estimate, our diluted EPS would have increased by $0.01 per share.  If our reserve had equaled the high end of the range, the change would have had no impact on our diluted EPS.

                Our contracts with our pilots and our mechanics became amendable in October 2002 and February 2004, respectively.  At this time, we cannot predict the outcome these negotiations will have on our financial results in the future.

Maintenance Repair Liability

                Maintenance repair liability falls into two categories: accruals for estimated costs and power-by-the-hour contracts. When parts and equipment on the aircraft become unserviceable or are due for scheduled maintenance, they are removed and replaced with serviceable parts from inventory. The parts in need of repair are sent to repair vendors, and a liability for that repair cost is recognized in that calendar month. In the event that an actual quote is received, the accrual will be based on the quote. Typically, repair costs are initially estimated based on the historical cost of a like repair for that specific part. If no historical cost information exists, then a percentage of replacement cost is used. The initial estimate is replaced by a quote from the repair vendor after they inspect the part and determine what the actual cost will be. The accrual is adjusted accordingly. Accruals are carried until the invoice is received, approved and paid.  Our initial estimate of repair costs can be materially different from the ultimate invoice amount.   At December 31, 2003, we had a maintenance repair liability of $3.6 million.  However, as our maintenance, material and repair expense is a cost within the margin band (see Item 8.  “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements —  Note 2”) and our prevailing margin was above 11.5%, the impact of such increase in expense would have had an immaterial impact on our net income and no effect on our diluted EPS.

                For those repairs and maintenance costs not covered by the above accrual method, power-by-the-hour contracts exist. The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement. Individual contracts are of varying terms and payment procedures and typically require a monthly payment based upon a specific operating statistic incurred. Accordingly, such payment amounts are expensed as incurred. On average, power-by-the-hour arrangements represent approximately 60% of our maintenance, materials and repair costs.  These contracts reduce the subjectivity of maintenance repair accruals and increase the predictability of maintenance expense.

Goodwill and Intangible Assets

                Under the Statement of Financial
Accounting Standard No. 142 — “Goodwill and Other Intangible Assets” (“SFAS 142”), issued by the
Financial Accounting Standards Board (“FASB”) goodwill and intangible assets should be tested at least annually for impairment.  Factors considered important when determining the impairment of reporting segments under SFAS 142 include items affecting the cash flows of the reporting segments; the reporting segments’ operational performance versus market expectations; the reporting segments’ performance compared to peers within the industry; the marketplace for and identification of the intangible assets of the reporting segments; significant changes in the underlying business strategy or operational environment; material ongoing industry or economic trends; or other factors specific to the asset or reporting segments being evaluated.  Any changes in the key assumptions about the business and its prospects, or changes in market conditions or other externalities could result in an impairment charge, and such a charge could have a material adverse effect on our financial condition and results of operations.  Based on our current impairment test, there would have to be a significant change in assumptions used in such calculation in order for an impairment to occur as of December 31, 2003.

 Summary

                In addition, we have made certain
other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements.  In general, we base our estimates on historical experience, on information from third-party professionals and on various other assumptions that we believe are reasonable under the facts and circumstances. We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. Our estimates as of the date of the financial statements reflect our best judgment after giving consideration to all currently available facts and circumstances.  As such, actual results may differ significantly from these estimates and may require adjustment in the future as additional facts become known or as circumstances change.

                Management has discussed the
development and selection of these critical accounting estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented above relating to them.

 Recently Issued Accounting Standards

                FASB has issued the following
accounting standards that are applicable to us:

 ·

 Statement of Financial Accounting Standard No. 143 — “Accounting for Asset Retirement Obligations” in
August 2001;

 ·

 Statement of Financial Accounting Standard No. 143 — “Accounting for Asset Retirement Obligations” in
August 2001;

 ·

 Statement of Financial Accounting Standard No. 146 —  “Accounting for Costs Associated with Disposal or Exit
Activities” in June 2002;

 ·

 Statement of Financial Accounting Standard No. 148 —  “Accounting for Stock Based Compensation —
Transition and Disclosure — an amendment of FASB Statement No. 123” in December 2002;

 ·

 Statement of Financial Accounting Standard No. 150 — “Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity” in May 2003;

 ·

 Statement of Financial Accounting Standard No. 132 (Revised 2003) — “Employers’ Disclosures about Pensions and
Other Postretirement Benefits” in December 2003;

 ·

 FASB Interpretation No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others” in November 2002; and

 ·

 FASB Interpretation No. 46 — “Consolidation of Variable Interest Entities” in January 2003.

                See detailed discussion of the impact
these accounting standards have on our financial condition, results of operations and liquidity in Item 8.  “Financial
Statements and Supplementary Data – Notes to Consolidated Financial Statements — Note 1 — Summary of Significant
Accounting Policies – (q) Recently Issued Accounting Standards”.

RESULTS OF OPERATIONS AND ANALYSIS

                The following table sets forth
information regarding our operating expense components. Individual operating expense components are expressed as a percentage of our total operating revenues and as cents per ASM.

 2003

 2002

 2001

 Percent

 Cents

 Percent

 Cents

 Percent

 Cents

 of

 per

 of

 per

 of

 per

 Amount

 Revenue

 ASM

 Amount

 Revenue

 ASM

 Amount

 Revenue

 ASM

 Wages, salaries and
    related costs

 $

 283,290

 21.6

 %

 3.36

 $

 237,307

 21.8

 %

 3.82

 $

 213,604

 21.8

 %

 3.93

 Aircraft rentals

 249,094

 19.0

 %

 2.96

 199,160

 18.3

 %

 3.20

 168,748

 17.2

 %

 3.10

 Aircraft fuel

 142,403

 10.9

 %

 1.69

 100,115

 9.2

 %

 1.61

 109,841

 11.2

 %

 2.02

 Maintenance, materials
    and repairs

 130,079

 9.9

 %

 1.55

 97,220

 8.9

 %

 1.56

 135,447

 13.8

 %

 2.49

 Other rentals and landing
    fees

 95,032

 7.2

 %

 1.13

 89,114

 8.2

 %

 1.43

 71,291

 7.3

 %

 1.31

 Ground handling

 89,566

 6.8

 %

 1.07

 74,083

 6.8

 %

 1.19

 72,776

 7.4

 %

 1.34

 Outside services

 28,885

 2.2

 %

 0.34

 23,022

 2.1

 %

 0.37

 25,223

 2.6

 %

 0.46

 Depreciation and
    amortization

 20,421

 1.6

 %

 0.24

 29,787

 2.7

 %

 0.48

 23,045

 2.4

 %

 0.42

 Aircraft related and other
    insurance

 6,781

 0.5

 %

 0.08

 17,980

 1.6

 %

 0.29

 5,405

 0.5

 %

 0.10

 Security fee
    reimbursement

 (3,034

 )

 (0.2

 %)

 (0.04

 )

 —

 —

 —

 —

 —

 —

 Other operating expenses

 86,949

 6.6

 %

 1.03

 73,531

 6.8

 %

 1.19

 54,113

 5.5

 %

 1.01

 $

 1,129,466

 13.41

 $

 941,319

 15.14

 $

 879,493

 16.18

                We strive to provide Continental
cost-effective services and to remain as competitive as possible compared to other regional air carriers.  During the last two years our costs as a percentage of revenue and our costs per ASM have decreased.  The following discussion provides an analysis of our results of operations and reasons for any material changes for the periods indicated.

 Statistical Information

                The following table provides an
analysis of statistical information for each of the three years ended December 31:

 Year Ended December 31,

 Increase/

 Increase/

 (Decrease)

 (Decrease)

 2003

 2002-2003

 2002

 2001-2002

 2001

 Operating Statistics:

 Revenue passenger miles (millions)(1)

 5,769

 46.0%

 3,952

 16.6%

 3,388

 Available seat miles (millions)(2)

 8,425

 35.5%

 6,219

 14.4%

 5,437

 Passenger load factor(3)

 68.5

 %

 5.0pts

 63.5

 %

 1.2pts

 62.3

 %

 Operating cost per available seat mile (cents)(4)(5)

 13.41

 (11.4%

 )

 15.14

 (6.4%

 )

 16.18

 Block hours (thousands)(6)

 593.4

 19.9%

 494.8

 (2.9%

 )

 509.7

 Operating cost per block hour (dollars)(5)(7)

 1,903

 0.1%

 1,902

 10.2%

 1,725

 Departures

 353,547

 12.3%

 314,934

 (0.3%

 )

 315,812

 Average price per gallon of fuel, excluding fuel
    taxes (cents)

 66.00

 8.7%

 60.72

 (20.1%

 )

 76.01

 Fuel gallons consumed (millions)

 215.8

 30.9%

 164.9

 14.1%

 144.5

 Average length of aircraft flight (miles)

 491

 18.6%

 414

 9.2%

 379

 Average daily utilization of each aircraft
    (hours)(8)

 7:47

 2.1%

 7:38

 (4.6%

 )

 8:00

 Actual aircraft in fleet at end of period

 224

 19.1%

 188

 10.6%

 170

 Revenue passengers (thousands)

 11,373

 23.4%

 9,214

 10.9%

 8,305

 (1)

Revenue passenger miles are the number of scheduled miles flown by revenue passengers.  As described in Item 8.
“Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2”,
substantially all of our revenue from Continental is based on specified rates per scheduled block hour by our aircraft, together with certain incentive payments and reimbursements.

 (2)

 ASMs are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

 (3)

 Passenger load factor equals revenue passenger miles divided by available seat miles.

 (4)

 Operating cost per available seat mile equals operating expenses divided by available seat miles.

 (5)

 Includes government grant of $0.5 million and $24.9 million in 2002 and 2001, respectively.

 (6)

 Block hours are the hours from gate departure to gate arrival.

 (7)

 Operating cost per block hour equals operating expenses divided by block hours.

 (8)

 The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

                We monitor the operational
statistical information above closely to ensure that we are continually focused on our operational efficiencies and cost control.

 Comparison of 2003 to 2002

 General

                Our operating income in 2003
reflected a 13.9% operating margin, compared with an operating margin of 13.6 % in 2002.  The 2003 operating margin included the benefits of cost savings and $12.9 million in performance incentive payments under our capacity purchase agreement.  We earned the incentive payments primarily by achieving a controllable completion factor of 99.8% in 2003. The payments are based on current controllable completions compared to historical controllable completions. Because the historical rates are measured on a rolling monthly average, higher controllable completion factors that result in higher incentive payments in the near term reduce our opportunity to earn incentive payments in the future.

                Under the capacity purchase
agreement, a substantial portion of our costs are reconciled for differences between our actual costs and the estimated costs included in our block hour rates to allow us to operate within defined operating margin of 8.5% to 11.5% as described in Item 8.
“Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements — Note 2”
(“prevailing margin”).  In 2003 and 2002, our actual costs were lower than the estimates used in the block hour rates; consequently, our margin (before reconciliation payments) exceeded 11.5%. The lower costs were primarily in maintenance, materials and repair and passenger servicing expenses. Our reconciliation payments to Continental totaled $30.1 million and
$14.7 million for 2003 and 2002, respectively.

 Operating Expenses

                As we have grown, our work force has
grown.  This, combined with increased wage rates under some of our collective bargaining agreements, increased our wages, salaries and related costs by $34.3 million in 2003.  In addition, we incurred approximately $11.8 million higher employee benefit costs in 2003 due to increases in medical and workers’ compensation and 401(k) expense.

                In the future, we expect our wages,
salaries and related costs will continue to increase primarily due to:

 ·

 wage increases in accordance with our anticipated collective bargaining agreements;

 ·

 projected increases in costs to provide health and medical benefits and other incentives to our employees; and

 ·

 other benefit increases, such as the recording of the fair value of stock compensation on the income statement by 2005, as required under current FASB proposal.

                Our aircraft fuel expense increased
in 2003 due to a 30.9% increase in fuel consumption and an 8.7% increase in fuel price.  Consumption rose due to a 19.9%
increase in block hours combined with operating an all-jet fleet, since jets burn fuel faster than turboprop aircraft.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, our fuel price is capped and we pay the lower of the actual cost of fuel or the agreed-upon cap.  Our fuel price was capped at 66.0 cents and 61.1 cents per gallon
for 2003 and 2002, respectively.    Until the termination of the fuel purchase agreement, our future fuel expense related to all aircraft covered under the capacity purchase agreement will be the lower of the actual cost of fuel or 66.0 cents per gallon.

                The increase in maintenance,
materials and repairs in 2003 was caused by a $24.8 million increase in our power-by-the-hour agreements as a result of a 35.7%
increase in jet flight hours and an 8.6% rate increase under these agreements.  General maintenance expenses also increased to support the continuing growth and aging of our fleet, offset in part by a $4.3 million decrease in non-power-by-the-hour turboprop maintenance expense as these aircraft exited our fleet in 2002.

                Rentals and landing fees increased in
2003 because landing weights increased 18.0% and our rate per landing weight at various airport facilities increased 14.5%
in the aggregate.  These increases were partially offset by a $4.7 million decrease in other rentals as we decreased our use of outside simulators in favor of our own flight simulators.  In November 2003, our master facility and ground handling agreement with Continental was amended to clarify how rent expenses will be allocated at the airport locations where we operate.
Under the amendment, all terminal facility rents at the hub airports will now be borne by Continental and we will pay for
incremental rent at other Continental managed locations, unless Continental does not operate any aircraft there.   In
which case, we would be responsible for the rent expense. At our managed locations, rent will be allocated between Continental and
ExpressJet based on number of passengers.   It is estimated that this change will reduce our annual rental costs by approximately $30 million.  As terminal facility rent is a fully-reconciled cost, per the capacity purchase agreement, this change will result in a net reduction of approximately $3.3 million to our annual operating income on a pre-tax basis.

                Aircraft related and other insurance
includes insurance premiums for our hull and war risk insurance (purchased through the private insurance market and the Federal
Aviation Administration) and other corporate insurance policies such as directors’ and officers’ liability insurance,
employment practices liability insurance, fiduciary liability insurance and other policies.   During 2003, the cost of
hull and war risk related insurance decreased by $13.5 million because our insurance rates through both the private insurance market and the U.S. government decreased as a result of higher passenger liability insurance, which is reported as part of our other operating expense.  In addition, these decreases were partially offset by $2.3 million increase in the cost of our other corporate insurance policies, under which we now have coverage as a separate company because we are no longer majority owned by
Continental.  Corporate insurance premiums are higher for us as a separate entity than when we were consolidated with
Continental.

 Nonoperating Expenses

                Our interest expense primarily
relates to our loan agreement with EDC, our note payable to Continental and our senior convertible notes.  Our loan agreement with EDC accrues interest at the six-month London interbank offered rate (“LIBOR”) plus 1.75% per annum.  Our note payable to Continental bore an annual interest rate of 2.5% and 3.1% for 2003 and 2002, respectively.  Under our note payable to Continental, the interest rate was set at the three-month LIBOR plus 1.25% per annum, subject to a cap of 3.5% in 2002,
5.4% in 2003 and 6.7% in 2004.  There is no interest rate cap after 2004.  The annual interest rate on our senior convertible notes is 4.25%. The decrease in interest expense stemmed primarily from a decrease in our note payable to Continental from $325.5 million as of December 31, 2002 to $193.2 million as of December 31, 2003.  This decrease was partially offset by increases in interest expense related to our loan agreement with EDC and our senior convertible notes.

 Comparison of 2002 to 2001

 General

                Our operating margin for 2002 was
13.6%, compared to 10.3% for 2001. Our 2002 margin included the benefits of costs savings and $14.7 million in performance incentive payments. The performance incentive payments resulted primarily from our high controllable completion factor of 99.9% in
2002.  Additionally, no revenue concession payments were made to Continental during 2002.  We made a $32.6 million revenue concession payment to Continental in 2001 in exchange for an 18-month extension of our note payable to it, a one-year extension of our right under the capacity purchase agreement to be Continental’s exclusive regional jet operator in its hubs and a six-month extension of the period during which Continental cannot withdraw jet aircraft under the capacity purchase agreement.

                As a result of cost savings from
maintenance, materials and repair services and passenger servicing expenses in 2002, our prevailing margin before reconciliation payments exceeded 11.5%; consequently, we made reconciliation payments totaling $14.7 million to Continental. There were no such reconciliation payments to Continental during 2001.

 Operating Expenses

                The increase in wages, salaries and
related costs was primarily due to increases in our work force, as well as higher wage rates under our collective bargaining agreements.  These factors caused wages, salaries and related costs to increase by $14.0 million.  In addition, higher employee benefit costs as a result of increase in medical costs, 401(k) expense and profit sharing led to a $9.7 million increase in wages, salaries and related costs in 2002.

                The increase in aircraft rentals was
due to a 37.2% increase in the number of regional jets, which have higher average rental rates than turboprop aircraft.  We eliminated all turboprop aircraft from our fleet as of December 31, 2002.

                Aircraft fuel expense decreased in
2002 from 2001. Although fuel consumption increased 14.1% due to our replacement of turboprop aircraft with regional jets, this was more than offset by a 20.1% decrease in the price of fuel to 60.7 cents per gallon during 2002 from 76.0 cents per gallon during 2001. Our on fuel was capped at 61.1 cents and 80.9 cents per gallon for 2002 and 2001, respectively.

                The decrease in maintenance,
materials and repairs was primarily due to the in-sourcing of some of our routine maintenance activities in 2002, which reduced our maintenance expense by approximately $11.5 million, and fewer major maintenance overhauls and miscellaneous overhead, as our mix of aircraft during the year ended December 31, 2002 consisted of a higher number of the newer regional jets versus older turboprop aircraft.

                The increase in other rentals and
landing fees was primarily due to higher facility rent in one of our hub airports and increases in landing fees as a result of increased rates imposed by airport authorities and increased regional jet departures.

                We experienced a sharp increase in
aircraft-related and other insurance expense in 2002 as a result of the terrorist attacks on September 11, 2001.
Insurance rates increased significantly following the attacks.

 Nonoperating Expenses

                The majority of interest expense is
related to the note payable to Continental, which bore an average annual interest rate of 3.1% and 4.7% for 2002 and 2001, respectively. Interest expense decreased during 2002 as compared to 2001, as we applied $146.8 million of our proceeds from our initial public offering to repay a portion of our note payable to Continental on April 23, 2002. In addition, we made additional discretionary principal prepayments on the note of $80.0 million during 2002.

 Future Costs

                We remain committed to controlling
our costs through identifying and executing cost saving initiatives; however, we believe that our costs may still be adversely affected in the future by:

 ·

changes in wages, salaries and related fringe benefit costs.  We are currently engaged in labor negotiations with our pilots and mechanics; and our collective bargaining agreements with our dispatchers and flight attendants will be amendable in July and December 2004, respectively.  At this time we cannot predict the outcome of these negotiations.  Additionally, we believe that our fringe benefit costs may change due to rising health care costs;

 ·

 changes in the costs of materials and services;

 ·

 changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;

 ·

 any material changes in the underlying assumptions related to the cost of providing services under the capacity purchase agreement. Any dispute will be submitted to a third party for arbitration if a mutual agreement cannot be met;

 ·

 higher aircraft ownership costs as new aircraft are delivered to the extent these aircraft are not covered by our capacity purchase agreement or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements; and

 ·

 changes in cost of services currently provided by Continental at fixed rates under our capacity purchase agreement which will be renegotiated in 2004 and become effective on January 1, 2005.  Under our capacity purchase agreement, if Continental and we cannot reach an agreement on the new rates, the dispute will be submitted to a third party for arbitration.

LIQUIDITY AND CAPITAL COMMITMENTS

 Outlook

                We are directly affected by the
financial and operational strength of Continental because we depend on Continental’s ability to make payments to us under our
capacity purchase and other agreements.   Despite improvements during the last year, the U.S. domestic airline environment in which Continental operates continues to be extremely challenging.

                For the year ended December 31, 2003,
Continental reported net income of $38 million, but only after asset-related gains of $183 million from disposition of all or part of its interest in us, Orbitz and Hotwire and $111 million in security fee reimbursements from the U.S. government, along with $15 million in other gains and $62 million in special charges (all net of tax).  For the year ended December 31, 2002,
Continental reported a net loss of $451 million.  Although Continental’s overall passenger revenue increased 3.5% during
2003 compared to 2002, business traffic, Continental’s most profitable source of revenue, continues to be down, and competing carriers continue to offer reduced fares to attract passengers, which could lower Continental’s passenger revenue and yields in the future.

                Neither Continental nor we can
predict when or if business traffic will increase.  Furthermore, the long-term impact of any changes in fare structures, most importantly in relation to business fares, booking patterns, low-cost competitor growth, competitor bankruptcies and other changes in industry structure and conduct cannot be predicted at this time, but could have a material adverse effect on both our and
Continental’s financial condition, liquidity and results of operations. In addition, even though Continental has been able to raise capital, downsize its operations and reduce its expenses significantly, current trends in the airline industry, particularly if historically high fuel prices continue, make breaking even in 2004 for Continental unlikely.

                We believe Continental’s
business and financial performance are subject to a number of additional risks, including the following:

 ·

 fuel costs, which are highly volatile and constitute a significant portion of Continental’s operating expenses, have been at historically high levels;

 ·

 continued terrorist threats and security concerns, which have caused security and insurance costs to increase significantly and may impair passenger bookings and traffic;

 ·

 labor costs constitute a significant percentage of Continental’s total operating costs, and any increase in its labor costs could materially adversely affect its financial performance;

 ·

 Continental is highly leveraged, which may adversely affect its ability to satisfy its significant financing needs or meet its obligations; and

 ·

 major airline carriers are engaging in extensive price discounting and low-cost carriers are gaining market shares.

                Even absent such adverse factors as
further economic recession, additional terrorist attacks, continued unrest in the Middle East, decreased consumer demand and increased fuel prices, Continental may find it necessary to downsize its operations and further reduce expenses.
Additionally, Continental leases from third parties a substantial portion of the aircraft and airport facilities that it subleases to us.  If Continental declared bankruptcy or otherwise defaulted under these leases, we would have no right to these aircraft or facilities; our access to our aircraft and airport facilities would depend on negotiations between the lessors and us.  For a detailed discussion of Continental’s results of operations, please see its annual report on Form 10-K for the year ended
December 31, 2003 filed with the SEC.

                Continental can provide, at any time,
12-months notice of its intention to reduce the number of our regional jets covered by the agreement.  Under this provision,
Continental is entitled to decline capacity with respect to any regional jets subject to our firm orders that Embraer has not delivered to us and up to 25%, over any rolling three-year period, of our regional jets that have been delivered under an agreed methodology.  If Continental reduced its commitment and utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  While we have no reason to believe that
Continental will reduce its commitment or capacity under the capacity purchase agreement, based on Continental’s continuing efforts to reduce costs and enhance passenger revenues as discussed in its annual report on Form 10-K for the year ended December
31, 2003 filed with the SEC, there can be no assurance that such circumstances will not occur in the future.  See Item 1.
“Business –Risk Factors” for further details regarding risks related to our company and our industry.

                In addition, even though a
significant portion of our costs (including fuel, aircraft rent, substantially all regional jet engine maintenance, passenger related facility rent, administrative fees from Continental and ground handling expenses) are reimbursed by Continental at actual cost plus a 10% margin under the capacity purchase agreement, certain other costs such as labor and related fringe benefit costs, other maintenance and general and administrative costs provide risk exposure to us.  We are currently engaged in labor negotiations with our pilots and mechanics.  At this time we cannot predict the outcome of these negotiations.

 Sources and Uses of Cash

                Our primary source of liquidity is
cash flow provided from our operations.  For the years ended December 31, 2003 and 2002, our operations provided $230.7 million and $162.1 million, respectively, in cash flow.  As of December 31, 2003, we also have $3.2 million of restricted cash, which is used as collateral for our workers’ compensation coverage.  Although our operations, as measured by ASMs, have grown over 35.5% (year-over-year), our costs have not increased ratably due to our efforts to exploit the efficiency of our all-jet fleet, with almost 100% commonality from the engines to the flight deck.  We continuously endeavor to provide cost-effective services to Continental and to remain as competitive as possible compared to other regional air carriers.
However, we cannot ensure that our future costs will not increase significantly due to factors beyond our control.

                In 2003 and 2002, we spent $49.1
million and $55.1 million, respectively, on flight and ground equipment to support our fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

 Financing Activities

                Export Development Canada
Loan.  We are party to a loan agreement under which EDC advanced us $10.7 million on May 23, 2003 and $6.6 million on
September 30, 2003.  As of December 31, 2003, our outstanding balance under this agreement is $17.0 million.  The loan is secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We utilized all of the proceeds from the advances to reduce the principal under our note payable to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  The term of each advance to us is 96 months.  The financing arrangement has customary representations, warranties and covenants.  Continental is the guarantor of this loan, and a default under the guarantee would cause an acceleration of the loan.

                Note Payable to
Continental.  The balance on our note payable to Continental as of December 31, 2003 was $193.2 million.  We made the quarterly principal and interest payments on our note to the extent required on March 31, June 30, September 30 and December 31,
2003, net of prepayments made in prior periods, to reduce the principal balance of our note payable to Continental.
Additionally, during 2003, we made voluntary prepayments totaling $83.3 million, which reduced our required quarterly principal and interest payments for September 30, 2003, March 31, 2004 and June 30, 2004.  While we expect to meet future obligations related to the terms of this promissory note on a timely basis, a reduction and downsizing of Continental’s utilization of our aircraft under the capacity purchase agreement could affect our ability to make full repayment of the note by March 2007.
Furthermore, under our promissory note with Continental, there are no restrictions on our ability to incur additional indebtedness in the future.

                Convertible Notes.
  During 2003, we completed the private placement of $137.2 million of senior convertible notes due 2023, which were resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Cash interest is payable on the notes at a rate of 4.25% per year on the principal amount at maturity, payable semiannually in arrears on February 1 and August 1 of each year, beginning February 1, 2004.  The aggregate amount of the principal will be due on
August 1, 2023.  ExpressJet Airlines, Inc., our wholly owned subsidiary, guaranteed the notes on an unsecured and unsubordinated basis.  We used the proceeds, net of initial purchasers’ fees, of our notes offering to repurchase
9,835,125 shares of our common stock owned by Continental.  Holders of the notes may convert all or a portion of their notes into 54.9451 shares (subject to customary anti-dilution adjustments for future events) of our common stock per $1,000 in principal under the following circumstances: (i) if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the fiscal quarter prior to such quarter is greater than 120% of the conversion price per share of common stock on such last day; (ii) subject to certain exceptions, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each of the five trading days was less than 98% of the product of the closing sales price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes; (iii) if the notes have been called for redemption; or (iv) upon the occurrence of specified corporate transactions.  As of December 31, 2003, none of the notes were converted into shares of our common stock as none of the listed circumstances has occurred.

                We can redeem the notes, in whole or
in part, beginning on August 4, 2008, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid cash interest, if any.  The holders of the notes may require us to repurchase the notes on August 1, 2008, August 1, 2013 and
August 1, 2018 (“Redemption Dates”) at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.  While we can choose to pay the repurchase price for any such notes in cash, in shares of common stock or any combination thereof, should we be required to redeem the notes at any of the Redemption Dates, we intend to satisfy that requirement in cash.  If the holders of the notes redeem the notes in 2008, we expect to have adequate cash to satisfy the redemption.  See Item 8.  “Financial Statements and Supplementary Data — Notes to Consolidated Financial
Statements — Note 9” for a detailed discussion of the terms of the convertible notes.

                Capital Leases.  As of
December 31, 2003, we had approximately $4.4 million (including current maturities) of capital lease obligations.

                Other than the financing activities
described above, we do not have any other sources of long-term borrowings or available lines of credit.  Additionally, there is no covenant under any of our long-term debt agreements that restricts our ability to undertake additional debt or equity financing.  However, under our registration rights agreement with Continental, we have agreed that if we or any of our subsidiaries issue or sell any capital stock of our company or any of our subsidiaries (except in connection with our employee benefit plans) before April 23, 2004, we are required to use 75% of the net proceeds from that sale to make a principal payment on our note payable to Continental, unless Continental and its controlled affiliates then own less than 20% of our outstanding shares of common stock.  If we default on our payment obligations under the note or under our aircraft subleases with Continental, in addition to any other remedies it may have, Continental can elect to reduce its payments to us under the capacity purchase agreement by the amount of the defaulted payment.  If Continental defaults on the payment obligations it has to us under our tax agreement, then in addition to any other remedies we may have, we can offset the amount of the defaulted payments against amounts we owe to Continental under the note.  In addition, Continental or we can reduce any payments to the other party under the capacity purchase agreement in an amount corresponding to any defaulted payments by the other party under the foregoing obligations.

 Collective Bargaining Agreements

                The following is a table of our
principal collective bargaining agreements, and their respective amendable dates as of January 31, 2004:

 Approximate Number

 of Full-Time

 Contract

 Employee Group

 Equivalent Employees

 Representing Union

 Amendable Date

 Pilots

 2,100

 Air Line Pilots Association, International (“ALPA”)

 October 2002

 Mechanics

 1,000

 International Brotherhood of Teamsters (“Teamsters”)

 February 2004

 Flight Attendants

 1,000

 International Association of Machinists and Aerospace Workers

 December 2004

 Dispatchers

 70

 Transport Workers Union of America

 July 2004

                We are currently engaged in labor
negotiations with our pilots and our mechanics. At this time we cannot predict the outcome of these negotiations.  Our other employees are not covered by collective bargaining agreements.

Deferred Income Tax Assets

                At December 31, 2003, we had
federal net operating loss carryforwards of approximately $60.7 million, which expire between 2004 and 2020.

                In conjunction with our IPO in
April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017. In accordance with our tax agreement with
Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we will be required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We will be required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third. However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date. Since these future payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the IPO, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  During
2003, the amount of tax basis recorded for our assets relating to the IPO was adjusted based on the filing of our federal income tax return with a corresponding offset to the valuation allowance/net tax agreement obligation to Continental.  The net payment we made to Continental during 2003 under the tax agreement was approximately $16.6 million.

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

                We believe that our IPO created a
change in ownership limitation on the utilization of our federal carryforward tax attributes, primarily net operating losses.
This limitation, under Section 382 of the Internal Revenue Code, will limit our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  We do not expect this limitation to have any impact on our financial condition.

 Purchase Commitments

                As of December 31, 2003, we had
firm commitments to acquire 50 regional jets from Embraer. The estimated aggregate cost of these firm commitments is approximately
$1.0 billion.  In addition, we are contractually obligated by our Rolls-Royce power-by-the-hour contract to purchase four additional spare engines for approximately $11.0 million in connection with the firm order jet aircraft.  We also have options to purchase an additional 100 Embraer regional jets.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or
us.  Furthermore, we currently do not have any financing in place for the four spare engines, and would have no obligation to acquire the spare engines if for any reason the firm order aircraft are not delivered to us.

                We also have other contractual
obligations of approximately $1.3 billion under our power-by-the-hour contracts with various service providers.  During 2003, we entered into new power-by-the-hour agreements covering various components and systems on our fleet.  We signed a 10-year contract to cover the repair, overhaul and replacement of tires, a 10-year contract to cover repair, overhaul and replacement of the avionics and engine start control systems and a 12-year contract to cover the repair, overhaul, replacement and inventory management of the environmental control system.  We also agreed to a five-year extension of our current power-by-the-hour agreement with Rolls-Royce Corporation.  As a result of these agreements, our overall future costs will not increase; however, our short-term future costs will be higher, as we forgo our warranty on these components and systems in return for future cost savings, insurance and more predictable maintenance expense.  These agreements better match expenses with the usage of the aircraft.

                For the year ended December 31,
2003, we spent $49.1 million on capital expenditures.  Approximately $27.6 million of our 2003 planned capital expenditures will be carried over as part of our planned 2004 capital expenditures.  We anticipate cash outlays for 2004 fleet-related capital expenditures to be approximately $11.6 million. Other 2004 cash outlays, exclusive of fleet plan requirements, relating to automation projects, facility improvements, toolings and ground equipment are expected to aggregate approximately $32.6 million.  We expect to fund our future capital commitments through internally generated funds together with general financings and aircraft financing transactions. However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

 Aircraft Leases

                We have significant lease and
sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet. These leases expire between 2013 and 2019. As of December 31, 2003, our expected total minimum annual rental payments for 2004 under current and future non-cancelable aircraft operating leases are approximately $281.9 million. Over 90%
of our aircraft are leased directly by Continental from third parties and subleased by Continental to us. If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  See detailed discussions of our risks related to our aircraft leases at Item 1. “Business -- Risk Factors – Risks Related to Our
Business and Operations.”

                Furthermore, our credit status could
decline as a result of our operating separately from Continental, and as a result, we might face increased borrowing costs, more restrictive covenants and reduced amounts of credit, which could result in a reduction in the size of our fleet or impair our ability to fly for other carriers. Our operations as a separate entity from Continental may have a negative impact on our ability to obtain credit on terms similar to those we were able to obtain previously. Historically, Continental has provided financing and credit support to us. We expect that, except as required by the capacity purchase agreement, Continental will not continue to provide us financing and credit support. As a result, we may face increased borrowing costs, more restrictive covenants and reduced credit from lenders and suppliers, all of which would adversely affect our operating results, financial condition and our ability to raise capital to pursue other business opportunities.

 Contractual Obligations and Commercial Commitments

                The following table summarizes the
expected effect our material debt, capital lease, operating lease and other contractual obligations have on our future cash flows as of December 31, 2003 (in millions):

 Over

 Total

 2004

 2005

 2006

 2007

 2008

 5 Years

 Note payable to Continental(1)

   $       201.0

   $        71.7

   $    111.7

   $      17.6

   $          -

   $          -

   $          -

 4.25% senior convertible notes due 2023(2)

        166.3

            5.7

            5.8

            5.8

            5.8

        143.2

              -

 Other long-term debt(3)

          32.6

            2.1

            2.2

            2.4

            3.2

            5.0

 17.7

 Capital leases(4)

            4.9

            1.8

            1.0

            0.9

            0.9

            0.3

               -

 Aircraft operating leases(5)

     3,670.1

        267.3

        266.1

        266.1

        266.1

        266.1

     2,338.4

 Other operating leases(6)

        112.3

          16.0

          12.4

            9.4

            7.9

             7.5

          59.1

 Unconditional purchase obligations(7)

     1,068.2

          14.6

          42.3

          64.2

          66.7

          66.7

        813.7

 Obligations under capacity purchase and other agreements with Continental(8)

           86.7

          39.5

          23.0

          24.2

              -

              -

              -

 Other contractual obligations(9)

     1,310.9

 99.7

 111.5

 116.3

 121.1

 124.5

 737.8

 Total contractual cash obligations

   $   6,653.0

   $    518.4

   $    576.0

   $    506.9

   $     471.7

   $     613.3

   $    3,966.7

 (1)

Based on our amended and restated promissory note agreement dated November 5, 2002, our quarterly payments to Continental for principal and interest on our note payable is $27.9 million, which commenced on June 30, 2003.  On March 31,
2007, the entire unpaid principal balance of this note, if any, together with all accrued unpaid interest, will be due and payable in full.  The expected effect of our note payable on our cash flows is calculated based on the three-month LIBOR on
December 31, 2003 plus 1.25% per annum and based on our current principal balance and includes principal payments of
$193.2 million and estimated interest payments of $7.8 million over the remaining life of the note payable.

 (2)

The expected effect of our 4.25% senior convertible notes due 2023 on our future cash flows as stated in the table above assumes the notes will be due on August 1, 2008, the earliest date the holders of the notes may require us to repurchase the notes.
If the notes are held until August 1, 2023, the maturity date, our obligations outlined above would increase by $87.5 million as a result of additional interest expense related to these notes.  See Item 8.  “Financial Statements and Supplementary
Data – Notes to Consolidated Financial Statements – Note 9” for detailed discussion of these notes.

 (3)

Other long-term debt represents our obligations for the advances received under our loan agreement with EDC and our Series A
Cumulative Mandatorily Redeemable Preferred Stock of Subsidiary due April 16, 2012 (“Series A Preferred Stock”).
See detailed discussion of our Series A Preferred Stock  and our financing arrangement with EDC in Item 8. “Financial
Statements and Supplementary Data –Notes to Consolidated Financial Statements—Note 7”.  The expected effect of our financing arrangement with EDC and our Series A Preferred Stock on our future cash flows is calculated based on the six-month LIBOR on December 31, 2003 plus 1.75% per annum and includes principal payment of $22.0 million and estimated interest payments of $10.6 million.

 (4)

Capital lease obligations are the minimum lease payments, including interest expense, for our spare engines and some of our ground service equipment that are under capital lease agreements. See Item 8. “Financial Statements and Supplementary
Data — Notes to the Consolidated Financial Statements — Note 6.”

 (5)

Aircraft operating lease obligations are the minimum lease payments for all of our aircraft and spare engines under long-term operating leases from Continental at December 31, 2003. Our sublease agreements with Continental have substantially the same terms as the lease agreements between Continental and the third-party lessors, and expire between 2013 and 2019. See Item 8.
“Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements —
Note 6.”

 (6)

Other operating lease obligations represent the estimated lease payments for our ground service equipment and substantially all of our ground facilities, including facilities at public airports, from Continental or the municipalities or agencies owning and controlling such airports that are under operating leases. Other operating lease obligations also include the lease payments related to one of our flight simulators.

 (7)

Unconditional purchase obligations are related to our firm commitments to acquire 50 Embraer regional jets. The estimated aggregate cost of these firm commitments excluding estimated leasing costs is approximately $1.0 billion. Estimated leasing costs are calculated based on the terms of leases currently in place. The actual effects these unconditional purchase obligations may have on our future cash flows may differ materially from our estimates above due to the actual leasing or financing terms for these purchases.

 (8)

Obligations under capacity purchase and other agreements with Continental represent fixed charges for ground handling costs at
Continental stations, payment under our tax agreement related to 2003 and charges for administrative services provided by
Continental, such as technology, accounting, legal, tax, treasury, human resources, and risk management. The amounts disclosed above are based on our best estimates at December 31, 2003 under the terms of our contracts currently in place.

 (9)

Other contractual obligations include our power-by-the-hour contracts and our commitment to purchase spare engines based on aircraft deliveries in accordance with the capacity purchase agreement, our regional jet aircraft purchase agreement with Embraer and our power-by-the-hour agreement with Rolls-Royce Corporation.  We expect to fund these commitments with cash generated from operations.

 The estimated amount of future commitment is based on assumptions related to future level of operations and forecasted payment rates. The level of operations inherent in the estimated amounts detailed above is based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion. Contractual rate increases at actual time of occurrence may be different than the forecast rates inherent in the amounts detailed above.

 Under the power-by-the-hour contract with Rolls-Royce Corporation, we are required to purchase four spare engines related to our remaining 50 firm order aircraft.

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

AIRCRAFT FUEL

                Effective January 1, 2001, we
entered into our capacity purchase agreement with Continental, which expires December 31, 2010 (subject to extensions by
Continental through 2030 and its right to terminate the agreement without cause after January 1, 2007 upon
12 months’ notice or at any time for cause), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates. Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur an expense equal to the lower of the actual cost of the fuel or an agreed-upon cap. In 2003, the actual average cost of fuel was 66.0 cents per gallon (which was at our agreed-upon cap of 66.0 cents per gallon).  In 2002, the actual average cost of fuel was 60.7 cents per gallon, which was below our agreed upon cap of
61.1 cents per gallon). In 2001, our average fuel price was 76.0 cents per gallon (which was below our agreed-upon cap of 80.9 cents per gallon). Until the termination of the fuel purchase agreement, our fuel expense related to all aircraft covered under the capacity purchase agreement will be the lower of the actual cost of fuel or 66.0 cents per gallon. Under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.

INTEREST RATES

                As of December 31, 2003, we had
firm commitments to acquire 50 Embraer regional jets, which we expect to lease from Continental. Changes in interest rates may impact the actual cost to us for the related leasing transactions in the future. However, under our capacity purchase agreement, our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates. We also have potential exposure with respect to our note payable to Continental, which bears interest at a floating rate of the three-month LIBOR plus
1.25% per annum capped at 3.5% in 2002, 5.4% in 2003 and 6.7% in 2004. Beyond 2004 there is no cap on the interest rate.
The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates up to the capped rate or by 100 basis points for our variable rate long-term debt. Based on this hypothetical assumption, our projected 2004 interest expense would increase by $1.9 million.  At
December 21, 2002, an interest rate increase of 100 basis points during 2003 as compared to 2002 was projected to increase 2003 interest expense by approximately $3.1 million.  The impact of all other variable-rate debt would be immaterial.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations. We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

                As of December 31, 2003, we estimated
the fair value of our $137.2 million (carrying value) fixed-rate debt to be $132.9 million based upon quoted market prices.
Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $134.9 million as of December 31, 2003.

                If 2004 average short-term interest
rates decreased by 100 basis points over 2003 average rates, our projected interest income from cash, cash equivalents and short-term investments would decrease by approximately $2.4 million during 2004, compared to an estimated $1.4 million decrease during 2003 measured at December 31, 2002.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

ExpressJet Holdings, Inc.

                We have audited the accompanying
consolidated balance sheets of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2003 and 2002, and the
related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the consolidated
financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the
Company as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United
States.

                As discussed in Note 1 to the
Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard No. 142 in 2002 and
Statement of Financial Accounting Standard No. 150 in 2003.

 ERNST & YOUNG LLP

Houston, Texas

January 16, 2004

EXPRESSJET HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

 Year Ended December 31,

 2003

 2002

 2001

 Operating Revenue

 $

 1,311,443

 $

 1,089,099

 $

 980,473

 Operating Expenses:

 Wages, salaries and related costs

 283,290

 237,307

 213,604

 Aircraft rentals

 249,094

 199,160

 168,748

 Aircraft fuel

 142,403

 100,115

 109,841

 Maintenance, materials and repairs

 130,079

 97,220

 135,447

 Other rentals and landing fees

 95,032

 89,114

 71,291

 Ground handling

 89,566

 74,083

 72,776

 Outside services

 28,885

 23,022

 25,223

 Depreciation and amortization

 20,421

 29,787

 23,045

 Aircraft related and other insurance

 6,781

 17,980

 5,405

 Security fee reimbursement

 (3,034

 )

 —

 —

 Other operating expenses

 86,949

 73,531

 54,113

 1,129,466

 941,319

 879,493

 Operating Income

 181,977

 147,780

 100,980

 Nonoperating Income (Expense):

 Interest expense

 (9,962

 )

 (14,042

 )

 (25,636

 )

 Interest income

 2,118

 3,553

 2,353

 Capitalized interest

 1,032

 961

 2,210

 Other, net

 38

 354

 (202

 )

 (6,774

 )

 (9,174

 )

 (21,275

 )

 Income before Income Taxes and Dividends

 175,203

 138,606

 79,705

 Income Tax Expense

 66,670

 53,822

 31,631

 Income before Dividends

 108,533

 84,784

 48,074

 Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary

 (352

 )

 (504

 )

 —

 Net Income

 $

 108,181

 $

 84,280

 $

 48,074

 Basic and Diluted Earnings  per Common Share

 $

 1.80

 $

 1.38

 $

 0.89

 Shares Used in Computing Earnings per Common Share

 Basic:

 60,026

 61,068

 54,000

 Diluted:

 60,037

 61,069

 54,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

 December 31,

 2003

 2002

 ASSETS

 Current Assets:

 Cash and cash equivalents

 $

 189,892

 $

 120,930

 Restricted cash

 3,200

 —

 Accounts receivable, net

 4,510

 1,526

 Amounts due from Continental Airlines, Inc.

 —

 17,419

 Spare parts and supplies, net

 25,538

 26,842

 Prepayments and other

 10,400

 10,775

 Deferred income taxes

 —

 2,299

 Total Current Assets

 233,540

 179,791

 Property and Equipment:

 Owned property and equipment:

 Flight equipment

 193,523

 188,366

 Other

 101,828

 89,859

 295,351

 278,225

 Less: Accumulated depreciation

 (59,001

 )

 (68,130

 )

 236,350

 210,095

 Capital Leases:

 Flight equipment

 10,643

 10,643

 Other

 4,375

 4,358

 15,018

 15,001

 Less: Accumulated amortization

 (4,216

 )

 (2,518

 )

 10,802

 12,483

 Total Property and Equipment

 247,152

 222,578

 Deferred Income Taxes

 —

 8,835

 Reorganization Value In Excess of Amounts Allocable to Identifiable Assets, net

 12,789

 12,789

 Airport Operating Rights, net

 4,443

 4,693

 Note Receivable

 5,000

 5,000

 Debt Issuance Cost, net

 4,159

 —

 Other Assets, net

 3,088

 462

 Total Assets

 $

 510,171

 $

 434,148

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS — (Continued)

 December 31,

 2003

 2002

 LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

 Current Liabilities:

 Current maturities of long-term debt

 $

 865

 $

 —

 Current maturities of note payable to Continental Airlines, Inc.

 67,112

 73,551

 Current maturities of capital lease obligations

 1,795

 2,174

 Accounts payable

 4,678

 8,153

 Accrued payroll and related costs

 40,128

 18,260

 Amounts due to Continental Airlines, Inc.

 5,588

 —

 Deferred income taxes

 30,433

 —

 Accrued other liabilities

 68,213

 45,648

 Total Current Liabilities

 218,812

 147,786

 Long-term Debt

 21,164

 5,000

 Note Payable to Continental Airlines, Inc.

 126,060

 251,961

 4.25% Senior Convertible Notes due 2023

 137,200

 —

 Capital Lease Obligations

 2,599

 4,394

 Deferred Income Taxes

 1,777

 —

 Other Long-term Liabilities

 12,846

 9,705

 Stockholders’ Equity (Deficit):

 Special Voting Preferred Stock — $.01 par, one share authorized, issued, and outstanding

 —

 —

 Preferred stock — $.01 par, 10,000,000 shares authorized, none issued or outstanding

 —

 —

 Common stock — $.01 par, 200,000,000 shares authorized, 54,164,875 and 64,000,000 shares issued and outstanding, respectively

 542

 640

 Additional paid-in capital

 159,841

 159,743

 Accumulated deficit

 (170,670

 )

 (145,081

 )

 Total Stockholders’ Equity (Deficit)

 (10,287

 )

 15,302

 Total Liabilities and Stockholders’ Equity (Deficit)

 $

 510,171

 $

 434,148

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

 Year Ended December 31,

 2003

 2002

 2001

 Cash Flows from Operating Activities:

 Income (loss) before dividends

 $

 108,533

 $

 84,784

 $

 48,074

 Adjustments to reconcile net income to net cash provided by operating activities:

 Deferred income taxes

 43,344

 48,385

 6,131

 Depreciation and amortization

 20,421

 29,787

 23,045

 Other, net

 12,068

 8,353

 12,522

 Changes in operating assets and liabilities:

 Increase in restricted cash

 (3,200

 )

 —

 —

 (Increase) decrease in accounts receivable, net

 (2,984

 )

 3,106

 8,399

 (Increase) decrease in amounts due Continental Airlines, Inc., net

 23,007

 (3,185

 )

 (14,235

 )

 Increase in spare parts and supplies, net

 (4,092

 )

 (1,911

 )

 (10,835

 )

 Increase in prepayments and other assets

 (7,799

 )

 (5,843

 )

 (8,472

 )

 Decrease in accounts payable

 (3,475

 )

 (6,991

 )

 (2,494

 )

 Increase in other liabilities

 44,886

 5,663

 6,592

 Net cash provided by operating activities

 230,709

 162,148

 68,727

 Cash Flows from Investing Activities:

 Capital expenditures

 (49,122

 )

 (55,080

 )

 (53,470

 )

 Purchase of flight equipment from Continental Airlines, Inc.

 —

 —

 (14,205

 )

 Proceeds from the transfer of flight equipment to Continental Airlines, Inc.

 1,653

 24,144

 —

 Proceeds from disposition of equipment

 131

 1,788

 1,594

 Net cash used in investing activities

 (47,338

 )

 (29,148

 )

 (66,081

 )

 Cash Flows from Financing Activities:

 Proceeds from debt financing

 17,297

 —

 —

 Gross proceeds from issuance of convertible debt

 137,200

 —

 —

 Repurchase of common stock

 (133,770

 )

 —

 —

 Advance from Continental Airlines, Inc.

 —

 —

 71,000

 Payments on note payable to Continental Airlines, Inc.

 (132,340

 )

 (226,800

 )

 —

 Payments on long-term debt and capital lease obligations

 (2,442

 )

 (2,026

 )

 (1,782

 )

 Proceeds from issuance of common stock, net of IPO underwriting discounts and other expenses

 (2

 )

 145,383

  —

 Dividends paid on mandatorily redeemable preferred stock

 (352

 )

 (504

 )

 —

 Net cash (used in) provided by financing activities

 (114,409

 )

 (83,947

 )

 69,218

 Net Increase in Cash and Cash Equivalents

 68,962

 49,053

 71,864

 Cash and Cash Equivalents — Beginning of Period

 120,930

 71,877

 13

 Cash and Cash Equivalents — End of Period

 $

 189,892

 $

 120,930

 $

 71,877

 Supplemental Cash Flow Information:

 Interest paid

 $

 7,541

 $

 14,042

 $

 545

 Income taxes paid, net

 $

 15,170

 $

 4,875

 $

 25,502

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

 Preferred Stock

 Common Stock

 Additional

 Total

 Paid in

 Accumulated

 Share

 Amount

 Share

 Amount

 Capital

 Deficit

 Balance at December 31, 2000

 —

 $

 —

 54,000

 $

 540

 $

 14,460

 $

 (277,435

 )

 $

 (262,435

 )

 Net Income

 —

 —

 —

 —

 —

 48,074

 48,074

 Balance at December 31, 2001

 —

 —

 54,000

 540

 14,460

 (229,361

 )

 (214,361

 )

 Common Stock Issuance

 —

 —

 10,000

 100

 159,900

 —

 160,000

 Expenses Related to Stock Issuance

 —

 —

 —

 —

 (14,617

 )

 —

 (14,617

 )

 Dividends

 —

 —

 —

 —

 —

 (504

 )

 (504

 )

 Net Income

 —

 —

 —

 —

 —

 84,784

 84,784

 Balance at December 31, 2002

 —

 —

 64,000

 640

 159,743

 (145,081

 )

 15,302

 Common Stock Retirement

 —

 —

 (9,835

 )

 (98

 )

 98

 (133,770

 )

 (133,770

 )

 Dividends

 —

 —

 —

 —

 —

 (352

 )

 (352

 )

 Net Income

 —

 —

 —

 —

 —

 108,533

 108,533

 Balance at December 31, 2003

 —

 $

 —

 54,165

 $

 542

 $

 159,841

 $

 (170,670

 )

 $

 (10,287

 )

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                We are a regional U.S. air
carrier engaged in the business of transporting passengers, cargo and mail. Our principal asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of
ExpressJet Airlines, Inc., which operates as “Continental Express” (together, “ExpressJet”,
“we”, “us” and “our”). All of our flying is performed on behalf of Continental Airlines, Inc.
(“Continental”) pursuant to a capacity purchase agreement, and substantially all of our revenue is received under that agreement. We provide substantially all of Continental’s regional jet service out of New York/Newark, Houston and Cleveland.
We are economically dependent upon Continental for our operations and cash flows. In addition, the capacity purchase agreement (see
“— Note 2”) covers all of our existing fleet and all of our regional jets currently subject to firm aircraft orders.

                We completed the initial public
offering (“IPO”) of our common stock (together with and the related preferred stock purchase rights, the “Common
Stock”) on April 23, 2002, issuing 10 million shares of our common stock for $160.0 million before underwriting discounts and expenses. We applied $146.8 million of the proceeds from the IPO to repay a portion of our note payable to Continental, which also sold 20 million shares of our common stock in the offering. We did not receive any of the proceeds from Continental’s sale of our stock.  During fourth quarter 2003, Continental deconsolidated us from their financial statements as a result of using the net proceeds from the issuance of our senior convertible notes due 2023 to repurchase our common stock from Continental and Continental’s contribution of additional shares of our common stock to its defined benefit pension plan.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of
Operations — Overview”, “ – Note 9” and “ – Note 12” below for more detailed discussion.

Note 1 — Summary of Significant Accounting Policies

 (a) Principles of Consolidation -

                The accompanying consolidated
financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of ExpressJet Holdings, Inc. and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

 (b) Basis of Presentation -

                The financial statements for the year
ended December 31, 2001 have been prepared using Continental’s historical basis in the assets and liabilities of us and include the accounts of us and our subsidiaries. The financial statements for 2001 reflect our results of operations, financial condition and cash flows as a division of Continental.

                Effective January 1, 2001, we
implemented a capacity purchase agreement with Continental. The financial statements for the years ended December 31, 2003,
2002 and 2001 have been prepared reflecting the terms of the capacity purchase agreement. Under the capacity purchase agreement, we fly all of our aircraft on behalf of Continental, which handles scheduling, ticket prices and seat inventories for these flights.
In exchange for our operation of the flights, Continental pays us for each scheduled block hour based on a formula designed to provide us with an operating margin of approximately 10% before taking into account incentive payments and certain costs, including labor, maintenance (except for regional jet engine maintenance), and general administrative costs as further described in
Note 2.

                Under the agreement, Continental
retains all passenger, cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses.
We continue to utilize certain systems, facilities and services of Continental in a manner similar to periods prior to 2001, at rates established in the capacity purchase agreement and related agreements. See “— Note 2” and “—
Note 16” for detailed discussions.

 (c) Use of Estimates -

                The preparation of financial
statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 (d) Cash and Cash Equivalents -

                Cash and cash equivalents consist of
cash and short-term, highly liquid investments, which are readily convertible into cash and have maturities of three months or less when purchased.

 (e) Spare Parts and Supplies -

                Inventories, expendable parts and
supplies relating to flight equipment are carried at average acquisition cost and are expensed when used in operations. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value. These allowances are based on management estimates, which are subject to change.

 (f) Property and Equipment -

                Property and equipment are recorded
at cost and are depreciated to estimated residual values over their estimated useful lives using the straight-line method. Property and equipment acquired under capital leases are recorded at the lower of the present value of the future minimum lease payments or the fair value of the asset at the inception of the lease. The estimated useful lives and residual values for our property and equipment are as follows:

 Estimated

 Estimated Useful Life

 Residual Value

 Flight equipment

 Shorter of estimated useful life or lease term

 0% to 15%

 Ground property and equipment

 3 to 26 years

 0%

 Capital lease — flight and ground

 Shorter of estimated useful life or lease term

 0%

                As shown in the following table, our
aircraft fleet consisted of 224 regional jets at December 31, 2003. We currently lease or sublease all of our existing regional jet aircraft from Continental. See “—Note 6”. Our aircraft purchase orders and options as of
December 31, 2003 are also shown below.  See Item 7. “Management’s Discussion and Analysis of Financial
Condition and Results of Operation — Purchase Commitments”.

 Type

 Total
 Aircraft

 Leased

 Firm
 Orders

 Options

 Seats in
 Standard
 Configuration

 Regional Jets:

 ERJ-145XR

 54

 54

 50

 100

 50

 ERJ-145

 140

 140

 —

 —

 50

 ERJ-135

 30

 30

 —

 —

 37

 Total

 224

 224

 50

 100

 (g) Intangible Assets -

                Reorganization Value in Excess of
Amounts Allocable to Identifiable Assets represents an amount arising from our emergence from bankruptcy reorganization in
1993.

                In July 2001, the Financial
Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 142 — “Goodwill and
Other Intangible Assets” (“SFAS 142”). SFAS 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Effective January 1, 2002, we adopted SFAS 142 and discontinued amortization of our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, which results in reduced expense of approximately $1.1 million on an annualized basis.

                Pro forma results for the year ended
December 31, 2001, assuming the discontinuation of amortization of Reorganization Value in Excess of Amounts Allocable to
Identifiable Assets, are shown below:

 (in millions, except per share data)

 Year Ended
 December 31, 2001

 Reported net income

 $

 48.1

 Reorganization value amortization

 0.7

 Adjusted net income

 $

 48.8

 Basic and diluted earnings per share:

 As reported

 $

 0.89

 Reorganization value amortization

 0.01

 As adjusted

 $

 0.90

                We evaluate the carrying value each
reporting period to determine whether events and circumstances continue to support an indefinite useful life. On an annual basis, or more frequently if events or changes in circumstances indicate that the asset may be impaired, we perform an impairment review.
Our review includes the acquisition, market-multiple and income approaches to valuation.  If this review indicates that our
Reorganization Value in Excess of Amounts Allocable to Identifiable Assets will not be recoverable, the carrying value is reduced to the fair value.  We performed such review during 2003 and 2002 and determined that we did not have any impairment of our
Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

                Airport operating rights, the rights
to use certain take-off and landing slots and gates, are amortized on a straight-line basis over the life of the related airport facility lease, which approximates 20 years.

 (h) Deferred Credits -

                Our spare parts and flight training
credits, included in other long term liabilities with offsetting receivables in prepayments and other current assets, consist of contractual concessions obtained from our purchase agreement with Empresa Brasileira de Aeronautica S.A. (“ERJ” or
“Embraer”). All spare parts credits are used to offset the purchase price of initial spare parts provisioning for our newly delivered aircraft. Similarly, the flight training credits are to be used to pay for the initial simulator rent costs for our pilots. Both of these credits are amortized as a reduction to our aircraft rent expense over the life of the associated aircraft lease. Amortization totaled $0.7 million and $0.9 million for 2003 and 2002.

 (i) Operating Revenue

                For the years ending
December 31, 2003, 2002 and 2001, we recognized our operating revenue under the capacity purchase agreement based on negotiated rates for each scheduled block hour. The rates were designed to provide us with an operating margin of approximately 10%
before taking into account variations in some costs and expenses that are generally controllable by us. We also record other revenues earned under the capacity purchase agreement, such as percentage of flights we complete, certain on-time departures and baggage handling. See “—Note 2” for details of the block hour rates and the performance incentive payments. Our operating revenue is reconciled and settled with Continental on a monthly basis, except for the quarterly reconciliation of our costs within the margin band defined in the capacity purchase agreement.

 (j) Income Taxes -

                Deferred income taxes, which are
provided under the liability method, are determined based on differences between the financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws. A valuation allowance is provided on deferred tax assets if, based on available evidence, it is more likely than not that future tax benefits will not be realized.

 (k) Maintenance and Repair Costs -

                Maintenance and repair costs for
owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, except for those maintenance costs covered by power-by-the hour agreements, which are expensed based on specific operation statistics incurred. On average, power-by-the-hour arrangements represent approximately 60% of our maintenance, materials and repair costs.

 (l) Earnings Per Share -

                We account for earnings per share in
accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share”. Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share (“Diluted
EPS”) reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

 Year ended December 31,

 2003

 2002

 2001

 Numerator:

 Net income

 $

 108,181

 $

 84,280

 $

 48,074

 Denominator:

 Weighted average common shares
    outstanding

 60,026

 61,068

 54,000

 Effect of stock options

 11

 1

 —

 60,037

 61,069

 54,000

 Basic and diluted earnings per share

 $

 1.80

 $

 1.38

 $

 0.89

                Options to purchase 977,000 and
984,500 shares of our common stock were not included in the computation of diluted earnings per share for the years ended December
31, 2003 and 2002.  These options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.  Furthermore, we also excluded approximately 7.5 million shares of potential common stock equivalents related to our senior convertible notes (see “– Note 9”) from the computation of diluted earnings per share for the year ended December 31, 2003 as these shares are not currently convertible in accordance with the terms of the notes.

 (m) Stock Plans and Awards -

                We account for our stock based
compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion
No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Since our stock options have all been granted with exercise prices at fair value, no compensation expense has been recognized under APB 25.

                The following table illustrates the
effect on net income and earnings per share assuming the compensation costs for our stock option and purchase plans had been determined using the fair value method, prorated over the vesting periods, at the grant dates as required under Statement of
Financial Accounting Standard No. 123 — “Accounting for Stock Based Compensation” (“SFAS
123”) for the years ended December 31, 2003, 2002 and 2001 (in thousands except for per share data):

 2003

 2002

 2001

 Net Income

 As reported

 $

 108,181

 $

 84,280

 $

 48,074

 Deduct (Add): Total stock based employee
    compensation expense (credit) determined
    under fair value based method for all
    awards, net (1)

 2,496

 2,499

 (619

 )

 Pro forma

 $

 105,685

 $

 81,781

 $

 48,693

 Basic and Diluted Earnings per Share:

 As reported

 $

 1.80

 $

 1.38

 $

 0.89

 Pro forma

 $

 1.76

 $

 1.34

 $

 0.90

 (1)

During 2001, the majority of outstanding options under the Continental stock option and incentive plans (“Continental
Plans”) were voluntarily surrendered.  During 2003, all outstanding options under the Continental Plans were terminated as Continental’s ownership in us became less than 50%.

                See “—Note 13”
for the assumptions we used to compute the pro forma amounts above.

                The pro forma effect on earnings per
share is not representative of the pro forma effects in future years.

 (n) Measurement of Impairment -

                In accordance with Statement of
Financial Accounting Standards No. 144  — “Accounting for the Impairment or Disposal of Long-Lived
Assets” (“SFAS 144”), we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value.

 (o) Comprehensive Income -

                We do not have any adjustments to net
income to arrive at comprehensive income.

 (p) Financial Instruments and Risk Management -

                Financial Instruments - Our financial
instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and our long-term secured debt to Export
Development Canada (“EDC”), note payable to Continental and 4.25% senior convertible notes due 2023. The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid
nature of these short-term instruments.   As of December 31, 2003, the fair value of our long-term secured debt to EDC was approximately $16.2 million.  The fair value of our note payable to Continental as of December 31, 2003 and 2002 was approximately $185.5 million and $244.5 million, respectively. The fair values of such instruments were estimated based on the discounted future cash flows using our current incremental rate of borrowing for a similar liability or market prices.
The fair value of our 4.25% senior convertible notes due 2023 was approximately $132.9 million based on quoted market price as of
December 31, 2003.

                Credit Risk Due to Certain
Concentrations - We provide Continental all of its regional jet capacity at its hub airports. We are economically dependent upon
Continental as substantially all of our revenue is currently received from Continental. See Item 1. “Business – Risk
Factors – Risks Relating to Our Capacity Purchase Agreement with Continental” for detailed discussions.

 (q) Recently Issued Accounting Standards -

                In August 2001, the FASB issued
Statement of Financial Accounting Standard No. 143 — “Accounting for Asset Retirement Obligations”
(“SFAS 143”), effective for fiscal years beginning after June 15, 2002. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligations for their recorded amount or incurs a gain or loss upon settlement. We adopted SFAS 143 on January 1, 2003, which did not have a material impact on our results of operations, financial position, or liquidity.

                In June 2002, the FASB issued
Statement of Financial Accounting Standard No. 146 — “Accounting for Costs Associated with Disposal or Exit
Activities” (“SFAS 146”). SFAS 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. We adopted
SFAS 146 on January 1, 2003. The new rules changed the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

                In December 2002, the FASB issued
Statement of Financial Accounting Standard No. 148 — “Accounting for Stock Based Compensation —
Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”).
SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation as prescribed in SFAS 123. In addition, this statement amends the disclosure requirements of
SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have elected not to voluntarily change to the fair value based method of accounting for stock based compensation at this time and continue to account for stock based compensation arrangements in accordance with APB  25 — “Accounting for
Stock Issued to Employees”, but have adopted the disclosure requirements of SFAS No. 148.  See our disclosure at
“—Note 1 – (m)”.

                In May 2003, the FASB issued
Statement of Financial Accounting Standard No. 150 — “Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted SFAS 150 on July 1, 2003.  Upon adoption, we reclassified our mandatorily redeemable preferred stock of subsidiary of $5.0 million to long-term debt.  We also began to recognize dividends declared related to our mandatorily redeemable preferred stock of subsidiary as interest expense.  This standard has no other impact on our results of operations, financial condition or liquidity.

                In December 2003, the
FASB issued Statement of Financial Accounting Standard No. 132 (Revised 2003) — “Employers’ Disclosures about
Pensions and Other Postretirement Benefits” (“SFAS 132R”), that replaces existing FASB disclosure requirements for pensions and other postretirement benefit plans.  SFAS 132R requires companies to provide more complete details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, the standard improves information available to investors in interim financial statements.  SFAS 132R is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003.  We adopted SFAS 132R, which had no material impact on our disclosures.

                FASB Interpretation
No. 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees
of Indebtedness of Others” (“Interpretation 45”), significantly changed current practice in the accounting for, and disclosure of, guarantees.  Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Interpretation 45 also expanded the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued.
Interpretation 45’s disclosure requirements were effective for financial statements of interim or annual periods ending after
December 15, 2002, while the initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We adopted Interpretation 45 on January 1, 2003, which did not have a material impact on our results of operations or financial position.

                In January 2003, the FASB issued
Interpretation No. 46 — “Consolidation of Variable Interest Entities” (“Interpretation 46”).
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

 (r) Reclassifications -

                Certain reclassifications have been
made in prior years’ financial statements to conform to the current year presentation.

Note 2 — Capacity Purchase Agreement with Continental

                General.   Effective
January 1, 2001, we implemented a capacity purchase agreement with Continental. The agreement expires on December 31,
2010. Continental has the option to extend the term of the agreement with 24 months notice for up to four additional five-year terms through December 31, 2030. Under our capacity purchase agreement, we operate flights on behalf of Continental, which controls and is responsible for scheduling, pricing and managing seat inventories for these flights. Continental is entitled to all revenue associated with the operation of the aircraft and is responsible for all revenue-related expenses, including commissions, reservations, catering and passenger ticket processing expenses consisting primarily of revenue accounting. Under the agreement, we are entitled to receive a payment for each scheduled block hour based on an agreed formula.

                During the fourth quarter of 2003, we
amended our capacity purchase agreement, administrative support and information services provisioning agreement, and master facility and ground handling agreement with Continental.  The amendment to the capacity purchase agreement primarily clarified existing language and has no material financial implications.

                The amendment to the administrative
service agreement extended the agreement until March 2004, at which time the agreement will either be extended further or a mutually acceptable transition plan will be implemented.  The master facility and ground handling agreement was amended to clarify how rent expenses will be allocated at the airport locations where we operate.  Under this amendment, all terminal facility rents at the hub airports will now be borne by Continental and we will pay for incremental rent at other Continental
managed locations, unless Continental does not operate any aircraft there.   In these situations, we are responsible for
the rent expense. At our managed locations, rent will be allocated between Continental and us based on the number of passengers.  For 2003, our terminal facility rent was reduced by $4.3 million.  As such rent is a fully-reconciled cost under the capacity purchase agreement, our net income was reduced by $0.3 million.

                Compensation and Operational
Responsibilities.   Under the agreement, we are entitled to receive a payment for each scheduled block hour calculated using a formula that will remain in place through December 31, 2004. The formula is designed to provide us with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by us.
Under the formula, a substantial portion of our costs is reconciled for differences between our actual costs and the expected costs included in our block hour rates. Our payments from Continental are adjusted to reflect these actual costs plus a 10% margin. We have exposure for most labor, some maintenance and general administrative costs, if the accrual costs are higher than those reflected in our block hour rates.

                A reconciliation payment is made by
Continental to us, or by us to Continental, if the operating margin calculated, as described below (“prevailing margin”), is not between 8.5% and 11.5% in any fiscal quarter. If the prevailing margin exceeds 11.5%, we make a payment to
Continental in an amount sufficient to reduce the margin to 11.5%. If the prevailing margin is less than 8.5%, Continental makes a payment to us in an amount sufficient to raise the margin to 8.5%. Certain items are excluded from the calculation of the prevailing margin, including:

 ·

 actual labor costs that are different from those reflected in our block hour rates,

 ·

 any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations),

 ·

 litigation costs, and

 ·

 other costs that are not included in our block hour rates (or covered by any adjustments to them) and are not reasonable and customary in the industry.

                If these excluded costs are higher
than those anticipated in our block hour rates, then our operating margin could be lower than 8.5%, even after any reconciliation payment is made. On the other hand, if these costs are lower than those anticipated in our block hour rates, our operating margin, could be higher than 11.5% even after any reconciliation payment is made.

                During 2003, our quarterly
reconciliation payments to Continental totaled $30.1 million.  The table below further describes how variations in our actual costs from our estimated costs, as determined in the block hour rates, are treated under the capacity purchase agreement.

 Fully-reconciled costs: reconciliation payment, including 10% margin, to the full extent our actual costs differ from estimated costs.

• Fuel and into-plane expense (1)

 • Aircraft rent

 • Terminal facility rent

 • On-time bonuses and 401(k) company match

    under current plans

 • Taxes (other than income taxes)

 • Passenger liability insurance

 • Hull insurance

 • War risk insurance

 • Landing fees

• Administrative services provided by Continental

 • Ground handling services

 • Third-party security and screening expenses

 • Substantially all regional jet engine expenses

    under current long-term third-party contracts

 • Depreciation and amortization (2)

 • Pilot training volumes

 • Glycol, de-icing, snow removal

 • Mexican and Canadian navigational fees

 • Pilot soft time (3)

Costs within the margin band: if actual expenses in this category are sufficiently different from estimates used in the block hour rates so that our prevailing margin (calculated to exclude the impact of unreconciled costs, to the extent they differ from our estimated costs, and other items (4)) is less than 8.5% or greater than 11.5%, then a reconciliation payment will be made by Continental us or to the other so that this prevailing margin will be 8.5% or 11.5%, as applicable.

 • Maintenance, materials and repairs not included
   above
 • Passenger services

 • Other rental expense
 • Other operating expenses

 Unreconciled costs: No reconciliation payment for actual results that differ from estimated costs.

 • Wages and salaries
 • Benefits not included above

 • Corporate headquarters rent costs

 (1)

We incur fuel expense equal to the lower of the actual cost of fuel or an agreed-upon cap of 66.0 cents per gallon based on our fuel purchase agreement with Continental. In  2003, the actual average cost of fuel was 66.0 cents per gallon, which was equal
to our agreed-upon cap.   In 2002, the actual average cost of fuel was 60.7 cents per gallon, which was below our agreed-upon cap of 61.1 cents per gallon.

 (2)

 Depreciation is reconciled for assets and capital projects accounted for in the capacity purchase agreement or those approved by
Continental if outside of the capacity purchase agreement.

 (3)

 Pilot soft time reconciliation ended March 31, 2003.

 (4)

In addition to our unreconciled costs, the prevailing margin used to calculate the reconciliation payment does not take into account any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations), litigation costs and other costs that are not included in our block hour rates (or covered by adjustments to them) and are not reasonable and customary in the industry.

                To the extent that our rate of
controllable cancellations (such as those due to maintenance or crew shortages) is less than our historical rate, we are entitled to additional payments; conversely, we pay Continental for controllable cancellations above historical rates. If cancellations outside our control, such as those due to weather or air-traffic control, exceed the historical average of cancellations for the applicable period, we will be paid for the cancelled flight at a reduced rate, calculated to cover our fixed costs. We will generally not be entitled to any payment for controllable cancellations, which include cancellations due to labor unrest, regulatory action, fuel unavailability, crew shortages or maintenance, and all other cancellations other than weather or air traffic control cancellation, above historical rates of cancellations.

                In the event of a union-authorized
labor strike we will not be entitled to payment for any controllable or uncontrollable cancellations. Because these incentive payments are based on historical five-year rolling averages of monthly controllable cancellations, lower controllable cancellations that result in higher incentive payments in the near term will also reduce our opportunity to earn incentive payments in the future. Also, because we use monthly rolling averages, our opportunity to earn these payments in any particular fiscal quarter is affected by seasonal variations in historical controllable cancellation rates. We are also entitled to receive a small per-passenger fee and incentive payments for certain on-time departures and baggage handling performance.

                If we experience a change of control
(as defined in the agreement) without the consent of Continental, the block hour rates that we will receive under the agreement will be substantially reduced.

                In addition, some marketing-related
costs normally associated with operating an airline are borne directly by Continental, which is responsible for marketing under the capacity purchase agreement. These costs include those associated with reservations and sales, commissions, advertising, revenue accounting, fare and tariff filings, and food and beverage. While Continental will continue to provide operational support services under the terms of the capacity purchase agreement, their provisions of corporate services will continue only for a limited period of time.

                We have agreed to meet with
Continental each year beginning in 2004 to review and set the block hour rates to be paid in the following year, in each case based on the formula used to reset the original block hour rates (including a 10% targeted operating margin). If Continental and we cannot come to an agreement on the annual adjustments, we have agreed to submit our disagreement to arbitration.

                Capacity and Fleet
Matters.  The capacity purchase agreement covers all of our existing fleet, as well as the 50 ERJ-145XR subject to firm orders, at December 31, 2003. We currently lease or sublease all of our existing regional jets from Continental. Under the capacity purchase agreement, Continental is required to lease from Embraer or its designee all of our current firm order aircraft and sublease these aircraft to us. Neither we nor Continental have any obligation to take any such firm order Embraer aircraft that are not financed by a third party under the lease terms and agreed upon economics. However, Continental is not required to provide any financing for Embraer option aircraft or any other aircraft that we may acquire outside of our capacity purchase agreement.

                Continental has the right to give
notice to reduce the number of our regional jets covered by the agreement at any time, provided that we have received at least 12 months notice. Under the agreement, Continental is entitled to decline capacity with respect to:

 ·

 Any regional jets subject to firm orders that have not been delivered before the effective date of the reduction in capacity; and

 ·

 up to 25% of our delivered regional jets over any rolling three-year period.

                If Continental removes regional jet
aircraft from the terms of the agreement, we would have the option to:

 ·

fly the released aircraft for another airline or ourselves (subject to our ability to obtain facilities, such as gates and slots, and our exclusive arrangement with Continental in their hub airports); or

 ·

 decline to fly these aircraft and cancel the related subleases with Continental.

                If we elect not to terminate these
subleases and fly one or more of the aircraft released from the capacity purchase agreement either for another party or for our own benefit, the interest rate implicit in calculating the scheduled lease payments will automatically increase by 200 basis points to compensate Continental for its continued participation in our lease financing arrangement, which would directly increase our expense and adversely affect our earnings. If we elect not to fly these aircraft, the sublease between Continental and us for these aircraft will be canceled and Continental will take possession of the aircraft. In that event, Continental will be responsible for all direct reasonable costs we incur associated with the removal of those aircraft from our fleet. In addition, upon a reduction in capacity, we will be entitled to meet and confer with Continental regarding the impact of the reduction on our cash flow and to negotiate, in good faith, a credit facility with Continental for up to $75 million in the aggregate for a term of up to two years and at an interest rate equal to the London interbank offered rate (“LIBOR”) plus 200 basis points to help cover any potential cash needs as a result of the reduction in capacity. However, Continental has no obligation to provide this facility.

                Additionally, Continental has the
right to require us to exercise any of the aircraft options we hold to purchase 100 ERJ-145XR aircraft, and include these aircraft under the capacity purchase agreement. If Continental elects to do this, it may either lease or sublease the aircraft to us, or substitute these aircraft for aircraft in our possession that have been removed from the terms of the capacity purchase agreement and that we sublease from Continental, in which case we will be required to finance the option aircraft ourselves. If
Continental does not require us to exercise these aircraft options, we will retain the right to exercise the options and fly these aircraft for other airlines or for other purposes, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.

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

                As a result of the decline in our
passenger traffic following the terrorist attacks on September 11, 2001, together with the lower passenger traffic and yields experienced by Continental and the airline industry in general, Continental withdrew 17 of our turboprop aircraft from the capacity purchase agreement effective October 1, 2001, resulting in our termination of 16 subleased aircraft and returning them to
Continental. Continental was obligated to purchase from us at book value the one turboprop aircraft we owned. As provided in the capacity purchase agreement, Continental was responsible for our reasonable out-of-pocket expenses associated with the withdrawal of these aircraft (including some of the cost of reassigning pilots to other aircraft types).

                During 2002, we retired all of the 33
turboprop aircraft in our fleet at December 31, 2001. In accordance with the capacity purchase agreement, Continental covered all direct costs associated with terminating our 29 turboprop aircraft leases and purchased from us at net book value our four turboprop aircraft that we owned as well as the related spare parts inventory. As of December 31, 2002, Continental has remitted to us approximately $21.3 million as a result of this retirement.

                Term of Agreement.
  The agreement expires on December 31, 2010; however, Continental may terminate the agreement at any time after
January 1, 2007 upon 12 months’ notice, or at any time without notice for cause consisting of our bankruptcy, suspension or revocation of our authority to operate as a scheduled airline, cessation of our operations as a scheduled airline, other than as a result of a union-authorized labor strike or any temporary cessation not to exceed 14 days, a union-authorized labor strike that continues for 90 days or an intentional or willful material breach by us that substantially deprives
Continental of the benefits of the agreement, which is not cured within 90 days of notice of the breach. Continental may also terminate the agreement at any time upon a material breach by us that does not constitute cause and continues for 90 days after notice of such breach, or without notice or opportunity to cure if Continental makes a reasonable and good faith determination, using recognized standards of safety, that there is a material safety concern with our flight operations.
Continental has the option to extend the term of the agreement with 24 months’ notice for up to four additional five-year terms through December 31, 2030.

                Continental’s
Outlook.  We are directly affected by the financial and operational strength of Continental because we depend on
Continental’s ability to make payments to us under our capacity purchase and other agreements. For the year ended December
31, 2003, Continental reported net income of $38 million,but only after asset-related gains of $183 million from disposition of all or part of its interest in us, Orbitz and Hotwire and $111 million in security fee reimbursements from the U.S. government, along with $15 million in other gains and $62 million in special charges (all net of tax). Continental has stated that it will be a struggle to break even in 2004 due to persistently high fuel prices, and that the economic environment must improve for it to be profitable.

                Even absent such adverse factors as
further economic recession, additional terrorist attacks, continued unrest in the Middle East, decreased consumer demand and increased fuel prices, Continental may find it necessary to downsize its operations and further reduce expenses and could reduce the level of its commitment or its utilization of our aircraft under the capacity purchase agreement, which could materially reduce our revenue and earnings.  Additionally, Continental leases from third parties a substantial portion of the aircraft and airport facilities that it subleases to us.  If Continental declared bankruptcy or otherwise defaulted under these leases, we would have no right to these aircraft or facilities; our access to our aircraft and airport facilities would depend on negotiations between the lessors and us.  For a detailed discussion of Continental’s results of operations, please see its annual report on Form 10-K for the year ended December 31, 2003 filed with the SEC.

Note 3 — Security Fee Reimbursement

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

                In May 2003, we received $3.0 million
pursuant to the reimbursement of security fees under the Wartime Act.  However, since the reimbursement for expenses received under this relief package represent fully-reconciled costs under the capacity purchase agreement, we distributed 100% of the funds received to Continental.  For a detailed discussion of fully-reconciled costs, please see “ —Note 2”.
The net impact of this reimbursement was immaterial to our results of operations.  In September 2003, we also received $0.6 million for reimbursement of costs related to installation of the fortified flight deck doors pursuant to the Wartime Act.
The amount received was used to reduce our property and equipment where the costs were capitalized.

Note 4 — Air Transportation Safety and System Stabilization Act Grant

                On September 22, 2001, President
Bush signed into law the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”). The
Stabilization Act provided cash grants to commercial air carriers as compensation for (1) direct losses incurred beginning with the terrorist attacks on September 11, 2001 as a result of any Federal Aviation Administration (“FAA”)
mandated ground stop order issued by the Secretary of Transportation (and for any subsequent order which continues or renews such a stoppage), and (2) incremental losses incurred during the period beginning September 11, 2001 and ending
December 31, 2001 as a direct result of such attacks. We recognized $24.9 million in compensation under the Stabilization
Act for the year ended December 31, 2001, approximately $21.1 million of which we received in cash in 2001. For the year ended December 31, 2002, we received our final $4.3 million in cash under the Stabilization Act and recognized an additional $0.5 million in compensation based on our final application. Such amounts are included in other operating expenses in the accompanying consolidated statements of operations.

Note 5 — Details of Certain Accounts

                Accrued other liabilities consist of
the following:

 As of December 31,

 2003

 2002

 (In thousands)

 Airport services

 $

 14,083

 $

 10,481

 Employee benefits

 12,992

 10,099

 Maintenance, materials and repairs

 13,837

 9,062

 Taxes (1)

 16,123

 6,548

 Flight operation related expenses

 4,843

 3,795

 Interest

 2,628

 4

 Other

 3,707

 5,659

 $

 68,213

 $

 45,648

(1) Includes federal and state income taxes payable as well as other taxes payable.

                Other long-term liabilities consists
of the following:

 As of December 31,

 2003

 2002

 (In thousands)

 Spare parts credits

 $

 5,957

 $

 4,821

 Flight training credits

 5,639

 4,781

 Other

 1,250

 103

 $

 12,846

 $

 9,705

Note 6 — Leases

                We lease or sublease all 224 of our
aircraft under long-term operating leases from Continental. Our sublease agreements with Continental have substantially the same terms as the lease agreements between Continental and the third-party lessors, and expire between 2013 and 2019. We lease or sublease, under various operating leases, ground equipment and substantially all of our ground facilities, including facilities at public airports from Continental or the municipalities or agencies owning and controlling such airports. Our leases do not include residual value guarantees.

                At December 31, 2003, the
scheduled future minimum lease payments under capital leases due to third-party lessors and the scheduled future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in millions):

 Operating Leases

 Capital

 Leases

 Aircraft

 Non-Aircraft

 Year ending December 31, 2004

 $

 1.8

 $

 267.3

 $

 7.7

 2005

 1.0

 266.1

 5.2

 2006

 0.9

 266.1

 3.8

 2007

 0.9

 266.1

 3.0

 2008

 0.3

 266.1

 2.7

 Later years

 —

 2,338.4

 17.5

 Total minimum lease payments

 4.9

 $

 3,670.1

 $

 39.9

 Less: amount representing interest

 0.5

 Present value of capital leases

 4.4

 Less: current maturities of capital leases

 1.8

 Long-term capital leases

 $

 2.6

                Our total rental expense for all
non-aircraft operating leases was approximately $51.5 million, $56.6 million and $49.4 million for the years ended
December 31, 2003, 2002 and 2001, respectively, which included $6.9 million, $7.5 million and $8.4 million, respectively, related to leases with Continental.

                Total rental expense was
approximately $300.6 million, $255.8 million and $218.2 million for the years ended December 31, 2003, 2002 and
2001, respectively, which included $279.5 million, $231.0 million and $196.2 million for 2003, 2002 and 2001, respectively, related to leases with Continental under the capacity purchase agreement.

                If we default on our payment
obligations under our aircraft subleases with Continental, Continental is entitled to reduce any payments required to be made by it to us under the capacity purchase agreement by the amount of the defaulted payment.

Note 7 — Other Long-term Debt

                As of December 31, 2003, long-term
debt, including current maturities, totaled $22.0 million, which consisted of $17.0 million of secured debt owed to EDC, and one share of non-voting Series A Cumulative Mandatorily Redeemable Preferred Stock, par value $.01 per share
(“Series A Preferred Stock”), of $5.0 million, as described below.

                We are party to a loan
agreement in which EDC advanced $10.7 million to us on May 23, 2003 and $6.6 million on September 30, 2003.  The loan is secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We used all of the proceeds from the advances to reduce the principal under our note payable to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  The term of each advance to us is 96 months.  The financing arrangement has customary representations, warranties and covenants.  Additionally, Continental is the guarantor of this loan, and a default under the guarantee would cause an acceleration of the loan.

                Prior to the completion of our IPO,
ExpressJet Airlines, Inc. issued the Series A Preferred Stock to our subsidiary XJT Holdings, Inc., in exchange for a portion of its assets and liabilities. The Series A Preferred Stock is entitled to receive, on a cumulative basis, dividends at a rate of 14% per annum on a liquidation preference of $5.0 million and is callable beginning in April 2005 and mandatorily redeemable in April 2012. Upon issuance, XJT Holdings, Inc. immediately sold the Preferred Stock to an independent third party in exchange for a $5.0 million promissory note, with no rights of offset, due in April 2012. The note bears interest equal to the three-month LIBOR plus 0.6% per annum, payable quarterly which commenced on August 1, 2002.  On July 1, 2003, we adopted Statement of Financial Accounting Standard No. 150 — “Accounting for Certain Financial Instruments with
Characteristics of both Liabilities and Equity”.  Upon adoption, we reclassified our Series A Preferred Stock to long-term debt.  We also began to recognize dividends declared related to our Series A Preferred Stock as interest expense.

Note 8 — Note Payable to Continental

                Under the promissory
note dated March 31, 2001, net amounts due Continental were converted into a long-term note payable of $552.3 million, which bore interest at a fixed rate of 4.9% through June 30, 2001. Effective July 1, 2001, the rate for subsequent quarters was set at the three-month LIBOR plus 1.25% per annum, subject to a cap of 3.5% in 2002, 5.4% in 2003 and 6.7% in
2004. There is no interest rate cap after 2004.  The note payable to Continental is our unsecured general obligation and is subordinated in right of payment to all of our future senior indebtedness.

                In April 2002, we applied the
proceeds from our IPO of $146.8 million to our note payable to Continental. In addition, we made discretionary prepayments of
$83.3 million and $80.0 million during 2003 and 2002 to further reduce the note to $193.2 million and $325.5 million, including current maturities, at December 31, 2003 and 2002. We also made quarterly principal and interest payments, net of prepayments made in prior periods, to the extent required on March 31, June 30, September 30 and December 31, 2003. The quarterly payment on our note payable to Continental for principal and interest is $27.9 million, to be paid through the earlier of March 31, 2007 or until the principal balance and any accrued interest are paid in full.  Based on the three-month LIBOR on December 31, 2003 plus 1.25% per annum and our current principal balance of $193.2 million, maturities of our note payable to Continental as of December 31, 2003 are detailed on the table included in “— Note 9” below.

Note 9 — 4.25% Senior Convertible Notes due 2023

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

                We can redeem the notes, in whole or
in part, beginning on August 4, 2008, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid cash interest, if any. The holders of the notes may require us to repurchase the notes on August 1, 2008, August 1, 2013 and August 1,
2018 (“Redemption Dates”) at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.  While we can choose to pay the repurchase price for any such notes in cash, in shares of common stock or any combination thereof should we be required to redeem the notes at any of the Redemption Dates, we intend to satisfy that requirement in cash.  We filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on October 8, 2003, covering the resale of the notes and the underlying common stock for the security holders named therein.

                Proceeds from the offering, net of
initial purchasers’ fees, were used to repurchase 9,835,125 shares of our common stock from Continental at $13.60125 per share pursuant to a stock repurchase agreement with Continental.  As a result of this repurchase, Continental’s beneficial ownership of our common stock dropped below 50%.  See “— Note 12” for a detailed discussion of the change in Continental’s beneficial ownership of our common stock during the third quarter of 2003.

                Repayment of the convertible notes is
jointly and severally guaranteed on an unconditional basis by ExpressJet Airlines, Inc., our wholly owned subsidiary. Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on the ability of such subsidiary to transfer funds to us in the form of cash dividends, loans or advances. General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to us in certain circumstances.

                Separate financial statements of
ExpressJet Airlines, Inc. are not included herein because the aggregate assets, liabilities, earnings, and equity of that subsidiary are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis; ExpressJet
Airlines, Inc. is jointly and severally liable for the repayment of the notes; and we do not believe that separate financial statements and other disclosures concerning ExpressJet Airlines, Inc. would be deemed material by investors.

                The amount of all scheduled debt
maturities, as described in Notes 7, 8 and 9 above, due over the next five years and thereafter is as follows (in millions):

 Year ending December 31,

 2004

 $

 68.0

 2005

 $

 109.5

 2006

 $

 18.2

 2007

 $

 1.7

 2008

 $

 140.7

 Thereafter

 $

 14.3

                The table above assumes the senior
convertible notes will be due on August 1, 2008, the earliest date the holders of the notes may require us to repurchase the notes.

Note 10 — Income Taxes

                Income tax expense (benefit) for the
years ended December 2003, 2002 and 2001 consists of the following (in millions):

 2003

 2002

 2001

 Federal:

 Current

 $

 23.5

 $

 7.1

 $

 25.5

 Deferred

 39.0

 41.0

 4.0

 State:

 Current

 (0.1

 )

 (1.7

 )

 —

 Deferred

 4.3

 7.4

 2.1

 Total Income Tax Expense

 $

 66.7

 $

 53.8

 $

 31.6

            The reconciliations of income tax computed at the United
States federal statutory tax rates to income tax expense for the years ended December 31, 2003, 2002 and 2001 are as follows:

 Amount

 Percentage

 2003

 2002

 2001

 2003

 2002

 2001

 (In millions)

 Income tax expense at United
    States statutory rates

 $

 61.3

 $

 48.5

 $

 27.8

 35.0

 %

 35.0

 %

 35.0

 %

 State income tax expense (net
    of federal benefit)

 4.2

 3.8

 2.1

 2.4

 2.7

 2.6

 Amortization of reorganization
    value in excess of amounts
    allocable to identifiable assets

 —

 —

 0.4

 —

 —

 0.5

 Meals and entertainment
    disallowance

 1.2

 1.3

 1.3

 0.7

 0.9

 1.6

 Other

 —

 0.2

 —

 —

 0.2

 —

 Income tax expense, net

 $

 66.7

 $

 53.8

 $

 31.6

 38.1

 %

 38.8

 %

 39.7

 %

                Deferred income taxes reflect the net
tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of
December 31, 2003 and 2002 are as follows (in millions):

 2003

 2002

 Deferred Tax Liabilities:

 Fixed assets

 $

 19.6

 $

 3.1

 Other

 2.4

 0.3

 Gross deferred tax liabilities

 22.0

 3.4

 Deferred Tax Assets:

 Federal loss carryforwards

 $

 21.2

 $

 36.8

 State loss carryforwards, net

 7.5

 0.9

 Intangible assets

 370.9

 352.8

 Other

 10.9

 8.5

 Gross deferred tax assets

 410.5

 399.0

 Valuation allowance/ Net tax agreement
    obligation to Continental

 420.7

 384.5

 Net deferred tax assets / (liabilities)

 $

 (32.2)

 $

 11.1

                At December 31, 2003, we had
federal net operating loss carryforwards of approximately $60.7 million, which expire between 2004 and 2020.

                In conjunction with our IPO completed
in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017. In accordance with our tax agreement with
Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we will be required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. We will be required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third. However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date. Since these future payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the IPO, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  During
2003, the amount of tax basis recorded for our assets relating to the IPO was adjusted based on the filing of our federal income tax return with a corresponding offset to the valuation allowance/net tax agreement obligation to Continental.  The net payment we made to Continental during 2003 under the tax agreement was approximately $16.6 million.

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

                We believe that our IPO created a
change in ownership limitation on the utilization of our federal carryforward tax attributes, primarily net operating losses. This limitation, under Section 382 of the Internal Revenue Code, will limit our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year. This limitation did not have any impact on our financial condition during 2003 and 2002.

Note 11 — Preferred and Common Stock

                Preferred Stock.   We
have 10 million shares of authorized preferred stock, par value $.01 per share. One share of preferred stock was issued and outstanding at December 31, 2003.

                The share of preferred stock that is
outstanding is called Special Voting Preferred Stock. This stock is owned only by Continental (or its successor) and its controlled affiliates. So long as the Special Voting Preferred Stock is beneficially owned by one of these parties, its holder will be entitled to elect to our board of directors:

 ·

 three directors, for so long as Continental and its controlled affiliates own shares representing 30% or more (but less than
40%) of our outstanding shares of common stock;

 ·

 two directors, for so long as Continental and its controlled affiliates own shares representing 20% or more (but less than 30%) of our outstanding shares of common stock; and

 ·

 one director, for so long as Continental and its controlled affiliates own shares representing 10% or more (but less than 20%) of our outstanding shares of common stock.

                Once the number of directors that
Continental (or its successor) and its controlled affiliates are entitled to elect decreases, it cannot be increased.
However, even if Continental’s rights to designate directors under its preferred stock cease, it will be entitled to elect one director to our board during the term of our capacity purchase agreement.

                Common Stock.   We
currently have one class of common stock, par value $.01 per share, with 54.2 million shares issued and outstanding. Each share of common stock is entitled to one vote. Common stockholders participate ratably in any dividends or distributions on the common stock.  See “— Note 12” concerning the repurchase of our common stock during the third quarter of
2003.

Note 12 — Stockholders’ Deficit

                As discussed in “—
Note 9”, the proceeds, net of initial purchasers’ fees, from our senior convertible notes offering were used to repurchase 9,835,125 shares of our common stock owned by Continental.  The common stock repurchased was recorded as a reduction to the par value of shares being retired, and retained earnings were reduced by the difference between the cost of the shares and their par value.  As a result of this retirement of our common stock, we recorded a $133.8 million reduction to our retained earnings and our common stock outstanding was reduced from 64,000,000 shares to 54,164,875 shares.  As such,
Continental no longer had majority interest in us.  In addition, Continental contributed shares of our common stock to its defined benefit pension plan on September 9, 2003, which further reduced its ownership.  Continental has indicated that it intends to sell or otherwise dispose of some or all of its remaining interest in our common stock, subject to market conditions.

Note 13 — Stock Based Compensation Plans

                At December 31, 2003, we had a
stock incentive plan and an employee stock purchase plan.

                Stock Incentive Plans.
Prior to the completion of our IPO of our common stock on April 23, 2002, Continental, as our then sole stockholder, and our board of directors approved the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan (the “Plan”). The Plan provides that we may grant awards in the form of common stock options or restricted stock awards to our non-employee directors, our employees, or employees of our subsidiaries. The aggregate number of shares of our common stock that may be issued under the Plan may not exceed 3.2 million shares, subject to adjustments as provided in the Plan. Options granted under the Plan were awarded with an exercise price equal to the fair market value of the stock on the date of grant, vest over a four-year period and generally expire between five to ten years after the date of grant. During 2003 and 2002, respectively, we issued 389,000 and 1,049,000 options to purchase our common stock under the Plan, with a weighted average grant date fair value of approximately $3.2 million and $10.0 million.

                Continental has stock option and
incentive plans under which our employees were granted awards, of Continental common stock, in the form of stock options or restricted stock. There were no stock awards granted to our employees under the Continental Plans during 2002 or 2003. Our employees’ eligibility to participate in the Continental Plans ceased in August 2003, when Continental’s beneficial ownership of our common stock dropped below 50%.  All options outstanding were either exercised or cancelled in 2003.

                The table below summarizes stock
option transactions pursuant to the Plan and Continental Plans (share data in thousands):

 2003

 2002

 2001

 Weighted-

 Weighted-

 Weighted-

 Average

 Average

 Average

 Options

 Exercise Price

 Options

 Exercise Price

 Options

 Exercise Price

 ExpressJet Options

 Outstanding at Beginning of Year

 989

 $

 15.96

 —

 $

 —

 —

 $

 —

 Granted

 389

 $

 11.67

 1,049

 $

 15.97

 —

 $

 —

 Exercised

 —

 $

 —

 —

 $

 —

 —

 $

 —

 Cancelled

 (102

 )

 $

 15.47

 (60

 )

 $

 16.00

 —

 $

 —

 Outstanding at End of Year

 1,276

 $

 15.46

 989

 $

 15.96

 —

 $

 —

 Options exercisable at end of year

 270

 $

 15.73

 20

 $

 14.60

 —

 $

 —

 Continental Options

 Outstanding at Beginning of Year

 18

 $

 36.03

 34

 $

 37.77

 545

 $

 35.70

 Granted

 —

 $

 —

 —

 $

 —

 119

 $

 49.31

 Exercised

 (2

 )

 $

 10.69

 (2

 )

 $

 30.18

 (216

 )

 $

 30.88

 Cancelled

 (16

 )

 $

 39.20

 (14

 )

 $

 41.11

 (414

 )

 $

 41.88

 Outstanding at End of Year

 —

 $

 —

 18

 $

 36.03

 34

 $

 37.77

 Options exercisable at end of year

 —

 $

 —

 12

 $

 33.21

 16

 $

 34.06

                The following table summarizes the
range of exercise prices and the weighted average remaining contractual life of ExpressJet options outstanding and the range of exercise prices for ExpressJet options exercisable at December 31, 2003 (share data in thousands):

 Options Outstanding

 Weighted

 Average

 Remaining

 Weighted

 Contractual Life

 Average

 Range of Exercise Prices

 Outstanding

 (in years)

 Exercise Price

 $11.15 — $13.00

 299

 6.4

 $

 11.50

 $13.01 — $15.00

 80

 7.9

 $

 14.59

 $15.01 — $16.00

 897

 3.3

 $

 16.00

 $11.15 — $16.00

 1,276

 3.7

 $

 15.46

 Options Exercisable

 Weighted

 Average

 Range of Exercise Prices

 Exercisable

 Exercise Price

 $11.15 — $13.00

 27

 $

 11.49

 $13.01 — $15.00

 20

 $

 14.60

 $15.01 — $16.00

 223

 $

 16.00

 270

 $

 15.73

                Employee Stock Purchase Plans.
  On May 7, 2003, our stockholders approved the 2003 ExpressJet Holdings, Inc. Employee Stock Purchase Plan
(“ESPP”), which authorized the sale of up to one million shares of our common stock in accordance with the ESPP.
Under the plan, all of our employees are eligible to purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of the semi-annual purchase period.  Our first purchase period began on July 1, 2003.
Employees may sell shares obtained under the ESPP six months after the end of the plan period in which the shares were purchased.  36,668 shares were issued to our employees in January 2004 at $12.75 per share.

                All our employees were eligible to
participate in Continental’s stock purchase program under which they could purchase shares of Continental common stock at a price equal to 85% of the lower of the fair market value on the first day of the quarterly purchase period or the last day of the option period. The plan terminated in August 2003 for our employees as Continental no longer owned a majority of our common stock.  During 2002 and 2001, 175,419 shares and 47,357 shares, respectively, of Continental common stock were issued to our employees at prices ranging from $4.58 to $23.46 in 2002 and $13.40 to $38.30 in 2001.

                Pro Forma SFAS 123
Results.   Pro forma information regarding net income and earnings per share has been determined as if we had accounted for our stock options and stock purchase rights under the fair value method of SFAS123. The fair value of ExpressJet options granted during 2003 and 2002 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rate of 3.3% and 4.6%, dividend yield of 0%, expected volatility of ExpressJet stock  (calculated as an average of the volatility of our and other comparable regional airlines’ stock as our historical data is only available from April 23, 2003) of 69.3% and 66.9% and expected life of the option of 6.6 and 4.4 years. The weighted average grant date fair value of the stock options granted in 2003 and 2002 was
$8.03 and $9.57 per option, respectively.

                The fair value for options granted
under the Continental Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001: risk free interest rate of 4.8%, dividend yield of 0%, expected volatility of Continental stock of 46%, and a weighted-average expected life of the option of 4.9 years. The weighted average grant date fair value of the stock options granted in 2001 was $22.63 per option. There were no options granted under the Continental Plans during 2003 and 2002.

                The fair value of the purchase rights
under the ESPP was also estimated using the Black-Scholes model with the following assumptions for 2003: risk-free interest rate of
1.0%, dividend yield of 0%, expected volatility of ExpressJet stock of 53.7% and an expected life of 0.5 years.  The fair value of each purchase right granted in 2003 was $4.20.

                The fair value of the purchase rights
under the Continental employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions for 2002 and 2001, respectively: risk-free interest rates of 1.7% and 3.3%, dividend yields of 0%, expected volatility of Continental common stock of 63% and 46% and an expected life of 0.25 years. The weighted-average fair value of each purchase right granted in 2002 and 2001was $2.86 and $5.12, respectively.

                The Black-Scholes option valuation
model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and stock purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options and purchase rights.

Note 14 — Employee Benefit Plans

                Effective December 31, 2002, the
ExpressJet Airlines, Inc. 401(k) Savings Plan was adopted.    Substantially all our domestic employees are covered by
this plan.  Under the plan, we offer a service-based match and an additional retirement match up to five percent of pay per person (which vests over five years).  Prior to December 31, 2002, we participated in Continental’s defined contribution
401(k) savings plan, which had the same terms and conditions as our current service-based match.  For the years ended
December 31, 2003, 2002 and 2001, our total expense for the defined contribution plan was $10.8 million, $9.7 million and
$7.6 million.

                The ExpressJet Airlines, Inc. Profit
Sharing Plan was adopted effective January 1, 2002. Under this plan, the annual award pool consists of 10% of our pre-tax earnings, subject to certain adjustments, and is distributed to all of our employees (excluding employees whose collective bargaining agreements provide otherwise and employees who participate in our management bonus program or any other bonus program) according to eligible base pay received during the current year. Profit sharing expense for the years ended December 31, 2003 and 2002 was
$8.3 million and $6.9 million.

                Prior to January 1, 2002, we
participated in Continental’s profit sharing program under which an award pool consisting of 15% of Continental’s pre-tax earnings, subject to certain adjustments, is distributed each year to substantially all employees (other than employees whose collective bargaining agreements provide otherwise and employees who participate in our management bonus program or any other bonus program or who otherwise receive profit sharing payments as required by local law) on a pro rata basis according to base salary. Under this plan, profit sharing expense for the year ended December 31, 2001 was $0.3 million.

Note 15 — Commitments and Contingencies

                Capacity Purchase Agreement.
  So long as Continental is our largest customer, if we enter into an agreement with another major airline to provide regional airline services on a capacity purchase, or other similar economic basis, for 10 or more aircraft on terms and conditions that are in the aggregate less favorable to us than the terms and conditions of the capacity purchase agreement, Continental will be entitled to amend our capacity purchase agreement to conform the terms and condition of the capacity purchase agreement to the terms and conditions of the agreement with the other major airline.

                Under the capacity purchase
agreement, at any airport to which we fly scheduled flights on behalf of Continental, subject to some exceptions, Continental can require us at any time, including upon cessation of the scheduled flights to the airport, to use commercially reasonable efforts to assign any lease for the facilities that is in our name to Continental or its designee (or to sublease the facilities to it or its designee), with no compensation to us.

                Continental is responsible for all
capital and start-up costs at its hub airports and at any other facilities where it elects to provide baggage-handling services to
us. We are generally responsible for any capital and start-up costs associated with any airport terminal facilities at other airports to which we fly and any non-terminal facilities not also regularly used by Continental. In addition, if the capacity purchase agreement is terminated due to our material breach of that agreement, we may be required by Continental to vacate our non-terminal space (including our maintenance and training facilities) that is subleased to us by Continental and used to support the scheduled flights we fly on behalf of Continental, and we may be required by Continental to use commercially reasonable efforts to assign to Continental or its designee any lease in our name for non-terminal space (including our maintenance facilities) used to support the scheduled flights we fly on behalf of Continental (or to sublease the space to it or its designee).

                Purchase Commitments.  As
of December 31, 2003, we had firm commitments to acquire 50 regional jets from Embraer. The estimated aggregate cost of these firm commitments is approximately $1.0 billion. In addition, we are contractually obligated by our Rolls-Royce power-by-the-hour contract to purchase four spare engines for approximately $11.0 million in connection with the firm order jet aircraft. We also have options to purchase an additional 100 Embraer regional jets. We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.
Furthermore, we currently do not have any financing in place for the four spare engines, and would have no obligation to acquire the spare engines if for any reason the firm order aircraft are not delivered to us.

                We also have other contractual
obligations of approximately $1.3 billion under our power-by-the-hour contracts with various service providers. During 2003, we entered into new power-by-the-hour agreements covering various components and systems on our fleet.  We signed a 10-year contract to cover the repair and overhaul of tires, a 10-year contract to cover repair and overhaul of the avionics and engine start control systems and a 12-year contract to cover the repair, overhaul and inventory management of the environmental control system.  We also agreed to a five-year extension of our current power-by-the-hour agreement with Rolls-Royce
Corporation.  We expect to fund these commitments through internally generated funds together with general financings and aircraft financing transactions. However, there can be no assurance that sufficient internal funds or financing will be available for items not covered by firm financing commitments.

                The power-by-the-hour contracts
dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement. Individual contracts are of varying term and payment procedure. The estimated amount of future commitment is based on assumptions related to future level of operations and forecasted payment rates. Our level of operations is determined by Continental, which has exclusive scheduling authority over our fleet under the capacity purchase agreement. The level of operations inherent in the estimate is based on
Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion. Forecasted payment rates are based on actual rates as of December 31, 2003 and increased annually according to the particular inflation index detailed in each individual contract. Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

                General Guarantees and
Indemnifications.   We are party to many contracts, in which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct. We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities. However, we expect that we would be covered by insurance for any such liabilities, subject to deductibles.

                Employees.  Approximately
70% of our employees are covered by collective bargaining agreements, which include pilots, mechanics, dispatchers and flight attendants. The pilot and mechanics contracts became amendable in October 2002 and February 2004, respectively. The contracts for dispatchers and flight attendants will be amendable in July 2004 and December 2004, respectively. Negotiations commenced in 2002 with the Air Line Pilots Association, International, and for the mechanics, who are represented by the International Brotherhood of
Teamsters, in September 2003. We continue to believe that mutually acceptable agreements can be reached with our employees, although the ultimate outcome of the negotiations is unknown at this time.

                Legal Proceedings.
  We are a defendant in various lawsuits and proceedings arising in the ordinary course of our business. While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our financial position, results of operations or cash flows, we do not believe that the ultimate disposition of these proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Note 16 — Related Party Transactions

                The following is a summary of
significant related party transactions that occurred during the three years ended December 31, 2003, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

                Continental controls the scheduling,
ticket prices and seat inventories with respect to our operations. In connection with this activity, Continental performs all sales and ticketing functions for us on Continental ticket stock and receives cash directly from the sale of our tickets.

                Continental purchases or provides
payment of certain items on our behalf, including fuel, certain payroll expenditures (including related benefits) and insurance, and charges us amounts as stipulated in the capacity purchase agreement. Transfers or sales of assets between us and Continental are recorded at net book value, in accordance with the capacity purchase agreement.

                Continental provides various services
to us and charges us amounts at rates in accordance with the capacity purchase and other agreements. The services provided to us by
Continental are as follows:

 ·

Certain customer services such as ground handling. Charges related to these services were approximately $63.3 million,
$52.3 million and $49.2 million for the years ended December 31, 2003, 2002 and 2001.

 ·

 Centralized services and infrastructure costs, such as technology, accounting, legal, treasury, tax, human resources and risk management. Charges related to these services were approximately $14.4 million, $14.3 million and $12.9 million for the years ended December 31, 2003, 2002 and 2001.

                During the fourth quarter of 2003, we
amended our capacity purchase agreement, administrative support and information services provisioning agreement and master facility and ground handling agreement with Continental.  The amendment to the capacity purchase agreement primarily clarified existing language and has no material financial implications.

                The amendment to the administrative
service agreement extended the agreement until March 2004, at which time the agreement will either be extended further or a mutually acceptable transition plan will be implemented.  The master facility and ground handling agreement was amended to clarify how rent expenses will be allocated at the airport locations where we operate.  Under this amendment, all terminal facility rents at the hub airports will now be borne by Continental and we will pay for incremental rent at other Continental
managed locations, unless Continental does not operate any aircraft there.   In these situations, we are responsible for
the rent expense. At our managed locations, rent will be allocated between Continental and us based on the number of
passengers.   Our terminal facility rent was reduced by $4.3 million.  As such rent is a fully-reconciled cost, our net income was reduced by $0.3 million.

                The net advances from Continental
related to intercompany activities described above included accrued interest at 6% per annum through March 31, 2001, when they were converted to a long-term note. For the period from April 2, 2001 through June 30, 2001, the note payable to
Continental accrued interest at a rate of approximately 4.9% and effective July 1, 2001 at a rate fixed for each quarter at the three-month LIBOR on the second business day prior to such quarter plus 1.25% per annum. The weighted average interest rate for the year ended December 31, 2003 and 2002 was 2.5% and 3.1% per annum, respectively. The statements of operations include total interest charges from Continental of $6.7 million for the year ended December 31, 2003 and interest charges net of capitalized interest of  $13.1 million and $23.4 million for the years ended December 31, 2002 and 2001, respectively. Total interest income related to Continental was  $3.6 million and $2.4 million for the years ended December 31,  2002 and 2001, respectively.

Note 17 — Selected Quarterly Financial Data (Unaudited)

                Unaudited summarized financial data
by quarter for 2003 and 2002 is as follows (in millions, except per share data):

 Quarter Ended

 March 31,

 June 30,

 September 30,

 December 31,

 2003

 Operating revenue

 $

 306.6

 $

 320.3

 $

 343.6

 $

 340.9

 Operating income

 43.4

 45.1

 47.0

 46.6

 Non-operating income expense, net

 (1.5

 )

 (1.1

 )

 (1.8

 )

 (2.3

 )

 Net income

 25.6

 26.9

 27.8

 27.9

 Basis Earnings per Share (a)

 0.40

 0.42

 0.48

 0.52

 Diluted Earnings per Share (a)

 $

 0.40

 $

 0.42

 $

 0.48

 $

 0.51

 2002

 Operating revenue

 $

 265.2

 $

 269.7

 $

 270.1

 $

 284.0

 Operating income

 35.5

 36.4

 37.4

 38.5

 Non-operating income expense, net

 (2.9

 )

 (2.5

 )

 (2.0

 )

 (1.8

 )

 Net income

 20.0

 20.5

 21.5

 22.3

 Basic and Diluted Earnings per Share (a)

 $

 0.37

 $

 0.33

 $

 0.34

 $

 0.35

 (a)

The sum of the four quarterly earnings per share amounts does not agree with the earnings per share as calculated for the full year due to the fact that the full year calculation uses a weighted average number of shares based on the sum of the four quarterly weighted average shares divided by four quarters.  In addition, options to purchase 977,000 and 984,500 shares of our common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2003 and 2002.
These options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.  Furthermore, we also excluded approximately 7.5 million shares of potential common stock equivalents related to our senior convertible notes (see “– Note 9”) from the computation of diluted earnings per share for the year ended December 31, 2003 as these shares are not currently convertible in accordance with the terms of the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                There were no
changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of
ExpressJet Holdings, Inc. have concluded that the disclosure controls and procedures are effective.

                (b) Changes in internal
control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

                The information required by
Item 10 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2004 annual meeting of stockholders.

Item 11. Executive Compensation

                The information required by
Item 11 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2004 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder

                Matters

                The information required by
Item 12 is incorporated herein by reference to the information in Item 5 of this Annual Report and as set forth in the definitive proxy statement for our 2004 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

                The information required by
Item 13 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2004 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

                The information required by
Item 14 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2004 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following financial statements are included in Part II, Item 8. “Financial Statements and Supplementary
Data”:

 Report of Independent Auditors

 Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2003

 Consolidated Balance Sheets as of December 31, 2003 and 2002

 Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2003

 Consolidated Statements of Common Stockholders’ Equity for each of the Three Years in the Period Ended December 31,
2003

 Notes to Consolidated Financial Statements

                (b) Financial Statement
Schedules:

 Report of Independent Auditors

 Schedule II — Valuation and Qualifying Accounts

                All other schedules have been omitted
because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

                I. Reports on Form 8-K:

              (i) Report dated October 1, 2003 reporting
Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing September capacity and traffic performance.

               (ii) Report dated October 16, 2003 reporting
Item 9. “Regulation FD Disclosures”. No financial statements were filed with this report, which included information relating to a report on Form 8-K filed by Continental Airlines, Inc. and its financial outlook for the remainder of
2003 and 2004.  The report included information regarding Continental’s estimates of our available seat mile growth and fleet additions.

               (iii) Report dated October 16, 2003 reporting
Item 12. “Results of Operations and Financial Condition”. No financial statements were filed with this report, which included a press release reporting earnings for the quarter ended September 30, 2003, and certain related non-GAAP financial measure reconciliations.

               (iv) Report dated November 3, 2003 reporting
Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing October capacity and traffic performance.

               (v) Report dated November 11, 2003 reporting
Item 5. “Other Events” and Item 9. “Regulation FD Disclosure”. No financial statements were filed with this report, which included a press release relating to a presentation made by certain of our executive officers at a conference regarding our operations and estimated year-end cash balance and including corresponding presentation data and exhibits.

               (vi) Report dated December 1, 2003 reporting
Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing November capacity and traffic performance.

               (vii) Report dated December 10, 2003 reporting Item 9.
“Regulation FD Disclosure”.  No financial Statements were filed with this report, which included information relating to a report on Form 8-K filed by Continental Airlines, Inc. and its financial outlook for the remainder of 2003 and
2004.  The report included information regarding Continental’s estimates of our available seat miles growth.

            (d) Exhibits:

 Exhibit

 Number

 Description

 3.1

 —

 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s
Registration Statement on Form S-1 (Registration No. 333-64808) (the “S-1”).

 3.2

 —

 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the year ended December 31, 2002, File No. 1-31300, the “2002 10-K”).

 4.1

 —

 Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the S-1).

 4.2

 —

 Rights Agreement among the Company, Continental Airlines, Inc. (“Continental”) and Mellon Investor Services LLC, as
Rights Agent, including form of Rights Certificate, dated April 1, 2002 (incorporated by reference to Exhibit 4.2 to the
Company’s report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-31300, the “Q102
10-Q”).

 4.3

 —

 Indenture among the Company, ExpressJet Airlines, Inc. (“Airlines”) and Bank One, N.A., dated August 5, 2003, relating to our 4.25% Convertible Notes due 2023 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated
September 2, 2003, File No. 1-31300).

 4.4

 —

 Form of 4.25% Convertible Note due 2023 (included as exhibit to Exhibit 4.3).

 4.5

 —

 Form of Notation of Guarantee (included as exhibit to Exhibit 4.3).

 4.6

 —

 Registration Rights Agreement among the Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Morgan Stanley
& Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. and UBS Securities LLC, as
initial purchasers, dated August 5, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement
on Form S-3 dated September 25, 2003, Registration No. 333-109108).

 10.1

 —

 Amended and Restated Capacity Purchase Agreement (the “CPA”) among the Company, XJT Holdings, Inc.
(“XJT”), “Airlines” and Continental (incorporated by reference to Exhibit 10.1 to the S-1).
(3)

 10.1

 (a)

 —

 First Amendment to the CPA  dated March 27, 2003 (incorporated by reference to Exhibit 10.1 to the Company report on Form
10-Q for the quarter ended March 31, 2003, the “Q103 10-Q”).

 10.1

 (b)

 —

 Second Amendment to the CPA dated December 9, 2003. (1) (4)

 10.2

 —

 Master Facility and Ground Handling Agreement (the “Facility Agreement”) among the Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.2 to the S-1).

 10.2

 (a)

 —

 First Amendment to the Facility Agreement dated November 1, 2003. (1)

 10.3

 —

 Administrative Support and Information Services Provisioning Agreement (the “Administrative Agreement”) among the
Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.3 to the S-1).

 10.3

 (a)

 —

 First Amendment to the Administrative Agreement dated December 9, 2003. (1)

 10.4

 —

 Form of Initial Public Offering Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to
Exhibit 10.4 to the Q102 10-Q).

 10.5

 —

 Form of Registration Rights Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to
Exhibit 10.5 to the Q102 10-Q).

 10.6

 —

 Form of Employee Benefits Separation Agreement (the “Separation Agreement”) among the Company, XJT, Airlines and
Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Q102 10Q).

 10.6

 (a)

 —

 First Amendment to the Separation Agreement dated March 27, 2003 (incorporated by reference to Exhibit 10.5 to the Q103 10-Q).

 10.6

 (b)

 —

 Second Amendment to the Separation Agreement dated  December 9, 2003. (1)

 10.7

 —

 Amended and Restated Tax Agreement among the Company, Airlines and Continental dated April 17, 2002 (incorporated by reference to
Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-31300.

 10.8

 —

 Promissory Note, amended and restated effective November 5, 2002, made by Airlines in favor of Continental (incorporated by reference to Exhibit 10.20 to the 2002 10-K).

 10.8

 —

 First Amendment to Promissory Note, dated March 27, 2003 (incorporated by reference to Exhibit 10.4 to the Q103 10-Q).

 10.9

 —

 2002 Stock Incentive Plan (“SIP”) (incorporated by reference to Exhibit 10.8 to the Q102 10-Q). (5)

 10.9

 (a)

 —

 Form of Employee Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(a) to the S-1).
(5)

 10.9

 (b)

 —

 Form of Outside Director Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(b) to the S-1). (5)

 10.10

 —

 Management Bonus Plan (incorporated by reference to Exhibit 10.26 to the 2002 10-K). (5)

 10.11

 —

 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.25 to the 2002 10-K). (5)

 10.12

 —

 Employment Agreement between the Company and James B. Ream (incorporated by reference to Exhibit 10.9 to the S-1).
(5)

 10.12

 (a)

 —

 Letter Agreement between the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to
Exhibit 10.9(a) to the Q102 10-Q). (5)

 10.13

 —

 Employment Agreement between the Company and Frederick S. Cromer (incorporated by reference to Exhibit 10.10 to the S-1).
(5)

 10.13

 (a)

 —

 Letter Agreement between the Company, Continental and Mr. Cromer dated April 24, 2002 (incorporated by reference as
Exhibit 10.10(a) to the Q102 10-Q). (5)

 10.14

 —

 Employment Agreement between the Company and Jerry E. Losness (incorporated by reference as Exhibit 10.9 to the S-1).
(5)

 10.14

 (a)

 —

 Letter Agreement among the Company, Continental and Jerry E. Losness, dated April 24, 2002 (incorporated by reference as
Exhibit 10.11(a) to the Q102 10-Q). (5)

 10.15

 —

 Employment Agreement between the Company and Scott R. Peterson, dated October 16, 2003. (1) (5)

 10.16

 —

 Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. (“Embraer”) and Airlines dated
August 5, 1996 relating to the purchase of EMB 145 aircraft (“P.A. 3/96”) (incorporated by reference to Exhibit
10.3 to Amendment No. 1 to Embraer’s Form F-1 Registration Statement (No. 333-12220) (the “Embraer
F-1”)). (3)

 10.16

 (a)

 —

 Amendment No. 1 to P.A. 3/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).

 10.16

 (b)

 —

 Amendment No. 2 to P.A. 3/96 dated May 22, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (c)

 —

 Amendment No. 3 to P.A. 3/96 dated August 20, 1997 (incorporated by reference to Exhibit 10.3 to the
Embraer F-1). (3)

 10.16

 (d)

 —

 Amendment No. 4 to P.A. 3/96 dated October 1, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (e)

 —

 Amendment No. 5 to P.A. 3/96 dated November 12, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.16

 (f)

 —

 Amendment No. 6 to P.A. 3/96 dated August 19, 1998 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (g)

 —

 Amendment No. 7 to P.A. 3/96 dated February 19, 1999 (incorporated by reference to Exhibit 10.3 to the
Embraer F-1). (3)

 10.16

 (h)

 —

 Amendment No. 8 to P.A. 3/96 dated March 31, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (i)

 —

 Amendment No. 9 to P.A. 3/96 dated October 29, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (j)

 —

 Amendment No. 10 to P.A. 3/96 dated October 20, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.16

 (k)

 —

 Amendment No. 11 to P.A. 3/96 dated December 15, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.16

 (l)

 —

 Amendment No. 12 to P.A. 3/96 dated February 18, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.16

 (m)

 —

 Amendment No. 13 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (n)

 —

 Amendment No. 14 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (o)

 —

 Amendment No. 15 to P.A. 3/96 dated July 25, 2000 (incorporated by reference to Exhibit 10.33(o) to
Continental’s report on Form 10-K for the year ended December 31, 2000, File No. 1-10323, the “Continental
2000 10-K”). (3)

 10.16

 (p)

 —

 Amendment No. 16 to P.A. 3/96 dated July 24, 2000 (incorporated by reference to Exhibit 10.33(p) to the Continental
2000 10-K). (3)

 10.16

 (q)

 —

 Amendment No. 17 to P.A. 3/96 dated November 7, 2000 (incorporated by reference to Exhibit 10.33(q) to the
Continental 2000 10-K). (3)

 10.16

 (r)

 —

 Amendment No. 18 to P.A. 3/96 dated November 17, 2000 (incorporated by reference to Exhibit 10.33(r) to the
Continental 2000 10-K). (3)

 10.16

 (s)

 —

 Amendment No. 19 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(s) to
Continental’s report on Form 10-K for the year ended December 31, 2001, File No. 1-10323, the “Continental
2001 10-K”). (3)

 10.16

 (t)

 —

 Amendment No. 20 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(t) to the Continental
2001 10-K). (3)

 10.16

 (u)

 —

 Amendment No. 21 to P.A. 3/96 dated October 10, 2001 (incorporated by reference to Exhibit 10.35(u) to the
Continental 2001 10-K). (3)

 10.16

 (v)

 —

 Amendment No. 22 to P.A. 3/96 dated January 24, 2002 (incorporated by reference to Exhibit 10.35(v) to the
Continental 2001 10-K). (3)

 10.16

 (w)

 —

 Amendment No. 23 to P.A. 3/96 dated February 28, 2002 (incorporated by reference to Exhibit 10.6 to
Continental’s report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-10323, the
“Continental 10-Q”). (3)

 10.16

 (x)

 —

 Amendment No. 24 to P.A. 3/96 dated March 28, 2002 (incorporated by reference to Exhibit 10.7 to the Continental
10-Q). (3)

 10.16

 (y)

 —

 Amendment No. 25 to P.A. 3/96 dated July 9, 2002 (incorporated by reference to Exhibit 10.22 to the
Company’s report on Form 10-Q for the quarter ended September 30, 2002, the “Q302 10-Q”). (3)

 10.16

 (z)

 —

 Amendment No. 26 to P.A. 3/96 dated August 30, 2002 (incorporated by reference to Exhibit 10.23 to the Q302 10-Q).
(3)

 10.16

 (aa)

 —

 Amendment No. 27 to P.A. 3/96 dated December 27, 2002 (incorporated by reference to Exhibit 10.24 to the 2002 10-K).
(3)

 10.16

 (ab)

 —

 Amendment No. 28 to P.A. 3/96 dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Q103 10-Q).
(3)

 10.16

 (ac)

 —

 Amendment No. 29 to P.A. 3/96 dated February 26, 2003 (incorporated by reference to Exhibit 10.3 to the Q103 10-Q).
(3)

 10.17

 —

 Letter Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and Airlines (“L.A. 4/96”)
(incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)

 10.17

 (a)

 —

 Amendment No. 1 to L.A. 4/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.34(a) to the
Continental 2000 10-K).

 10.17

 (b)

 —

 Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated July 24, 2000 between Embraer and Airlines (incorporated by reference to Exhibit 10.34(b) to the Continental 2000 10-K). (3)

 10.17

 (c)

 —

 Amendment No. 3 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated January 24, 2002 between
Embraer and Airlines (incorporated by reference to Exhibit 10.36(c) to the Continental 2001 10-K). (3)

 10.18

 —

 Letter Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental, Airlines and Embraer (“L.A.
4A/96”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)

 10.19

 —

 Letter Agreement DCT 059/2000 dated October 27, 2000 between Airlines and Embraer (incorporated by reference to
Exhibit 10.36 to the Continental 2000 10-K). (3)

 10.20

 —

 Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and Airlines (“P.A. 54/98”)
(incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)

 10.20

 (a)

 —

 Amendment No. 1 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.20

 (b)

 —

 Amendment No. 2 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.20

 (c)

 —

 Amendment No. 3 to P.A. 54/98 dated October 21, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.20

 (d)

 —

 Amendment No. 4 to P.A. 54/98 dated January 31, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.20

 (e)

 —

 Amendment No. 5 to P.A. 54/98 dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.20

 (f)

 —

 Amendment No. 6 to P.A. 54/98 dated April 17, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.20

 (g)

 —

 Amendment No. 7 to P.A. 54/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.37(g) to the Continental
2000 10-K). (3)

 10.20

 (h)

 —

 Amendment No. 8 to P.A. 54/98 dated November 7, 2000 (incorporated by reference to Exhibit 10.37(h) to the
Continental 2000 10-K). (3)

 10.20

 (i)

 —

 Amendment No. 9 to P.A. 54/98 dated September 20, 2000 (incorporated by reference to Exhibit 10.37(i) to the
Continental 2000 10-K). (3)

 10.20

 (j)

 —

 Amendment No. 10 to P.A. 54/98 dated November 17, 2000 (incorporated by reference to Exhibit 10.37(j) to the
Continental 2000 10-K). (3)

 10.20

 (k)

 —

 Amendment No. 11 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(k) to the
Continental 2001 10-K). (3)

 10.20

 (l)

 —

 Amendment No. 12 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(l) to the
Continental 2001 10-K). (3)

 10.20

 (m)

 —

 Amendment No. 13 to P.A. 54/98 dated October 10, 2001 (incorporated by reference to Exhibit 10.39(m) to the
Continental 2001 10-K). (3)

 10.20

 (n)

 —

 Amendment No. 14 to P.A. 54/98 dated January 24, 2002 (incorporated by reference to Exhibit 10.39(n) to the
Continental 2001 10-K). (3)

 10.21

 —

 Letter of Agreement DCT-055/98 dated December 23, 1998 between Airlines and Embraer (“L.A. 55/98”) (incorporated by reference to Exhibit 10.38 to the Continental 2000 10-K). (3)

 10.21

 (a)

 —

 Amendment No. 1 to L.A. 55/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.38(a) to the Continental
2000 10-K). (3)

 10.22

 —

 EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental, Airlines and Embraer (“L.A. 135”)
(incorporated by reference to Exhibit 10.39 to the Continental 2000 10-K). (3)

 10.22

 (a)

 —

 Amendment No. 1 to L.A. 135 (incorporated by reference to Exhibit 10.39(a) to the Continental 2000 10-K).
(3)

 10.22

 (b)

 —

 Amendment No. 2 to L.A. 135 (incorporated by reference to Exhibit 10.39(b) to the Continental 2000 10-K).
(3)

 10.22

 (c)

 —

 Amendment No. 3 to L.A. 135 dated October 27, 2000 (incorporated by reference to Exhibit 10.39(c) to the
Continental 2000 10-K). (3)

 10.23

 —

 Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and Airlines (incorporated by reference to
Exhibit 10.40 to the Continental 2000 10-K). (3)

 10.24

 —

 Form of Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors.
(1)(5)

 Exhibit

 Number

 Description

 21.1

 —

 Subsidiaries of the Company. (1)

 23.1

 —

 Consent of Ernst & Young LLP. (1)

 24.1

 —

 Powers of Attorney. (1)

 31.1

 —

 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (1)

 31.2

 —

 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (1)

 32.1

 —

 Section 1350 Certification by Chief Executive Officer. (2)

 32.2

 —

 Section 1350 Certification by Chief Financial Officer. (2)

 (1)

 Filed herewith

 (2)

 Furnished herewith

 (3)

 The SEC has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.

 (4)

 The Company has applied to the SEC for confidential treatment for portions of this exhibit.

 (5)

 Management contract or compensatory plan or arrangement in which a director or executive officer participates.

REPORT OF INDEPENDENT AUDITORS

                We have audited the consolidated
financial statements of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated January 16, 2004
(included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(b) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

                In our opinion, the financial
statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 ERNST & YOUNG LLP

Houston, Texas

January 16, 2004

EXPRESSJET HOLDINGS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2002 and 2003

(In thousands)

 Allowance for
 Doubtful Receivables

 Deferred Tax
 Asset Valuation
 Allowance (1)

 Allowance for
 Obsolescence

 Balance, December 31, 2000

 $

 30

 $

 12,717

 $

 —

 Additions charged to expense

 114

 4,660

 —

 Deductions from reserve

 (114

 )

 (1,485

 )

 —

 Other

 —

 (2,334

 )

 —

 Balance, December 31, 2001

 30

 13,558

 —

 Additions charged to expense

 105

 4,000

 —

 Deductions from reserve

 (78

 )

 (718

 )

 —

 Other

 —

 120

 384,514

 Balance, December 31, 2002

 57

 16,960

 384,514

 Additions charged to expense

 42

 1,703

 —

 Deductions from reserve (2)

 —

 (12,148

 )

 (16,603

 )

 Other

 —

 392

 52,757

 Balance, December 31, 2003

 $

 99

 $

 6,907

 $

 420,668

 (1)

 The deferred tax asset valuation allowance includes the net tax agreement obligation to Continental.

 (2)

 Deductions from reserve related to the allowance for obsolescence consist of entries made to remove spare parts with zero net book values from our general ledger.

SIGNATURES

                Pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 EXPRESSJET HOLDINGS, INC.
 (Registrant)

  Date:  February 13, 2004

  By:

 /s/ Frederick S.
Cromer

 Frederick S. Cromer
 Vice President and Chief Financial Officer

                Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12,

 2004.

 Signatures

 Capacity

       /s/ JAMES B.
REAM

       James B. Ream

 President, Chief Executive Officer and Director
   (Principal Executive Officer)

       /s/ FREDERICK S.
CROMER
       Frederick S. Cromer

 Vice President and Chief Financial Officer
   (Principal Financial Officer)

       /s/ PHUNG
NGO-BURNS

       Phung Ngo-Burns

 Senior Director and Controller
   (Principal Accounting Officer)

        /s/ GORDON M.
BETHUNE*
        Gordon M. Bethune

 Director

       /s/ JANET M.
CLARKE*

       Janet M. Clarke

 Director

     /s/ KIM A
FADEL*

     Kim A. Fadel

 Director

       /s/ LAWRENCE W.
KELLNER*
       Lawrence W. Kellner

 Director

       /s/ C. D.
MCLEAN*

       C. D. McLean

 Director

       /s/ THOMAS E.
SCHICK*

       Thomas E. Schick

 Director

       /s/ L. E.
SIMMONS*

       L.E. Simmons

 Director

       /s/ RICHARD F.
WALLMAN*
       Richard F. Wallman

 Director

 * By:

 /s/ SCOTT R.
PETERSON

 Scott R. Peterson
 Attorney in Fact
 February 13, 2004

INDEX TO EXHIBITS

OF EXPRESSJET HOLDINGS, INC.

 Exhibit

 Number

 Description

 3.1

 —

 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s
Registration Statement on Form S-1 (Registration No. 333-64808) (the “S-1”).

 3.2

 —

 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the year ended December 31, 2002, File No. 1-31300, the “2002 10-K”).

 4.1

 —

 Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the S-1).

 4.2

 —

 Rights Agreement among the Company, Continental Airlines, Inc. (“Continental”) and Mellon Investor Services LLC, as
Rights Agent, including form of Rights Certificate, dated April 1, 2002 (incorporated by reference to Exhibit 4.2 to the
Company’s report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-31300, the “Q102
10-Q”).

 4.3

 —

 Indenture among the Company, ExpressJet Airlines, Inc. (“Airlines”) and Bank One, N.A., dated August 5, 2003, relating to our 4.25% Convertible Notes due 2023 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated
September 2, 2003, File No. 1-31300).

 4.4

 —

 Form of 4.25% Convertible Note due 2023 (included as exhibit to Exhibit 4.3).

 4.5

 —

 Form of Notation of Guarantee (included as exhibit to Exhibit 4.3).

 4.6

 —

 Registration Rights Agreement among the Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Morgan Stanley
& Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. and UBS Securities LLC, as
initial purchasers, dated August 5, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement
on Form S-3 dated September 25, 2003, Registration No. 333-109108).

 10.1

 —

 Amended and Restated Capacity Purchase Agreement (the “CPA”) among the Company, XJT Holdings, Inc.
(“XJT”), “Airlines” and Continental (incorporated by reference to Exhibit 10.1 to the S-1).
(3)

 10.1

 (a)

 —

 First Amendment to the CPA  dated March 27, 2003 (incorporated by reference to Exhibit 10.1 to the Company report on Form
10-Q for the quarter ended March 31, 2003, the “Q103 10-Q”).

 10.1

 (b)

 —

 Second Amendment to the CPA dated December 9, 2003. (1) (4)

 10.2

 —

 Master Facility and Ground Handling Agreement (the “Facility Agreement”) among the Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.2 to the S-1).

 10.2

 (a)

 —

 First Amendment to the Facility Agreement dated November 1, 2003. (1)

 10.3

 —

 Administrative Support and Information Services Provisioning Agreement (the “Administrative Agreement”) among the
Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.3 to the S-1).

 10.3

 (a)

 —

 First Amendment to the Administrative Agreement dated December 9, 2003. (1)

 10.4

 —

 Form of Initial Public Offering Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to
Exhibit 10.4 to the Q102 10-Q).

 10.5

 —

 Form of Registration Rights Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to
Exhibit 10.5 to the Q102 10-Q).

 10.6

 —

 Form of Employee Benefits Separation Agreement (the “Separation Agreement”) among the Company, XJT, Airlines and
Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Q102 10Q).

 10.6

 (a)

 —

 First Amendment to the Separation Agreement dated March 27, 2003 (incorporated by reference to Exhibit 10.5 to the Q103 10-Q).

 10.6

 (b)

 —

 Second Amendment to the Separation Agreement dated  December 9, 2003. (1)

 10.7

 —

 Amended and Restated Tax Agreement among the Company, Airlines and Continental dated April 17, 2002 (incorporated by reference to
Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-31300.

 10.8

 —

 Promissory Note, amended and restated effective November 5, 2002, made by Airlines in favor of Continental (incorporated by reference to Exhibit 10.20 to the 2002 10-K).

 10.8

 —

 First Amendment to Promissory Note, dated March 27, 2003 (incorporated by reference to Exhibit 10.4 to the Q103 10-Q).

 10.9

 —

 2002 Stock Incentive Plan (“SIP”) (incorporated by reference to Exhibit 10.8 to the Q102 10-Q). (5)

 10.9

 (a)

 —

 Form of Employee Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(a) to the S-1).
(5)

 10.9

 (b)

 —

 Form of Outside Director Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(b) to the S-1). (5)

 10.10

 —

 Management Bonus Plan (incorporated by reference to Exhibit 10.26 to the 2002 10-K). (5)

 10.11

 —

 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.25 to the 2002 10-K). (5)

 10.12

 —

 Employment Agreement between the Company and James B. Ream (incorporated by reference to Exhibit 10.9 to the S-1).
(5)

 10.12

 (a)

 —

 Letter Agreement between the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to
Exhibit 10.9(a) to the Q102 10-Q). (5)

 10.13

 —

 Employment Agreement between the Company and Frederick S. Cromer (incorporated by reference to Exhibit 10.10 to the S-1).
(5)

 10.13

 (a)

 —

 Letter Agreement between the Company, Continental and Mr. Cromer dated April 24, 2002 (incorporated by reference as
Exhibit 10.10(a) to the Q102 10-Q). (5)

 10.14

 —

 Employment Agreement between the Company and Jerry E. Losness (incorporated by reference as Exhibit 10.9 to the S-1).
(5)

 10.14

 (a)

 —

 Letter Agreement among the Company, Continental and Jerry E. Losness, dated April 24, 2002 (incorporated by reference as
Exhibit 10.11(a) to the Q102 10-Q). (5)

 10.15

 —

 Employment Agreement between the Company and Scott R. Peterson, dated October 16, 2003. (1) (5)

 10.16

 —

 Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. (“Embraer”) and Airlines dated
August 5, 1996 relating to the purchase of EMB 145 aircraft (“P.A. 3/96”) (incorporated by reference to Exhibit
10.3 to Amendment No. 1 to Embraer’s Form F-1 Registration Statement (No. 333-12220) (the “Embraer
F-1”)). (3)

 10.16

 (a)

 —

 Amendment No. 1 to P.A. 3/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).

 10.16

 (b)

 —

 Amendment No. 2 to P.A. 3/96 dated May 22, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (c)

 —

 Amendment No. 3 to P.A. 3/96 dated August 20, 1997 (incorporated by reference to Exhibit 10.3 to the
Embraer F-1). (3)

 10.16

 (d)

 —

 Amendment No. 4 to P.A. 3/96 dated October 1, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (e)

 —

 Amendment No. 5 to P.A. 3/96 dated November 12, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.16

 (f)

 —

 Amendment No. 6 to P.A. 3/96 dated August 19, 1998 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (g)

 —

 Amendment No. 7 to P.A. 3/96 dated February 19, 1999 (incorporated by reference to Exhibit 10.3 to the
Embraer F-1). (3)

 10.16

 (h)

 —

 Amendment No. 8 to P.A. 3/96 dated March 31, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (i)

 —

 Amendment No. 9 to P.A. 3/96 dated October 29, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.16

 (j)

 —

 Amendment No. 10 to P.A. 3/96 dated October 20, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.16

 (k)

 —

 Amendment No. 11 to P.A. 3/96 dated December 15, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.16

 (l)

 —

 Amendment No. 12 to P.A. 3/96 dated February 18, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.16

 (m)

 —

 Amendment No. 13 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (n)

 —

 Amendment No. 14 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.16

 (o)

 —

 Amendment No. 15 to P.A. 3/96 dated July 25, 2000 (incorporated by reference to Exhibit 10.33(o) to
Continental’s report on Form 10-K for the year ended December 31, 2000, File No. 1-10323, the “Continental
2000 10-K”). (3)

 10.16

 (p)

 —

 Amendment No. 16 to P.A. 3/96 dated July 24, 2000 (incorporated by reference to Exhibit 10.33(p) to the Continental
2000 10-K). (3)

 10.16

 (q)

 —

 Amendment No. 17 to P.A. 3/96 dated November 7, 2000 (incorporated by reference to Exhibit 10.33(q) to the
Continental 2000 10-K). (3)

 10.16

 (r)

 —

 Amendment No. 18 to P.A. 3/96 dated November 17, 2000 (incorporated by reference to Exhibit 10.33(r) to the
Continental 2000 10-K). (3)

 10.16

 (s)

 —

 Amendment No. 19 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(s) to
Continental’s report on Form 10-K for the year ended December 31, 2001, File No. 1-10323, the “Continental
2001 10-K”). (3)

 10.16

 (t)

 —

 Amendment No. 20 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(t) to the Continental
2001 10-K). (3)

 10.16

 (u)

 —

 Amendment No. 21 to P.A. 3/96 dated October 10, 2001 (incorporated by reference to Exhibit 10.35(u) to the
Continental 2001 10-K). (3)

 10.16

 (v)

 —

 Amendment No. 22 to P.A. 3/96 dated January 24, 2002 (incorporated by reference to Exhibit 10.35(v) to the
Continental 2001 10-K). (3)

 10.16

 (w)

 —

 Amendment No. 23 to P.A. 3/96 dated February 28, 2002 (incorporated by reference to Exhibit 10.6 to
Continental’s report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-10323, the
“Continental 10-Q”). (3)

 10.16

 (x)

 —

 Amendment No. 24 to P.A. 3/96 dated March 28, 2002 (incorporated by reference to Exhibit 10.7 to the Continental
10-Q). (3)

 10.16

 (y)

 —

 Amendment No. 25 to P.A. 3/96 dated July 9, 2002 (incorporated by reference to Exhibit 10.22 to the
Company’s report on Form 10-Q for the quarter ended September 30, 2002, the “Q302 10-Q”). (3)

 10.16

 (z)

 —

 Amendment No. 26 to P.A. 3/96 dated August 30, 2002 (incorporated by reference to Exhibit 10.23 to the Q302 10-Q).
(3)

 10.16

 (aa)

 —

 Amendment No. 27 to P.A. 3/96 dated December 27, 2002 (incorporated by reference to Exhibit 10.24 to the 2002 10-K).
(3)

 10.16

 (ab)

 —

 Amendment No. 28 to P.A. 3/96 dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Q103 10-Q).
(3)

 10.16

 (ac)

 —

 Amendment No. 29 to P.A. 3/96 dated February 26, 2003 (incorporated by reference to Exhibit 10.3 to the Q103 10-Q).
(3)

 10.17

 —

 Letter Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and Airlines (“L.A. 4/96”)
(incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)

 10.17

 (a)

 —

 Amendment No. 1 to L.A. 4/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.34(a) to the
Continental 2000 10-K).

 10.17

 (b)

 —

 Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated July 24, 2000 between Embraer and Airlines (incorporated by reference to Exhibit 10.34(b) to the Continental 2000 10-K). (3)

 10.17

 (c)

 —

 Amendment No. 3 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated January 24, 2002 between
Embraer and Airlines (incorporated by reference to Exhibit 10.36(c) to the Continental 2001 10-K). (3)

 10.18

 —

 Letter Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental, Airlines and Embraer (“L.A.
4A/96”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)

 10.19

 —

 Letter Agreement DCT 059/2000 dated October 27, 2000 between Airlines and Embraer (incorporated by reference to
Exhibit 10.36 to the Continental 2000 10-K). (3)

 10.20

 —

 Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and Airlines (“P.A. 54/98”)
(incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)

 10.20

 (a)

 —

 Amendment No. 1 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.20

 (b)

 —

 Amendment No. 2 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.20

 (c)

 —

 Amendment No. 3 to P.A. 54/98 dated October 21, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.20

 (d)

 —

 Amendment No. 4 to P.A. 54/98 dated January 31, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.20

 (e)

 —

 Amendment No. 5 to P.A. 54/98 dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1). (3)

 10.20

 (f)

 —

 Amendment No. 6 to P.A. 54/98 dated April 17, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
(3)

 10.20

 (g)

 —

 Amendment No. 7 to P.A. 54/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.37(g) to the Continental
2000 10-K). (3)

 10.20

 (h)

 —

 Amendment No. 8 to P.A. 54/98 dated November 7, 2000 (incorporated by reference to Exhibit 10.37(h) to the
Continental 2000 10-K). (3)

 10.20

 (i)

 —

 Amendment No. 9 to P.A. 54/98 dated September 20, 2000 (incorporated by reference to Exhibit 10.37(i) to the
Continental 2000 10-K). (3)

 10.20

 (j)

 —

 Amendment No. 10 to P.A. 54/98 dated November 17, 2000 (incorporated by reference to Exhibit 10.37(j) to the
Continental 2000 10-K). (3)

 10.20

 (k)

 —

 Amendment No. 11 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(k) to the
Continental 2001 10-K). (3)

 10.20

 (l)

 —

 Amendment No. 12 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(l) to the
Continental 2001 10-K). (3)

 10.20

 (m)

 —

 Amendment No. 13 to P.A. 54/98 dated October 10, 2001 (incorporated by reference to Exhibit 10.39(m) to the
Continental 2001 10-K). (3)

 10.20

 (n)

 —

 Amendment No. 14 to P.A. 54/98 dated January 24, 2002 (incorporated by reference to Exhibit 10.39(n) to the
Continental 2001 10-K). (3)

 10.21

 —

 Letter of Agreement DCT-055/98 dated December 23, 1998 between Airlines and Embraer (“L.A. 55/98”) (incorporated by reference to Exhibit 10.38 to the Continental 2000 10-K). (3)

 10.21

 (a)

 —

 Amendment No. 1 to L.A. 55/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.38(a) to the Continental
2000 10-K). (3)

 10.22

 —

 EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental, Airlines and Embraer (“L.A. 135”)
(incorporated by reference to Exhibit 10.39 to the Continental 2000 10-K). (3)

 10.22

 (a)

 —

 Amendment No. 1 to L.A. 135 (incorporated by reference to Exhibit 10.39(a) to the Continental 2000 10-K).
(3)

 10.22

 (b)

 —

 Amendment No. 2 to L.A. 135 (incorporated by reference to Exhibit 10.39(b) to the Continental 2000 10-K).
(3)

 10.22

 (c)

 —

 Amendment No. 3 to L.A. 135 dated October 27, 2000 (incorporated by reference to Exhibit 10.39(c) to the
Continental 2000 10-K). (3)

 10.23

 —

 Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and Airlines (incorporated by reference to
Exhibit 10.40 to the Continental 2000 10-K). (3)

 10.24

 —

 Form of Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors.
(1)(5)

 Exhibit

 Number

 Description

 21.1

 —

 Subsidiaries of the Company. (1)

 23.1

 —

 Consent of Ernst & Young LLP. (1)

 24.1

 —

 Powers of Attorney. (1)

 31.1

 —

 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (1)

 31.2

 —

 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (1)

 32.1

 —

 Section 1350 Certification by Chief Executive Officer. (2)

 32.2

 —

 Section 1350 Certification by Chief Financial Officer. (2)

 (1)

 Filed herewith

 (2)

 Furnished herewith

 (3)

 The SEC has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.

 (4)

 The Company has applied to the SEC for confidential treatment for portions of this exhibit.

 (5)

 Management contract or compensatory plan or arrangement in which a director or executive officer participates.