Form 10-Q
period 2004-03-31
EXPRESSJET HOLDINGS INC
filed 2004-04-16
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
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

Yes	X	No

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

As of April 14, 2004, 54,201,543 shares of common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,

	2004	2003

Operating Revenue................................................	$364,034	$306,562

Operating Expenses:
Wages, salaries and related costs.....................	79,189	66,492
Aircraft rentals.................................................	67,611	57,449
Aircraft fuel and related taxes............................	43,152	32,798
Maintenance, materials and repairs...................	38,052	29,912
Other rentals and landing fees...........................	20,491	23,534
Ground handling...............................................	24,515	20,206
Outside services..............................................	10,039	9,499
Depreciation and amortization...........................	5,762	4,795
Aircraft related and other insurance....................	2,429	1,014
Other operating expenses.................................	24,171	17,501

	315,411	263,200

Operating Income..................................................	48,623	43,362

Nonoperating Income (Expense):
Interest expense..............................................	(3,036)	(2,220)
Interest income................................................	643	459
Capitalized interest..........................................	119	245
Other, net........................................................	123	(1)

	(2,151)	(1,517)

Income before Income Taxes and Dividends.............	46,472	41,845
Income Tax Expense.............................................	17,752	16,093

Income before Dividends........................................	28,720	25,752

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary...................................................	—	(175)

Net Income Applicable to Common Stockholders.....	$28,720	$25,577

Basic Earnings per Common Share........................	$0.53	$0.40

Diluted Earnings per Common Share......................	$0.53	$0.40

Shares Used in Computing Basic Earnings per Common Share................................................	54,197	64,000
Shares Used in Computing Diluted Earnings per Common Share................................................	54,245	64,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31,	December 31,
	2004	2003

	(Unaudited)
Current Assets:
Cash and cash equivalents.........................	$217,252	$189,892
Restricted cash.........................................	3,200	3,200
Accounts receivable, net............................	4,295	4,510
Spare parts and supplies, net.....................	26,453	25,538
Prepayments and other..............................	10,455	10,400

Total Current Assets...............................	261,655	233,540

Property and Equipment:
Owned property and equipment:
Flight equipment.....................................	194,364	193,523
Other.....................................................	104,078	101,828

	298,442	295,351
Less: Accumulated depreciation.............	(63,235)	(59,001)

	235,207	236,350

Capital Leases:
Flight equipment.....................................	10,643	10,643
Other.....................................................	4,375	4,375

	15,018	15,018
Less: Accumulated amortization.............	(4,480)	(4,216)

	10,538	10,802

Total Property and Equipment..................	245,745	247,152

Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net.............	12,789	12,789
Airport Operating Rights, net...........................	4,380	4,443
Note Receivable.............................................	5,000	5,000
Debt Issuance Cost, net	4,050	4,159
Other Assets, net...........................................	2,887	3,088

Total Assets..........................................	$536,506	$510,171

(continued on next page)

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	March 31,	December 31,
STOCKHOLDERS' EQUITY (DEFICIT)	2004	2003

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt .........................	$865	$865
Current maturities of note payable to Continental Airlines, Inc. ......................................	94,289	67,112
Current maturities of capital lease obligations............	1,445	1,795
Accounts payable...................................................	2,393	4,678
Accrued payroll and related costs............................	51,638	40,128
Amounts due to Continental Airlines, Inc., net...........	6,976	5,588
Deferred income taxes............................................	12,234	30,433
Accrued other liabilities...........................................	48,966	68,213

Total Current Liabilities.........................................	218,806	218,812

Long-term Debt ...........................................................	20,999	21,164

Note Payable to Continental Airlines, Inc.......................	98,883	126,060

4.25% Senior Convertible Notes due 2023......................	137,200	137,200

Capital Lease Obligations.............................................	2,382	2,599

Deferred Income Taxes.................................................	24,595	1,777

Other Long-term Liabilities............................................	14,740	12,846

Stockholders’ Equity (Deficit):
Preferred stock - $.01 par, 10,000,000 shares authorized, one share issued and outstanding........	—	—
Common stock - $.01 par, 200,000,000 shares authorized, 54,201,543 and 54,164,875 shares issued and outstanding........................................	542	542
Additional paid-in capital..........................................	160,309	159,841
Accumulated deficit................................................	(141,950)	(170,670)

Total Stockholders’ Equity (Deficit)........................	18,901	(10,287)

Total Liabilities and Stockholders’ Equity (Deficit)............................................................	$536,506	$510,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.  AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2004	2003

Net Cash Flows from Operating Activities....................................	$31,910	$63,603

Cash Flows from Investing Activities:
Capital expenditures............................................................	(4,503)	(13,754)
Proceeds from the transfer of flight equipment to Continental Airlines, Inc.....................................................	27	326
Proceeds from disposition of equipment.................................	190	17

Net cash used in investing activities...................................	(4,286)	(13,411)

Cash Flows from Financing Activities:
Payments on note payable to Continental Airlines, Inc............	—	(26,000)
Payments on long-term debt and capital lease obligations.......	(732)	(529)
Proceeds from issuance of common stock related to 2003 Employee Stock Purchase Plan.................................	468	—
Dividends paid on mandatorily redeemable preferred stock...............................................................................	—	(175)

Net cash used in financing activities...................................	(264)	(26,704)

Net Increase in Cash and Cash Equivalents................................	27,360	23,488

Cash and Cash Equivalents – Beginning of Period.......................	189,892	120,930

Cash and Cash Equivalents – End of Period................................	$217,252	$144,418

Supplemental Cash Flow Information:
Interest paid........................................................................	$4,513	$2,220
Income taxes paid...............................................................	$21,688	$29

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            We are a regional U.S. air carrier engaged in the business of transporting passengers, cargo and mail.  Our principal asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as Continental Express (together, "ExpressJet", "we", "us" and "our").  We are economically dependent upon Continental Airlines, Inc. (“Continental”) for our operations and cash flows as all of our flying is currently performed on behalf of Continental pursuant to a capacity purchase agreement, and substantially all of our revenue is received under this agreement.  In addition, this capacity purchase agreement covers all of our existing fleet and our regional jets currently subject to firm aircraft orders.

            We have prepared the unaudited quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission.  Some required information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations.  In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position, the results of our operations and our cash flows for the periods indicated.  These adjustments are of a normal, recurring nature.  All intercompany transactions have been eliminated in consolidation.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2003.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

            Certain reclassifications have been made in the prior period’s financial statements to conform to the current year presentation.

Note 1 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

(In thousands)	2004	2003

Numerator for basic earnings per share – net income......................	$28,720	$25,577

Denominator for basic earnings per share – weighted average shares....................................................................................	54,197	64,000
Employee stock options...............................................................	48	—

Denominator for diluted earnings per share – adjusted and assumed conversions.............................................................................	54,245	64,000

            Options to purchase 997,000 and 989,000 shares of our common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively.  These options' exercise prices were greater than the average market price of the common shares for the respective periods.  We also excluded approximately 7.5 million shares of potential common stock equivalents related to our senior convertible notes from our computation of diluted earnings per share for the three months ended March 31, 2004, as these shares are not currently convertible under the terms of the notes.

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

           The following table illustrates the effect on net income and earnings per share assuming the compensation costs for our stock option and purchase plans had been determined using the fair value method at the grant dates, amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standard No. 123 – “Accounting for Stock-Based Compensation” for the three months ended March 31, 2004 and 2003 (in thousands, except for per share data):

	Three Months Ended March 31,

	2004	2003

Net income as reported................................................	$28,720	$25,577
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net...................................................	(612)	(558)

Pro forma....................................................................	$28,108	$25,019

Basic earnings per share
As reported ...........................................................	$0.53	$0.40
Pro forma...............................................................	$0.52	$0.39
Diluted earnings per share
As reported ...........................................................	$0.53	$0.40
Pro forma...............................................................	$0.52	$0.39

            The pro forma effect on net income per share is not representative of the pro forma effects in future periods.

            On May 7, 2003, our stockholders approved the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan (“ESPP”), which authorized the sale of up to one million shares of our common stock in accordance with the ESPP.  Under the plan, all of our employees are eligible to purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of the semi-annual purchase period.  Our first purchase period began on July 1, 2003.  Employees may sell shares obtained under the ESPP six months after the end of the plan period in which the shares were purchased.  In January 2004, 36,668 authorized shares of our common stock were issued to our employees pursuant to the ESPP at $12.75 per share.

Note 3 – Note Payable to Continental Airlines, Inc.

            As of March 31, 2004, our note payable to Continental, including current maturities, was $193.2 million.  Our note payable to Continental accrues interest based on the three-month LIBOR plus 1.25% per annum, subject to a cap of 5.4% in 2003 and 6.7% in 2004.  There is no interest rate cap after 2004.  The quarterly payment on our note payable to Continental for principal and interest is $27.9 million, to be paid through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full.  During 2003, we made discretionary principal prepayments of $83.3 million.  For the three months ended March 31, 2004, no discretionary prepayments were made. Our quarterly payment on March 31, 2004, net of prepayments made in prior periods, was $1.2 million, and related purely to interest.  Our note payable to Continental is an unsecured general obligation and is subordinated in right of payment to all of our future senior indebtedness.

Note 4 – Income Taxes

            At December 31, 2003, we had federal net operating loss carryforwards of approximately $60.7 million, which expire between 2004 and 2020.

            In conjunction with our initial public offering (“IPO”) in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017. In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we will be required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks. We will be required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third. However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date. Since these future payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the IPO, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  The net payments we made to Continental during the three months ended March 31, 2004 under the tax agreement were approximately $13.1 million.  There were no net payments to Continental under the tax agreement during the three months ended March 31, 2003.

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

            We believe that our IPO created a change in ownership limitation on the utilization of our federal carryforward tax attributes, primarily net operating losses.  This limitation, under Section 382 of the Internal Revenue Code, will limit our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  This limitation did not have any impact on our financial condition for the three months ended March 31, 2004 or 2003.

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

Note 5 – Commitments and Contingencies

Purchase Commitments

            As shown in the following table, our aircraft fleet consisted of 229 regional jets at March 31, 2004.  Our aircraft purchase orders and options as of March 31, 2004 are also shown below.

Type	Total Aircraft	Leased	Firm Orders	Options	Seats in Standard Configuration

Regional Jets:
ERJ-145XR.............	59	59	45	100	50
ERJ-145.................	140	140	—	—	50
ERJ-135.................	30	30	—	—	37

Total....................	229	229	45	100

            We anticipate taking delivery of 21 Empresa Brasileira de Aeronautica S.A. (“Embraer”) regional jet aircraft in 2004 (five of which were delivered during the three months ended March 31, 2004) and the remainder of our 45 firm orders through the second quarter of 2006.

            As of March 31, 2004, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $0.9 billion, which relates to delivery of aircraft through 2006.  In addition, we expect to purchase up to four spare engines for approximately $11.0 million related to the 45 remaining aircraft on firm order.  These spare engines are deliverable through December 2005.  We also have options to purchase an additional 100 Embraer regional jets.  During the first quarter of 2004, we amended the exercise period of these option aircraft from 2005 through 2008 to 2006 through 2009.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  Furthermore, we currently do not have any financing in place for the four spare engines and would have no obligation to acquire the spare engines if for any reason the firm order aircraft were not delivered to us.

General Guarantees and Indemnifications

            During the three months ended March 31, 2004, we recorded $2.0 million in other operating expenses relating to a claim by Continental for indemnification under our capacity purchase agreement.  The claim relates to the post-retirement storage of certain turboprop aircraft engines.  We believe that our current estimate will be sufficient to resolve Continental’s claim.

            Additionally, we are party to many contracts, in which it is common for us toagree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect that we would be covered by insurance for a material portion of these liabilities, subject to deductibles, policy terms and conditions.

Note 6 – Stockholders’ Equity (Deficit)

            During 2003, the proceeds, net of initial purchasers’ fees, from our senior convertible notes offering of $133.8 million were used to repurchase 9,835,125 shares of our common stock owned by Continental.  The common stock repurchased was recorded as a reduction to the par value of the shares being retired, and retained earnings were reduced by the difference between the cost of the shares and their par value.  As a result of this retirement of our common stock, we recorded a $133.8 million reduction to our retained earnings and our common stock outstanding was reduced from 64,000,000 shares to 54,164,875 shares as of December 31, 2003. As of March 31, 2004, we have 54,201,543 shares of common stock outstanding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion contains forward-looking statements. Statements including words such as “believes”, “intends”, “plans”, “anticipates”, “estimates”, “projects”, “expects” or similar expressions represent forward-looking statements that are based on management’s expectations in light of facts known by management on the date this report was filed with the SEC. Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements. These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to: our dependence on our capacity purchase agreement with Continental; our dependence on Continental’s financial and operational strength; our high leverage; labor costs and relations, including the results of union contract negotiations; flight disruptions as a result of operational matters; our ability to implement our growth strategy; certain tax matters; the costs and other effects of enhanced security measures and other possible Federal Aviation Administration (“FAA”) requirements; competition and industry conditions; and the seasonal nature of the airline business. For further discussions of these risks, please see the “Risk Factors” section in our annual report on Form 10-K for the year ended December 31, 2003. The statements in this report are made as of April 16, 2004, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report. We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

Current

            During the three months ended March 31, 2004, we accepted five new ERJ-145XR aircraft.  These 50-seat regional jets are capable of flights of 1,500 miles.  With these deliveries, our current fleet consists of 59 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  Our regional jets’ operational capabilities have continued to allow Continental to extend services from its major hubs to more distant and smaller communities, thus contributing to its and our growth options.  Our block hours increased 31.0% during the three months ended March 31, 2004, as compared to the same period in 2003.

            As of March 31, 2004, we had $220.5 million in cash, including $3.2 million in restricted cash, and our cash flows from operations were sufficient to cover our capital resource and liquidity requirements.  See discussion below in “— Liquidity and Capital Commitments”.

            We have extended our administrative services agreement with Continental until May 2004, at which time the agreement will either be extended further or a mutually acceptable transition plan will be implemented.  As expenses related to our administrative service agreement are fully-reconciled costs, any change in such expenses will affect our pre-tax income relating to such expenses by approximately 10%.

            As of March 31, 2004, Continental owned 30.9% of our outstanding common stock and the sole outstanding share of our special voting preferred stock. Pursuant to its rights, Continental has elected three directors to our board of directors, and thus can influence many of our corporate decisions.

Outlook

            We are dependent on Continental’s financial and operational strength, as we currently receive substantially all of our revenue from Continental under our capacity purchase agreement.  Although the domestic economy is showing signs of recovery, the financial outlook for the U.S. airline industry has taken a turn for the worse this year due to continuously high fuel prices and fierce competition from low-cost carriers.  In addition, increases in unrest in Iraq and other hostilities involving the U.S. and lower profitability from business traffic continue to weaken the industry.  All these factors could cause Continental to further downsize its operations and further reduce expenses, including its level of commitment or utilization of our aircraft under the capacity purchase agreement.  Currently, Continental can provide, at any time, 12-months notice of its intention to reduce the number of our regional jets covered by the agreement.  Under this provision, Continental is entitled to decline capacity with respect to any regional jets subject to our firm orders that Embraer has not yet delivered to us and up to 25%, over any rolling three-year period, of our regional jets that have been delivered under an agreed methodology.  If Continental reduced its commitment and its utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  While we have no reason to believe that Continental will reduce its commitment or capacity under the capacity purchase agreement, there can be no assurance that such circumstances will not occur in the future.

            Additionally, although a significant portion of our costs, including those relating to fuel, aircraft rent, majority of our regional jet engine maintenance, passenger related facility rent, administrative fees from Continental and ground handling expenses, are reimbursed by Continental at actual cost plus a 10% margin under the capacity purchase agreement, certain other costs such as labor and related fringe benefit costs, other maintenance and general and administrative costs provide risk exposure to us.  We are currently engaged in labor negotiations with our pilots, mechanics and dispatchers and cannot, at this time, predict the outcome of these negotiations.

            During the second half of 2004, we will begin to renegotiate with Continental our fixed rates under the capacity purchase agreement, which will become effective on January 1, 2005.   We currently anticipate that our contract rate resetting process will be uneventful; however, if Continental and we cannot reach an agreement on the new rates, any disagreement will be submitted to a third party for arbitration.

            For more detailed discussion of the above factors, please see the “Overview” section of “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2003 Form 10-K.

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2004 as compared to the corresponding period ended March 31, 2003.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

            The following table sets forth information regarding our operating expense components.  Individual operating expense components are expressed as a percentage of our total operating revenues and as cents per available seat mile (“ASM”).

	Three Months Ended March 31,

	2004			2003

	Amount	Percent of Revenue	Cents per ASM	Amount	Percent of Revenue	Cents per ASM

	(In thousands)			(In thousands)

Wages, salaries and related costs..................	$79,189	21.8%	3.30	$66,492	21.7%	3.76
Aircraft rentals...............	67,611	18.6%	2.82	57,449	18.7%	3.25
Aircraft fuel and related taxes............................	43,152	11.8%	1.80	32,798	10.7%	1.86
Maintenance, materials and repairs....................	38,052	10.5%	1.59	29,912	9.8%	1.69
Other rentals and landing fee................................	20,491	5.6%	0.85	23,534	7.7%	1.33
Ground handling.............	24,515	6.7%	1.02	20,206	6.6%	1.14
Outside services............	10,039	2.8%	0.42	9,499	3.1%	0.54
Depreciation and amortization...................	5,762	1.6%	0.24	4,795	1.6%	0.27
Aircraft related and other insurance......................	2,429	0.7%	0.10	1,014	0.3%	0.06
Other operating expenses....................................	24,171	6.5%	1.00	17,501	5.7%	0.99

	$315,411	86.6%	13.14	$263,200	85.9%	14.89

            Although most of the individual expense components have increased during the three months ended March 31, 2004, as compared to the same period in 2003, the table above demonstrates increased efficiencies in our operations based on cents per ASM.  We have grown by 35.8%, as measured by ASMs, while our costs have not increased ratably as we continue to provide Continental cost-effective services and to remain competitive compared to other regional air carriers.

General

            We currently receive nearly all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us per scheduled block hour together with certain incentive payments and reimbursements.  Our 13.4% operating margin during the first quarter included the benefits of productivity savings related to labor and $3.5 million in performance incentive payments derived from the capacity purchase agreement.  The performance incentive payments were made to us primarily due to our high controllable completion factor (excluding weather and air traffic control cancellations) of 99.8% for the first quarter 2004 as compared to our historical benchmark controllable completion factor of 98.6%.

            Under the capacity purchase agreement, a substantial portion of our costs are reconciled for differences between our actual costs and the estimated costs included in our billable block hour rates to allow us to operate within a defined operating margin range of 8.5% to 11.5%.  During the first quarter, our actual costs were lower than the estimates used in the block hour rates; thus, our operating margin under the capacity purchase agreement before reconciliation payments exceeded 11.5%.  The favorable results were primarily due to savings in maintenance, material and repairs, passenger servicing costs and other operating expenses.  Consequently, during the three months ended March 31, 2004 and 2003 we made reconciliation payments to Continental totaling $12.2 million and $4.6 million, respectively.

Operating Expenses

            As we have grown, so has our work force.  This, combined with higher wage rates under some of our collective bargaining agreements, increased our wages, salaries and related costs by $8.4 million during the three months ended March 31, 2004 as compared to the same period in 2003.  In addition, we incurred approximately $4.2 million higher employee benefit costs during the first quarter of 2004 as compared to the same period in 2003 primarily due to rising healthcare costs.

            We are currently engaged in labor negotiations with the following workgroups:

·	our pilots, who are represented by the Air Line Pilots Association, International, in connection with a collective bargaining agreement that became amendable in October 2002;
·	our mechanics, who are represented by the International Brotherhood of Teamsters, in connection with a collective bargaining agreement that became amendable in February 2004; and
·

our dispatchers, who are represented by the Transport Workers Union of America, in connection with a collective bargaining agreement that will become amendable in July 2004.  Negotiations relating to this agreement began in April 2004.

            As the contracts become amendable, we accrue for any expected increase in cost related to these contracts; however, the actual outcome could differ from these estimates.

            The increase in aircraft fuel expense and related taxes during the three months ended March 31, 2004 as compared to the same period in 2003was due to a 31.5% increase in fuel consumption as a result of higher block hours flown.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price and fuel tax equal to the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.  Our caps on fuel and fuel tax are 66.0 cents and 5.2 cents per gallon, respectively, for both 2004 and 2003.  Until the termination of the fuel purchase agreement, our future fuel expense related to all aircraft covered under the capacity purchase agreement will be the lower of the actual cost of fuel and fuel tax or 71.2 cents per gallon.

            Approximately $7.1 million increase in maintenance, materials and repairs during the three months ended March 31, 2004, as compared to the same period in 2003, was due to a 31.3% increase in flight hours and a 10.3% increase in rate per flight hour related to our power-by-the-hour contracts.  The rate per flight hour increase is mainly attributed to a higher number of power-by-the-hour contracts in place as of March 31, 2004, as compared to March 31, 2003.  The remaining change in maintenance, materials and repairs was due to an increase in general maintenance expense to support the continuing growth of our fleet.

            The decrease in other rentals and landing fees during the three months ended March 31, 2004 as compared to the same period in 2003 was primarily due to a $6.4 million decrease in our terminal facility rents as a result of the amendment to our master facility and ground handling agreement in November 2003.  See “Item 1.  Business. Capacity Purchase and Other Agreements with Continental” in our 2003 10-K for a more detailed discussion of the impact of this amendment.  The decrease was partially offset by a $2.7 million increase in landing fees as a result of a 20.3% increase in landing weights and a 6.0% increase in rates per landing weight at various airport facilities.

            The increase in other operating expenses is primarily due toa $2.0 million expense relating to a claim by Continental for indemnification under our capacity purchase agreement.  See “— General Guarantees and Indemnifications” below.

Nonoperating Expenses

            Our interest expense is primarily related to our loan agreement with Export Development Canada (“EDC”), our Series A Preferred Stock, our note payable to Continental and our 4.25% senior convertible notes.  The increase in interest expense during the three months ended March 31, 2004 as compared to the same period in 2003 was primarily due to our interest expense related to our senior convertible notes of $1.5 million.  This increase was partially offset by a decrease in interest expense related to our note payable to Continental as the balance decreased from $325.5 million at the beginning of the first quarter in 2003 to $193.2 million at the beginning of first quarter in 2004.

Certain Statistical Information

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2004	2003

Revenue passenger miles (millions) (1).................................	1,542	1,078	43.0%
Available seat miles (millions) (2).........................................	2,400	1,767	35.8%
Passenger load factor (3)....................................................	64.3%	61.0%	3.3	pts
Block hours (thousands) (4)................................................	169	129	31.0%
Departures.......................................................................	95,301	79,648	19.7%
Operating cost per available seat mile (cents)......................	13.14	14.89	(11.8%)
Operating cost per block hour (dollars)................................	1,865	2,043	(8.7%)
Average fuel cost per available seat mile (cents) (5)	1.80	1.86	(3.2%)
Average price per gallon of fuel (cents) (5) ............................	71.20	71.20	—
Fuel gallons consumed (millions)........................................	60.6	46.1	31.5%
Average length of aircraft flight (miles).................................	516	458	12.7%
Actual aircraft in fleet at end of period.................................	229	200	14.5%
Average daily utilization of each aircraft (6)...........................	8 hrs 14 min	7 hr 23 min	11.5%
Controllable completion factor (7).........................................	99.8%	99.8%	—
Completion factor..............................................................	98.6%	97.4%	1.2	pts

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)

Fuel cost used in the calculations includes cost of fuel and related fuel tax.  We incur fuel expense and fuel tax equal to the lower of the actual cost or an agreed-upon cap of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.

(6)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated (from gate departure to gate arrival).
(7)	Controllable completion factor is the actual number of completed flights, excluding flights cancelled due to weather and air traffic control, divided by the number of scheduled flights.

Future Costs

            We remain committed to controlling our costs through continually identifying and executing cost saving initiatives; however, we believe that our costs may still be adversely affected in the future by:

·

changes in wages, salaries and related fringe benefit costs.  We are currently engaged in labor negotiations with our pilots, mechanics and dispatchers.  Our collective bargaining agreements with our flight attendants will also be amendable in December 2004.  At this time we cannot predict the outcome of these negotiations.  Additionally, we believe that our fringe benefit costs may change due to rising health care costs;

·	changes in the costs of materials and outside services;
·	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
·	any material changes in the underlying assumptions related to the cost of providing services to Continental under the capacity purchase agreement; and
·

higher aircraft ownership costs as new aircraft are delivered, to the extent these aircraft are not covered by the capacity purchase agreement, or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements.

LIQUIDITY AND CAPITAL COMMITMENTS

Sources and Uses of Cash

            Our primary source of liquidity is cash flow provided from our operations.  For the three months ended March 31, 2004, our operations provided $31.9 million in cash flow.  This compares with $63.6 million for the same period in 2003.  As of March 31, 2004, we also have $3.2 million of restricted cash, which is used as collateral for our workers’ compensation coverage.  Although our operations, as measured by available seat miles (ASM), have grown over 35.8%, our costs have not increased ratably as a result of our continuing efforts to reduce costs and to operate as efficiently as possible.  We endeavor to provide cost-effective services to Continental and to remain competitive compared to other regional air carriers.  However, we cannot ensure that our future costs will not increase significantly due to factors beyond our control.

            During the three months ended March 31, 2004, we spent $4.5 million on flight and ground equipment.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to software application and automation projects, facility improvements, maintenance and ground equipment) to be approximately $35.7 million, in order to support our planned fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

            We expect to fund our future capital commitments through internally generated funds together with general financings and aircraft financing transactions.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

Purchase Commitments

            As of March 31, 2004, we had firm commitments to acquire 45 Embraer regional jets.  The estimated aggregate cost of these firm commitments is approximately $0.9 billion.  In addition, we expect to purchase up to four spare engines for approximately $11.0 million related to the remaining aircraft on firm order.  These spare engines are deliverable through December 2005.  We currently do not have any financing in place for these spare engines.  We also have options to purchase an additional 100 Embraer regional jets.  During the first quarter of 2004, we amended the exercise period of these option aircraft from 2005 through 2008 to 2006 through 2009.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  Furthermore, we currently do not have any financing in place for the four spare engines and would have no obligation to acquire the spare engines if for any reason the firm order aircraft were not delivered to us.

Aircraft Leases

            We have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2020.  As of March 31, 2004, our expected total minimum annual rental payments for 2004 under current and future non-cancelable aircraft operating leases are approximately $281.1 million.  A substantial portion of our aircraft is leased directly by Continental from third parties, and is in turn subleased to us.  Any default by Continental under the current lease arrangements may adversely affect our access to our current and future aircraft through Embraer.

General Guarantees and Indemnifications

            During the three months ended March 31, 2004, we recorded $2.0 million in other operating expenses relating to a claim by Continental for indemnification under our capacity purchase agreement.  The claim relates to the post-retirement storage of certain turboprop aircraft engines.  We believe that our current estimate will be sufficient to resolve Continental’s claim.

            Additionally, we are party to many contracts, in which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect that we would be covered by insurance for a material portion of these liabilities, subject to deductibles, policy terms and conditions.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

            We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.  See the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2003 for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Effective January 1, 2001, we entered into the capacity purchase agreement, which expires December 31, 2010 (subject to extensions by Continental through 2030 and its right to terminate the agreement without cause after January 1, 2007 upon 12 months’ notice or for cause at any time), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur fuel expense and fuel tax equal to the lower of the actual cost or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  For the three months ended March 31, 2004 and 2003, our cost of fuel was 71.2 cents per gallon, including fuel tax.  Under the capacity purchase agreement, we recover our fuel expense from Continental plus a 10% margin.

Interest Rates

            As of March 31, 2004, we had firm commitments to acquire 45 Embraer regional jets, which we expect to lease from Continental.  Changes in interest rates may impact the actual cost to us for the related leasing transactions in the future.  However, under our capacity purchase agreement, our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential interest rate exposure with respect to our loan agreement with EDC, which bears interest at the six-month LIBOR plus 1.75% per annum, and our note payable to Continental, which bears interest at the three-month LIBOR plus 1.25% per annum capped at 5.4% in 2003 and 6.7% in 2004.  Beyond 2004, there is no cap on the interest rate.  The interest rates applicable to these variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates up to the capped rate or by one percentage point for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.5 million and $0.8 million in interest expense for the three months ended March 31, 2004 and 2003.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

            As of March 31, 2004, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $131.4 million based upon quoted market prices.  The impact of market risk is estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates.  Based on this hypothetical assumption, the fair value of our fixed-rate debt would have been approximately $134.4 million as of March 31, 2004.

            If the average short-term interest rates for the quarter ended March 31, 2005 decreased by 100 basis points over the average rates for the quarter ended March 31, 2004, our projected interest income from cash, cash equivalents and short-term investments would decrease by approximately $0.6 million during the quarter ended March 31, 2005, compared to an estimated $0.5 million decrease during the quarter ended March 31, 2004 measured at March 31, 2003.

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

                   None.

Item 2.        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

                   None.

Item 3.        Defaults Upon Senior Securities.

                   None.

Item 4.        Submission of Matters to a Vote of Security Holders.

                    None.

Item 5.        Other Information.

                   None.

Item 6.        Exhibits and Reports on Form 8-K.

Exhibits
10.1	Amendment No. 4 to Letter of Agreement No. GPJ-004/96 between Empresa Brasileira de Aeronautica S.A. and ExpressJet Airlines, Inc. dated as of January 12, 2004. (1) (2)
10.2	Amendment No. 30 to Purchase Agreement No. GPJ-003/96 (“P.A. 3/96”) between Empresa Brasileira de Aeronautica S.A. and ExpressJet Airlines, Inc. dated as of January 12, 2004. (1) (2)
10.3	Amendment No. 31 to P.A. 3/96 dated as of March 16, 2004. (1) (2)
10.4	Second Amendment to the Administrative Support and Information Services Provisioning Agreement among the Company, Continental and ExpressJet Airlines, Inc. dated March 5, 2004. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certificationby Chief Executive Officer. (2)
31.2	Rule 13a-14(a)/ 15d-14(a) Certification by Chief Financial Officer. (2)
32.1	Section 1350 Certificationby Chief Executive Officer. (3)
32.2	Section 1350 Certificationby Chief Financial Officer. (3)

(1) The Company has applied to the SEC for confidential treatment for portions of this exhibit.
(2) Filed herewith.
(3) Furnished herewith.

(b)	Reports on Form 8-K:
(i)

Report dated January 2, 2004 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release announcing the election by our Board of Directors of Richard F. Wallman to fill a vacancy on the Board and a press release announcing December 2003 capacity and traffic performance.

(ii)

Report dated January 20, 2004 reporting Item 12.  “Results of Operations and Financial Condition”.  No financial statements were filed with this report, which included a press release reporting earnings for the quarter and full year ended December 31, 2003, and certain related non-GAAP financial measure reconciliations.

(iii)

Report dated January 20, 2004 reporting Item 9.  “Regulation FD Disclosure”.  No financial statements were filed with this report, which included information relating to a report on Form 8-K filed by Continental Airlines, Inc. relating to its financial outlook for 2004.  The report included information regarding Continental’s estimates of our available seat mile growth and fleet additions.

(iv)

Report dated January 29, 2004 reporting Item 9.  “Regulation FD Disclosure”.  No financial statements were filed with this report, which included information relating to the presentation provided at the Raymond James Growth Airline Conference.

(v)

Report dated February 2, 2004 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release announcing January 2004 capacity and traffic performance.

(vi)

Report dated February 4, 2004 reporting Item 9. “Regulation FD Disclosure”.  No financial statements were filed with this report, which included information relating to the presentation provided at the Goldman Sachs Annual Transportation Conference.

(vii)

Report dated March 1, 2004 reporting Item 5.  “Other Events”.  No financial statements were filed with this report, which included a press release announcing February 2004 capacity and traffic performance.

(viii)

Report dated March 3, 2004 reporting Item 9.  “Regulation FD Disclosure”.  No financial statements were filed with this report, which included information relating to a report on Form 8-K filed by Continental Airlines, Inc. relating to its financial outlook for 2004.  The report included information regarding Continental’s estimates of our available seat mile growth.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: April 16, 2004	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

Date: April 16, 2004	/s/ Phung Ngo-Burns
Phung Ngo-Burns Senior Director and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

Exhibits
10.1	Amendment No. 4 to Letter of Agreement No. GPJ-004/96 between Empresa Brasileira de Aeronautica S.A. and ExpressJet Airlines, Inc. dated as of January 12, 2004. (1) (2)
10.2	Amendment No. 30 to Purchase Agreement No. GPJ-003/96 (“P.A. 3/96”) between Empresa Brasileira de Aeronautica S.A. and ExpressJet Airlines, Inc. dated as of January 12, 2004. (1) (2)
10.3	Amendment No. 31 to P.A. 3/96 dated as of March 16, 2004. (1) (2)
10.4	Second Amendment to the Administrative Support and Information Services Provisioning Agreement among the Company, Continental and ExpressJet Airlines, Inc. dated March 5, 2004. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certificationby Chief Executive Officer. (2)
31.2	Rule 13a-14(a)/ 15d-14(a) Certification by Chief Financial Officer. (2)
32.1	Section 1350 Certificationby Chief Executive Officer. (3)
32.2	Section 1350 Certificationby Chief Financial Officer. (3)

(1) The Company has applied to the SEC for confidential treatment for portions of this exhibit.
(2) Filed herewith.
(3) Furnished herewith.