Form 10-Q
period 2004-06-30
EXPRESSJET HOLDINGS INC
filed 2004-07-22
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

Yes	[X]	No

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	[X]	No

As of July 19, 2004, 54,370,345 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,

	2004	2003

Operating Revenue................................................	$370,849	$320,303

Operating Expenses:
Wages, salaries and related costs.....................	77,285	68,805
Aircraft rentals.................................................	69,590	61,257
Aircraft fuel and related taxes............................	46,893	37,919
Maintenance, materials and repairs...................	36,763	33,237
Ground handling...............................................	26,625	22,004
Other rentals and landing fees...........................	22,159	24,182
Outside services..............................................	6,638	6,611
Depreciation and amortization...........................	5,834	4,851
Aircraft related and other insurance....................	2,521	1,075
Security fee reimbursement..............................	—	(3,034)
Other operating expenses.................................	26,390	18,325

	320,698	275,232

Operating Income..................................................	50,151	45,071

Nonoperating Income (Expense):
Interest expense..............................................	(3,004)	(1,972)
Interest income................................................	723	579
Capitalized interest..........................................	114	303
Other, net........................................................	10	(30)

	(2,157)	(1,120)

Income before Income Taxes and Dividends.............	47,994	43,951
Income Tax Expense.............................................	18,334	16,882

Income before Dividends........................................	29,660	27,069

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary...................................................	—	(177)

Net Income Applicable to Common Stockholders.....	$29,660	$26,892

Basic Earnings per Common Share........................	$0.55	$0.42

Diluted Earnings per Common Share......................	$0.55	$0.42

Shares Used in Computing Basic Earnings per Common Share................................................	54,202	64,000
Shares Used in Computing Diluted Earnings per Common Share................................................	54,216	64,004

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,

	2004	2003

Operating Revenue................................................	$734,883	$626,865

Operating Expenses:
Wages, salaries and related costs.....................	156,474	135,297
Aircraft rentals.................................................	137,201	118,706
Aircraft fuel and related taxes............................	90,045	70,718
Maintenance, materials and repairs...................	74,815	63,149
Ground handling...............................................	51,140	42,210
Other rentals and landing fees...........................	42,650	47,716
Outside services..............................................	16,677	16,110
Depreciation and amortization...........................	11,596	9,646
Aircraft related and other insurance....................	4,950	2,089
Security fee reimbursement..............................	—	(3,034)
Other operating expenses.................................	50,561	35,825

	636,109	538,432

Operating Income..................................................	98,774	88,433

Nonoperating Income (Expense):
Interest expense..............................................	(6,040)	(4,192)
Interest income................................................	1,366	1,038
Capitalized interest..........................................	233	548
Other, net........................................................	133	(31)

	(4,308)	(2,637)

Income before Income Taxes and Dividends.............	94,466	85,796
Income Tax Expense.............................................	36,086	32,975

Income before Dividends........................................	58,380	52,821

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary...................................................	—	(352)

Net Income Applicable to Common Stockholders.....	$58,380	$52,469

Basic Earnings per Common Share........................	$1.08	$0.82

Diluted Earnings per Common Share......................	$1.08	$0.82

Shares Used in Computing Basic Earnings per Common Share................................................	54,199	64,000
Shares Used in Computing Diluted Earnings per Common Share................................................	54,230	64,000

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30,	December 31,
	2004	2003

	(Unaudited)
Current Assets:
Cash and cash equivalents.........................	$236,674	$189,892
Restricted cash.........................................	3,200	3,200
Accounts receivable, net............................	4,306	4,510
Spare parts and supplies, net.....................	27,015	25,538
Prepayments and other..............................	7,377	10,400

Total Current Assets...............................	278,572	233,540

Property and Equipment:
Owned property and equipment:
Flight equipment.....................................	197,065	193,523
Other.....................................................	109,030	101,828

	306,095	295,351
Less: Accumulated depreciation.............	(68,250)	(59,001)

	237,845	236,350

Capital Leases:
Flight equipment.....................................	8,515	10,643
Other.....................................................	4,375	4,375

	12,890	15,018
Less: Accumulated amortization.............	(4,169)	(4,216)

	8,721	10,802

Total Property and Equipment..................	246,566	247,152

Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net.............	12,789	12,789
Airport Operating Rights, net...........................	4,317	4,443
Note Receivable.............................................	5,000	5,000
Debt Issuance Cost, net..................................	3,998	4,159
Other Assets, net...........................................	2,506	3,088

Total Assets..........................................	$553,748	$510,171

(continued on next page)

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	June 30,	December 31,
STOCKHOLDERS' EQUITY (DEFICIT)	2004	2003

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt .........................	$865	$865
Current maturities of note payable to Continental Airlines, Inc. ......................................	106,909	67,112
Current maturities of capital lease obligations............	1,200	1,795
Accounts payable...................................................	1,765	4,678
Accrued payroll and related costs............................	57,130	40,128
Amounts due to Continental Airlines, Inc., net...........	6,525	5,588
Deferred income taxes............................................	8,945	30,433
Accrued other liabilities...........................................	55,891	68,213

Total Current Liabilities.........................................	239,230	218,812

Long-term Debt............................................................	20,732	21,164

Note Payable to Continental Airlines, Inc.......................	72,712	126,060

4.25% Senior Convertible Notes due 2023......................	137,200	137,200

Capital Lease Obligations.............................................	2,172	2,599

Deferred Income Taxes.................................................	19,229	1,777

Other Long-term Liabilities............................................	13,798	12,846

Stockholders’ Equity (Deficit):
Preferred stock - $.01 par, 10,000,000 shares authorized, one share issued and outstanding........	—	—
Common stock - $.01 par, 200,000,000 shares authorized, 54,334,059 and 54,164,875 shares issued and outstanding........................................	543	542
Deferred compensation............................................	(1,563)	—
Additional paid-in capital..........................................	161,985	159,841
Accumulated deficit................................................	(112,290)	(170,670)

Total Stockholders’ Equity (Deficit)........................	48,675	(10,287)

Total Liabilities and Stockholders’ Equity (Deficit)............................................................	$553,748	$510,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.  AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2004	2003

Net Cash Flows from Operating Activities....................................	$72,812	$107,472

Cash Flows from Investing Activities:
Capital expenditures............................................................	(11,737)	(22,467)
Proceeds from the transfer of flight equipment to Continental Airlines, Inc.....................................................	—	1,247
Proceeds from disposition of equipment.................................	245	33

Net cash used in investing activities...................................	(11,492)	(21,187)

Cash Flows from Financing Activities:
Gross proceeds from debt financing.......................................	—	10,703
Payments on note payable to Continental Airlines, Inc............	(13,551)	(98,545)
Payments on long-term debt and capital lease obligations.......	(1,455)	(1,068)
Payments related to IPO underwriting discounts and other expenses.................................................................	—	(34)
Proceeds from issuance of common stock.............................	468	—
Dividends paid on mandatorily redeemable preferred stock...............................................................................	—	(175)

Net cash used in financing activities...................................	(14,538)	(89,119)

Net Increase (Decrease) in Cash and Cash Equivalents................	46,782	(2,834)

Cash and Cash Equivalents – Beginning of Period.......................	189,892	120,930

Cash and Cash Equivalents – End of Period................................	$236,674	$118,096

Supplemental Cash Flow Information:
Interest paid........................................................................	$6,036	$4,192
Income taxes paid (including payments under our tax agreement with Continental Airlines, Inc.).....................	$48,581	$136

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            We are a regional U.S. air carrier engaged in the business of transporting passengers, cargo and mail.  Our principal asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as “Continental Express” (together, "ExpressJet", "we", "us" and "our").  All of our flying is currently performed on behalf of Continental Airlines, Inc. (“Continental”) pursuant to a capacity purchase agreement, and substantially all of our revenue is received under that agreement.  We provide all of Continental’s regional jet service out of New York/Newark, Houston and Cleveland.  We are economically dependent upon Continental for our operations and cash flows.  In addition, the capacity purchase agreement covers all of our existing fleet and all of our regional jets currently subject to firm aircraft orders.

            We prepared the unaudited quarterly consolidated financial statements included in this report pursuant to the rules and regulations of the Securities and Exchange Commission.  Some required information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations.  In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our financial position, the results of our operations and our cash flows for the periods indicated.  These adjustments are of a normal, recurring nature.  All intercompany transactions have been eliminated in consolidation.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our 2003 annual report on Form 10-K.  The results of operations for the periods presented are not necessarily indicative of the results to be expected in the future.

            Certain reclassifications have been made in the prior periods’ financial statements to conform to the current year presentation.

Note 1 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Numerator for basic earnings per share – net income.............................................................................	$29,660	$26,892	$58,380	$52,469
Denominator for basic earnings per share – weighted average shares....................................................	54,202	64,000	54,199	64,000
Employee stock options..........................................................	12	4	22	—
Restricted stock.....................................................................	2	—	9	—

Denominator for diluted earnings per share – adjusted and assumed conversions.....................................	54,216	64,004	54,230	64,000

            We excluded 132,500 shares of restricted stock issued in May 2004 from the weighted average shares used in computing basic earnings per share as these shares were not vested as of June 30, 2004.

            We excluded options to purchase 1.1 million and 1.0 million shares of our common stock from the computation of diluted earnings per share for the three and six months ended June 30, 2004, respectively, and 1.0 million and 1.3 million shares for the three and six months ended June 30, 2003, respectively.  These options' exercise prices were greater than the average market price of the common shares for the respective periods.  We also excluded approximately 7.5 million shares of potential common stock equivalents related to our senior convertible notes from our computation of diluted earnings per share for the three and six months ended June 30, 2004, as these shares are not currently convertible under the terms of the notes.

Note 2 – Stock Plans and Awards

           We account for our stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.  We have two stock-based compensation plans: the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan (the “Incentive Plan”) and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”).

           The Incentive Plan permits us to grant stock options and restricted stock to our outside directors and our employees.  Under APB 25, if the exercise price of our stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.  Since our stock options have all been granted with exercise prices at fair market value, no compensation expense has been recognized under APB 25.  We recognize compensation expense related to our restricted stock in accordance with the provisions of APB 25.  The total compensation expense to be incurred for each restricted stock grant will equal the product of the number of shares issued and the closing price of our common stock on the issuance date.  Under APB 25, we do not recognize compensation expense related to the ESPP.

            On May 5, 2004, our board of directors approved the issuance of 132,500 shares of restricted stock to various employees and non-employee directors pursuant to the Incentive Plan.  Restricted shares granted to our employees vest ratably over a four-year period.  Restricted shares granted to our non-employee directors vest over six months.

            Under our ESPP, we issued 36,684 shares of our common stock at $12.75 per share during the first half of 2004 related to the purchase period of July to December 2003.  In July 2004, we issued 36,286 shares of our common stock at $10.32 per share related to the January to June 2004 purchase period.

           The following table illustrates the effect on net income and earnings per share assuming the compensation costs for our stock options, restricted stock and ESPP had been determined using the fair value method, prorated over the vesting periods at the grant dates, as required under Statement of Financial Accounting Standard No. 123 – “Accounting for Stock-Based Compensation” for the three and six months ended June 30, 2004 and 2003 (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income as reported.............................................................	$29,660	$26,892	$58,380	$52,469
Add: Total stock-based compensation expense included in reported net income, net of related tax effects................................................................	71	—	71	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect........................	(652)	(645)	(1,264)	(1,464)

Pro forma................................................................................	$29,079	$26,247	$57,187	$51,005

Basic earnings per share
As reported.........................................................................	$0.55	$0.42	$1.08	$0.82
Pro forma...........................................................................	$0.54	$0.41	$1.06	$0.80

Diluted earnings per share
As reported.........................................................................	$0.55	$0.42	$1.08	$0.82
Pro forma...........................................................................	$0.54	$0.41	$1.05	$0.80

            The pro forma effect on net income per share is not representative of the pro forma effects in future periods.

Note 3 – Note Payable to Continental Airlines, Inc.

            At June 30, 2004, our note payable to Continental, including current maturities, had an outstanding balance of $179.6 million.  The note accrues interest based on the three-month LIBOR plus 1.25% per annum, subject to a cap of 5.4% in 2003 and 6.7% in 2004.  There is no interest rate cap after 2004.  The quarterly payment on the note for principal and interest is $27.9 million, payable through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full.  During 2003, we made discretionary prepayments of $83.3 million, of which a portion was due that year.  For the six months ended June 30, 2004, no discretionary prepayments were made.  Total quarterly payments made during the six months ended June 30, 2004, net of prepayments made in prior periods, was $15.9 million, of which $13.6 million related to principal.  The note is an unsecured general obligation and is subordinated in right of payment to all of our future senior indebtedness.

Note 4 – Income Taxes

            At December 31, 2003, we had federal net operating loss carryforwards of approximately $60.7 million, which expire between 2004 and 2020.

            In conjunction with our initial public offering (“IPO”) in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these future payments depend solely on our ability to generate sufficient taxable income to realize the deferred tax assets associated with these tax benefits, they are recorded as an obligation to Continental within our deferred tax accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the IPO, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  During the six months ended June 30, 2004, we made net payments to Continental under the tax agreement of approximately $39.6 million.  No payment was made to Continental under the agreement during the six months ended June 30, 2003.

            The tax agreement requires Continental to reimburse us for any net increase in our cash tax payments resulting from any decreased availability of net operating loss carryovers related to the basis increase at the time our payment occurs.  The resulting receivable and/or payable is recorded within the deferred tax asset account since its performance is dependent on our ability to generate taxable income.

            We believe that our IPO created a change in ownership limitation on the utilization of our federal carryforward tax attributes, primarily net operating losses.  Section 382 of the Internal Revenue Code limits our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  This limitation did not have any impact on our financial condition for the six months ended June 30, 2004 or 2003.

            Our tax agreement increases our exposure to Continental’s financial condition.  If it is determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes and/or penalties, then we could be adversely affected if Continental were insolvent, bankrupt, or otherwise unable to pay us under its indemnification for these amounts.

Note 5 – Commitments and Contingencies

Purchase Commitments and Contingencies

            As shown in the following table, our aircraft fleet consisted of 235 regional jets at June 30, 2004.  Our aircraft purchase commitments (orders) and aircraft options as of June 30, 2004 are also shown below.

Type	Total Aircraft	Leased	Firm Orders	Options	Seats in Standard Configuration

Regional Jets:
ERJ-145XR.............	65	65	39	100	50
ERJ-145.................	140	140	—	—	50
ERJ-135.................	30	30	—	—	37

Total....................	235	235	39	100

            We anticipate taking delivery of 21 Empresa Brasileira de Aeronautica S.A. (“Embraer”) regional jet aircraft in 2004 (11 of which were delivered during the six months ended June 30, 2004) and the remainder of our 39 firm orders through the second quarter of 2006.

            As of June 30, 2004, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $0.8 billion, which relates to delivery of aircraft through 2006.  In addition, we expect to purchase up to five spare engines for approximately $13.7 million to support our existing aircraft and the remaining aircraft on firm order. We anticipate the delivery of these spare engines through December 2005.  We also have options to purchase an additional 100 Embraer regional jets.  During the first quarter of 2004, we extended the exercise period of these options from 2005 through 2008 to 2006 through 2009 at no cost to us.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  We currently have no financing in place for the five spare engines and have no obligation to acquire four of the five engines if for any reason the firm order aircraft are not delivered to us.  We have a contractual obligation to purchase one of the five spare engines, as a replacement for the engine damaged in June 2004 (see below).

            In June 2004, one of our engines under operating lease with Continental was damaged beyond repair while the aircraft was on the ground.  Our preliminary investigation indicates that the cost of the engine may not be recoverable under insurance or the manufacturers’ warranties.  As a result, we recorded $1.8 million in other operating expense to satisfy our obligations under our operating lease with Continental and recorded a $0.3 million charge to our maintenance, materials and repairs expense.

            In May 2004, we signed a letter of intent with Rolls-Royce Corporation to extend the coverage of our existing engine maintenance contract to include line replaceable units and minor foreign object damage for our existing aircraft and the remaining aircraft on firm order.  Rolls-Royce is providing engine maintenance services for us in exchange for a cost-per-flight-hour charge.  We intend to execute a binding agreement during the third quarter, and the terms are expected to be retroactive to May 2004. Therefore, as of May 2004, we began to account for our maintenance, materials and repairs expense in accordance with the terms of this letter of intent.

Collective Bargaining Agreements

            Approximately 67% of our employees are covered by collective bargaining agreements.  Each of these agreements is under negotiation or becomes amendable in 2004.  We continue to believe that mutually acceptable agreements can be reached with all of these employee groups, although the ultimate outcome of these negotiations is unknown at this time.

            As the contracts become amendable, we accrue for any expected increase in cost related to these contracts.  However, the actual outcome could differ from these estimates.

General Guarantees and Indemnifications

            In June 2004, we recorded an additional $2.0 million in other operating expenses relating to a claim by Continental for indemnification under the capacity purchase agreement for costs incurred during the post-retirement storage of certain turboprop aircraft engines.  The total expense recorded in the six months ended June 30, 2004 was $4.0 million, which was paid to Continental in June 2004 as full and final satisfaction of this matter.

            Additionally, we are party to many contracts in which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but typically excludes liabilities caused by gross negligence or willful misconduct.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect to be covered by insurance for a material portion of these liabilities, subject to deductibles, policy terms and conditions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion contains forward-looking statements. Statements including words such as “believes”, “intends”, “plans”, “anticipates”, “estimates”, “projects”, “expects” or similar expressions represent forward-looking statements based on management’s expectations in light of facts known to management on the date this report is filed with the SEC.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to: our dependence on our capacity purchase agreement with Continental Airlines, Inc. (“Continental”); our dependence on Continental’s financial and operational strength; our high leverage; labor costs and relations, including the results of union contract negotiations; flight disruptions as a result of operational matters; our ability to implement our growth strategy; certain tax matters; the costs and other effects of enhanced security measures and other possible Federal Aviation Administration (“FAA”) requirements; competition and industry conditions; and the seasonal nature of the airline business. For further discussion of these risks, please see the “Risk Factors” section in our 2003 annual report on Form 10-K.  The statements in this report are made as of July 21, 2004, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All our SEC filings are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

Current

            Fleet.  During the three months ended June 30, 2004, we took delivery of six new ERJ-145XR aircraft.  These 50-seat regional jets are capable of flights of approximately 1,500 miles.  With these deliveries, our current fleet consists of 65 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  Our regional jets’ operational capabilities allow Continental to extend service from its major hubs to more distant and smaller communities.  Our block hours increased 26.9% during the three months ended June 30, 2004, as compared to the same period in 2003.

            Labor.  Approximately 67% of our employees, representing four distinct groups, are covered by collective bargaining agreements.  Each of these agreements is under negotiation or becomes amendable in 2004.  The following describes the status of our current or anticipated negotiations with each of our employee groups covered by collective bargaining agreements:

·

The collective bargaining agreement with our pilots, represented by the Air Line Pilots Association, International (“ALPA”), became amendable in October 2002.  We began negotiations with ALPA in July 2002 and, jointly with ALPA, applied for federal mediation in December 2003.  Our negotiations are ongoing with ALPA, assisted by the mediator, with no specified deadlines.

·

The collective bargaining agreement with our mechanics, represented by the International Brotherhood of Teamsters (“Teamsters”), became amendable in February 2004. We began negotiations with the Teamsters in September 2003 and jointly applied for a federal mediator in December 2003.  A tentative agreement was reached in April 2004, but was rejected by the union members.  Negotiations have resumed and are ongoing with the Teamsters, assisted by the mediator, with no specified deadlines.

·

The collective bargaining agreement with our dispatchers, represented by the Transport Workers Union of America (“TWU”), became amendable in July 2004.  A tentative agreement was reached in June 2004, but was rejected by the union members.  Negotiations are scheduled to resume by the end of July.

·

The collective bargaining agreement with our flight attendants, represented by the International Association of Machinists and Aerospace Workers, will become amendable in December 2004.  We plan to begin negotiations with our flight attendants in the third quarter of 2004.

As the agreements become amendable, we accrue for any expected increase in cost related to these agreements.  However, the actual outcome could differ from these estimates.

            Relationship with Continental.   Our administrative services agreement with Continental expired in May 2004 and we are working with them to implement a long-term agreement.  Meanwhile, we continue to operate under the expired agreement.  As expenses related to our administrative services agreement are fully-reconciled costs under our capacity purchase agreement, any change in such expenses will impact our pre-tax income as our revenue is based on our underlying costs; however, any change will have a minimal impact on our operating margin.

            In June 2004, we recorded an additional $2.0 million in other operating expenses relating to a claim by Continental for indemnification under the capacity purchase agreement for costs incurred during the post-retirement storage of certain turboprop aircraft engines.  The total expense recorded in the six months ended June 30, 2004 was $4.0 million, which was paid to Continental in June 2004 as full and final satisfaction of this matter.

            In June 2004, one of our engines under operating lease with Continental was damaged beyond repair while the aircraft was on the ground.  Our preliminary investigation indicates that the cost of the engine may not be recoverable under insurance or the manufacturers’ warranties.  As a result, we recorded $1.8 million in other operating expense to satisfy our obligations under our operating lease with Continental and recorded a $0.3 million charge to our maintenance, materials and repairs expense.

            Continental currently owns 30.8% of our outstanding common stock and the sole share of our special voting preferred stock.  On July 15, 2004, the two remaining Continental executives on our board of directors resigned, and Continental elected two other directors to fill these vacancies pursuant to its rights under our special voting preferred stock.  Under the special voting preferred stock, Continental has elected, in total, three directors to our board of directors, and thus can influence many of our corporate decisions.

Outlook

            Our Dependence on Continental.  We receive substantially all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us specified rates per scheduled block hour by aircraft, together with certain incentive payments and reimbursements.  Although the domestic economy is showing signs of recovery, the financial outlook for the domestic network carriers has worsened in the first six months of 2004 due to unprecedented high fuel prices, fierce competition from low-cost carriers, unpredictable labor negotiations, increased security costs and significant pension liabilities.

            Despite its previously announced cost-cutting and revenue-generating measures, Continental has reported that its cost structure may not be competitive over the long-term and expects to incur a substantial loss in 2004.  In addition, on several occasions since September 11, 2001, Continental’s credit ratings have been downgraded, and further downgrades are possible in the future.  Absent adverse factors due to external influences such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, Continental believes that its current liquidity will be sufficient to fund its current operations through 2005.  However, beyond such time, if the current network carrier financial environment continues and/or Continental cannot implement additional revenue-generating, cost-cutting and other cash-generating measures beyond those previously announced, Continental may not be able to maintain adequate liquidity for its operations and debt service beyond 2005.

            The factors described above could cause Continental to further downsize its operations and further reduce expenses.  Under the capacity purchase agreement, Continental has the ability to reduce its level of commitment and/or utilization of our aircraft.  Currently, Continental can provide, at any time, 12-months’ notice of its intention to reduce the number of regional jets covered by the agreement.  Under this provision, Continental is entitled to decline capacity with respect to any regional jets subject to our firm orders that Empresa Brasileira de Aeronautica S.A. (“Embraer”) has not yet delivered to us as of the effective date and up to 25%, over any rolling three-year period, of our delivered regional jets that have been delivered under an agreed methodology.  If Continental reduces its commitment and/or utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  There can be no assurance that such circumstances will not occur in the future.

            Rate Resetting Process under the Capacity Purchase Agreement.  In July 2004, we began the process to renegotiate with Continental our billable block hour rates for 2005 under the capacity purchase agreement.  Under the capacity purchase agreement, we are entitled to receive payment for each scheduled block hour calculated using a formula designed to provide us with an operating margin of approximately 10% before taking into account variations in some costs and expenses that are generally controllable by us.  In light of market conditions currently affecting the airline industry, we expect Continental to seek lower rates from us during the rate resetting process.  We continue to pursue a strategy of providing low-cost regional jet service, and will work with Continental to identify ways to lower our costs.  If this occurs, our results of operations could be materially adversely affected, since our operating revenue is determined based on our underlying costs.  There can be no assurance that such circumstances will not occur.  If we cannot reach an agreement with Continental on the new rates, any disagreement will be submitted to a third party for arbitration.

            Operating Expenses.  Although a significant portion of our costs, including those relating to fuel, aircraft rent, a majority of our regional jet engine maintenance, passenger-related facility rent, administrative fees from Continental and ground handling expenses, are reimbursed by Continental at actual cost plus a 10% margin under the capacity purchase agreement, we are at risk for certain other costs such as labor and related fringe benefit costs, other maintenance and general and administrative costs.  We are currently engaged in labor negotiations with our pilots, mechanics and dispatchers and cannot, at this time, predict the outcome of these negotiations.

            Our Liquidity.  As of June 30, 2004, we had $236.7 million in cash, excluding $3.2 million in restricted cash, and our cash flows from operations were sufficient to cover our capital resource and liquidity requirements.  As our collective bargaining agreements become amendable (as described above), we accrue for any expected increase in cost related to these agreements.  When the agreements are ratified and become effective, our cash flows from operations may significantly decrease as a result of entering into and settling obligations under these agreements; however, we believe these settlements will not adversely impact our ability to maintain adequate liquidity.

            Business Strategy.  We believe that maintaining our low cost structure is essential to preserving our relationship with Continental and pursuing future opportunities.  In addition, we continue to analyze opportunities to leverage our 50-seat regional jets and the feasibility of expanding our fleet to include aircraft types with different seating capacities.  Although conditions continue to deteriorate in the airline industry, we believe that positive opportunities will also present themselves and our goal is to be prepared to exploit them when possible.

            For additional discussion of the above factors, please see the “Overview” section of “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2003 10-K.

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2004 as compared to the corresponding period ended June 30, 2003.

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

            The following table sets forth information regarding our operating expense components.  Individual operating expense components are expressed as a percentage of our total operating revenues and as cents per available seat mile (“ASM”).

	Three Months Ended June 30,

	2004			2003

	Amount	Percent of Revenue	Cents per ASM	Amount	Percent of Revenue	Cents per ASM

	(In thousands)			(In thousands)
Wages, salaries and related costs..................	$77,285	20.8%	2.97	$68,805	21.5%	3.32
Aircraft rentals...............	69,590	18.8%	2.67	61,257	19.1%	2.96
Aircraft fuel and related taxes............................	46,893	12.6%	1.80	37,919	11.8%	1.83
Maintenance, materials and repairs....................	36,763	9.9%	1.41	33,237	10.4%	1.60
Ground handling.............	26,625	7.2%	1.02	22,004	6.9%	1.06
Other rentals and landing fees..............................	22,159	6.0%	0.85	24,182	7.5%	1.17
Outside services............	6,638	1.8%	0.25	6,611	2.1%	0.32
Depreciation and amortization...................	5,834	1.6%	0.23	4,851	1.5%	0.23
Aircraft related and other insurance......................	2,521	0.7%	0.10	1,075	0.3%	0.05
Security fee reimbursement...............	—	—	—	(3,034)	(0.9%)	(0.15)
Other operating expenses....................................	26,390	7.1%	1.02	18,325	5.7%	0.89

	$320,698	86.5%	12.32	$275,232	85.9%	13.28

            Although most of the individual expense components have increased during the three months ended June 30, 2004, as compared to the same period in 2003, the table above demonstrates increased efficiencies in our operations based on cents per ASM.  We have grown by 25.6%, as measured by ASMs, while our costs have not increased ratably as we have continued to operate more efficiently.

General

            We currently receive substantially all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us specified rates per scheduled block hour together with certain incentive payments and reimbursements.   Our 13.5% operating margin during the second quarter included the benefits of productivity savings related to labor and $3.1 million in performance incentive payments derived from the capacity purchase agreement.  The performance incentive payments were made to us primarily due to our high controllable completion factor (excluding weather and air traffic control cancellations) of 99.9% for the three months ended June 30, 2004 as compared to our historical benchmark controllable completion factor of 98.8%.

            Under the capacity purchase agreement, a substantial portion of our costs are reconciled for differences between our actual costs and the estimated costs included in our billable block hour rates to allow us to operate within a defined operating margin range of 8.5% to 11.5%.  During the three months ended June 30, 2004, our actual costs were lower than the estimates used in the billable block hour rates; consequently, our operating margin (before reconciliation payments) exceeded 11.5%.  The favorable results were primarily due to savings in maintenance, material and repairs, passenger servicing costs and other operating expenses.  Consequently, during the three months ended June 30, 2004 and 2003 we made reconciliation payments to Continental totaling $18.1 million and $6.1 million, respectively.  As a result of the rate resetting process for 2005 rates, we expect our future operating margin, excluding incentives, to be closer to our target contractual operating margin of 10%.

Operating Expenses

            As we have grown, our work force has grown.  This larger work force, combined with increases in wage rates under some of our collective bargaining agreements, increased our wages, salaries and related costs by $7.0 million during the three months ended June 30, 2004 as compared to the same period in 2003.  In addition, our employee benefit costs for the three months ended June 30, 2004, as compared to the same period in 2003, increased by approximately $1.4 million.

            We are currently engaged in labor negotiations with ALPA, Teamsters and TWU as discussed previously.  As our collective bargaining agreements become amendable, we accrue for any expected increase in cost related to these agreements.  However, the actual outcome could differ from these estimates.

            The increase in aircraft fuel expense and related taxes during the three months ended June 30, 2004, as compared to the same period in 2003, was due to a 23.6% increase in fuel consumption as a result of higher block hours flown.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price and fuel tax equal to the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.  Our caps on fuel and fuel tax are 66.0 cents and 5.2 cents per gallon, respectively, for both 2004 and 2003.  Until the termination of the capacity purchase agreement and the fuel purchase agreement, our future fuel expense related to all aircraft covered under the capacity purchase agreement will be the lower of the actual cost of fuel and fuel tax or 71.2 cents per gallon.

            Approximately $7.2 million of the increase in maintenance, materials and repairs during the three months ended June 30, 2004, as compared to the same period in 2003, was due to a 23.4% increase in flight hours and a 11.5% increase in rate per flight hour related to our power-by-the-hour contracts.  The rate per flight hour increase is mainly attributed to a higher number of power-by-the-hour contracts in place as of June 30, 2004, as compared to June 30, 2003.  As a result of increased coverage under our power-by-the-hour contracts, our airframe repairs and engine repair costs decreased by approximately $3.1 million.  The remaining change in maintenance, materials and repairs was due to an increase in general maintenance expense and overhead to support the continuing growth of our fleet.

            In May 2003, we received $3.0 million in reimbursements of security fees under the Emergency Wartime Supplemental Appropriation Act of 2003 (the “Wartime Act”).  However, as the reimbursements we received under this relief package represent fully reconciled costs under the capacity purchase agreement, we distributed 100% of the funds received to Continental.  No such reimbursement was received in 2004.

            The increase in other operating expenses is primarily due to the following:

·	the additional $2.0 million settlement relating to the post-retirement storage of certain turboprop engines as described previously;
·	the $1.8 million charge to account for an engine that was damaged beyond repair as described previously;
·	a $2.3 million increase in property taxes primarily as a result of growth in our fleet; and
·	a $1.1 million increase in passenger screening fees primarily because we no longer receive relief for security fees under the Wartime Act.

Nonoperating Expenses

            Our interest expense primarily relates to our loan agreement with Export Development Canada,  (“EDC”), our Series A Mandatorily Redeemable Preferred Stock, our note payable to Continental and our 4.25% senior convertible notes due 2023.  The increase in interest expense during the three months ended June 30, 2004, as compared to the same period in 2003, was primarily due to our interest expense of $1.5 million related to our senior convertible notes.  This increase was partially offset by a decrease in interest expense related to our note payable to Continental as the balance decreased from $299.5 million at April 1, 2003 to $193.2 million at April 1, 2004.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

            The following table sets forth information regarding our operating expense components.  Individual operating expense components are expressed as a percentage of our total operating revenues and as cents per ASM.

	Six Months Ended June 30,

	2004			2003

	Amount	Percent of Revenue	Cents per ASM	Amount	Percent of Revenue	Cents per ASM

	(In thousands)			(In thousands)
Wages, salaries and related costs..................	$156,474	21.3%	3.13	$135,297	21.6%	3.52
Aircraft rentals...............	137,201	18.7%	2.74	118,706	18.9%	3.09
Aircraft fuel and related taxes............................	90,045	12.2%	1.80	70,718	11.3%	1.84
Maintenance, materials and repairs....................	74,815	10.2%	1.50	63,149	10.1%	1.64
Ground handling.............	51,140	7.0%	1.02	42,210	6.7%	1.10
Other rentals and landing fees..............................	42,650	5.8%	0.85	47,716	7.6%	1.24
Outside services............	16,677	2.3%	0.33	16,110	2.6%	0.42
Depreciation and amortization...................	11,596	1.6%	0.23	9,646	1.5%	0.25
Aircraft related and other insurance......................	4,950	0.7%	0.10	2,089	0.3%	0.06
Security fee reimbursement...............	—	—	—	(3,034)	(0.5%)	(0.08)
Other operating expenses....................................	50,561	6.8%	1.01	35,825	5.8%	0.94

	$636,109	86.6%	12.71	$538,432	85.9%	14.02

            Although most of the individual expense components have increased during the six months ended June 30, 2004, as compared to the same period in 2003, the table above demonstrates increased efficiencies in our operations based on cents per ASM.  We have grown by 30.3%, as measured by ASMs, while our costs have not increased ratably as we have continued to operate more efficiently.

General

            Our 13.4% operating margin during the six months ended June 30, 2004 included the benefits of productivity savings related to labor and $6.5 million in performance incentive payments derived from the capacity purchase agreement.  The performance incentive payments were made to us primarily due to our high controllable completion factor (excluding weather and air traffic control cancellations) of 99.8% for the six months ended June 30, 2004 as compared to our historical benchmark controllable completion factor of 98.7%.

            During the six months ended June 30, 2004, our actual costs were lower than the estimates used in the block hour rates; consequently, our operating margin (before reconciliation payments) exceeded 11.5%.  The favorable results were primarily due to savings in maintenance, material and repairs, passenger servicing costs and other operating expenses.  Consequently, during the six months ended June 30, 2004 and 2003 we made reconciliation payments to Continental totaling $30.3 million and $10.7 million, respectively.

Operating Expenses

            As we have grown, our work force has grown.  This, combined with increases in wage rates under some of our collective bargaining agreements, increased our wages, salaries and related costs by $15.2 million during the six months ended June 30, 2004 as compared to the same period in 2003.  In addition, we incurred approximately $5.7 million higher employee benefit costs during the first half of 2004, as compared to the same period in 2003, primarily due to rising healthcare costs.

            The increase in aircraft fuel expense and related taxes during the six months ended June 30, 2004 as compared to the same period in 2003 was due to a 27.4% increase in fuel consumption as a result of higher block hours flown.

            Approximately $14.3 million of the increase in maintenance, materials and repairs during the six months ended June 30, 2004, as compared to the same period in 2003, was due to a 27.0% increase in flight hours and a 10.8% increase in rate per flight hour related to our power-by-the-hour contracts.  The remaining change in maintenance, materials and repairs was due to an increase in general maintenance expense to support the continuing growth of our fleet.

The increase in other operating expenses is primarily due to the following:

·	the $4.0 million charge for the settlement of a claim by Continental for indemnification under the capacity purchase agreement as described previously;
·	a $3.7 million increase in property taxes primarily as a result of growth in our fleet;
·	a $3.0 million increase in crew related charges such as per diem and hotel cost as a result of increased flight operations;
·	the $1.8 million charge to satisfy our obligations under our operating lease with Continental for a damaged engine as described previously;
·	a $1.4 million increase in passenger screening fees primarily because we no longer receive relief for security fees under the Wartime Act; and
·	a $1.0 million increase in passenger related service costs such as interrupted trip and baggage handling expenses due to the seasonal weather conditions at Continental’s hubs.

Nonoperating Expenses

            The increase in interest expense during the six months ended June 30, 2004 as compared to the same period in 2003 was primarily due to our interest expense of $2.9 million related to our senior convertible notes.  This increase was partially offset by a decrease in interest expense related to our note payable to Continental as the balance decreased from $325.5 million at January 1, 2003 to $193.2 million at January 1, 2004.

Certain Statistical Information

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2004	2003	Increase/ (Decrease)		2004	2003	Increase/ (Decrease)

Revenue passenger miles (millions) (1)...............	1,906	1,456	30.9%		3,448	2,534	36.1%
Available seat miles (millions) (2).........................	2,603	2,073	25.6%		5,003	3,840	30.3%
Passenger load factor (3)....................................	73.2%	70.2%	3.0	pts	68.9%	66.0%	2.9	pts
Block hours (4).....................................................	184,055	145,008	26.9%		353,156	273,812	29.0%
Departures..........................................................	101,588	88,806	14.4%		196,889	168,454	16.9%
Operating cost per ASM (cents)........................	12.32	13.28	(7.2%)		12.71	14.02	(9.3%)
Operating cost per block hour (dollars)..............	1,742	1,898	(8.2%)		1,801	1,966	(8.4%)
Average fuel cost per ASM (cents) (5)...............	1.80	1.83	(1.6%)		1.80	1.84	(2.2%)
Average price per gallon of fuel (cents) (5) .......	71.2	71.2	—		71.2	71.2	—
Fuel gallons consumed (millions)........................	65.9	53.3	23.6%		126.5	99.3	27.4%
Average length of aircraft flight (miles)..............	526	482	9.1%		521	471	10.6%
Actual aircraft in fleet at end of period...............	235	212	10.8%		235	212	10.8%
Average daily utilization of each aircraft (6)........	8 hr 44 min	7 hr 45 min	12.6%		8 hr 29 min	7 hr 34 min	12.0%
Controllable completion factor (7).........................	99.9%	99.9%	—		99.8%	99.8%	—
Completion factor................................................	98.3%	99.2%	(0.9	pts)	98.5%	98.4%	0.1	pts

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles represent the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)

Fuel cost used in the calculations includes cost of fuel and related fuel tax.  We incur fuel expense and fuel tax equal to the lower of the actual cost or an agreed-upon cap of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.

(6)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated (from gate departure to gate arrival).
(7)	Controllable completion factor is the actual number of completed flights, plus flights cancelled due to weather and air traffic control, divided by the number of scheduled flights.

Future Costs

            We remain committed to controlling our costs through identifying and executing cost saving initiatives; however, we believe that our costs may still be adversely affected in the future by:

·

changes in wages, salaries and related fringe benefit costs.  We are currently in labor negotiations with our pilots, mechanics and dispatchers, and our collective bargaining agreement with our flight attendants becomes amendable in December 2004.  At this time we cannot predict the outcome of these negotiations.  Additionally, we believe that our fringe benefit costs may change due to rising health care costs;

·	changes in the costs of materials and outside services;
·	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
·	any material changes in the underlying assumptions related to the cost of providing services under the capacity purchase agreement as a result of the rate resetting process; and
·

higher aircraft ownership costs as new aircraft are delivered, to the extent these aircraft are not covered by the capacity purchase agreement or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements.

LIQUIDITY AND CAPITAL COMMITMENTS

            As of June 30, 2004, we had $236.7 million in cash, cash equivalents and short-term investments, excluding $3.2 million of restricted cash, which is used as collateral for our workers’ compensation coverage.  Total cash, cash equivalents and short-term investments at June 30, 2004 is $46.8 million higher than at December 31, 2003.

Operating Activities

            Our primary source of liquidity is cash flow provided from our operations.  For the six months ended June 30, 2004 and 2003, our operations provided $72.8 million and $107.5 million respectively, in cash flow.  Although our operations, as measured by ASMs, grew over 30.3%, our costs have not increased ratably due to our efforts to exploit the efficiency of our all-jet fleet with almost 100% commonality from the engines to the flight deck.  We continuously endeavor to provide cost-effective services to Continental.  However, we cannot ensure that our future costs will not increase significantly due to factors beyond our control.  As our collective bargaining agreements become amendable (as described previously), we accrue for any expected increase in cost related to these agreements.  When the contracts are ratified and become effective, our cash flows from operations may significantly decrease as a result of settling these obligations, however, we believe these settlements will not adversely impact our ability to maintain adequate liquidity.

Investing Activities

            During the six months ended June 30, 2004, we spent $11.7 million on flight and ground equipment.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to software application and automation projects, facility improvements, maintenance and ground equipment) to be approximately $20 million, in order to support our planned fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

Financing Activities

            During the six months ended June 30, 2004, we met all our debt requirements.  We also issued 36,684 shares of our common stock for the July to December 2003 purchase period, pursuant to our employee stock purchase plan.  The proceeds received were $0.5 million.  In July 2004, we issued 36,286 shares of our common stock for the purchase period from January to June 2004 related to the plan. The proceeds received were $0.4 million.

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

Purchase Commitments and Contingencies

            As of June 30, 2004, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $0.8 billion, which relates to delivery of aircraft through 2006.  In addition, we expect to purchase up to five spare engines for approximately $13.7 million to support our existing aircraft and the remaining aircraft on firm order. We anticipate the delivery of these spare engines through December 2005.  We also have options to purchase an additional 100 Embraer regional jets.  During the first quarter of 2004, we extended the exercise period of these options from 2005 through 2008 to 2006 through 2009 at no cost to us.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  We currently have no financing in place for the five spare engines and have no obligation to acquire four of the five engines if for any reason the firm order aircraft are not delivered to us.  We have a contractual obligation to purchase one of the five spare engines as a replacement for the engine damaged in June 2004.

            In June 2004, one of our engines under operating lease with Continental was damaged beyond repair while the aircraft was on ground.  Our preliminary investigation indicates that the cost of the engine may not be recoverable under insurance or the manufacturers’ warranties.  As a result, we recorded $1.8 million in other operating expense to satisfy our obligations under our operating lease with Continental and recorded a $0.3 million charge to our maintenance, materials and repairs expense.

            In May 2004, we signed a letter of intent with Rolls-Royce Corporation to extend the coverage of our existing engine maintenance contract to include line replaceable units and minor foreign object damage for our existing aircraft and the remaining aircraft on firm order.  Rolls-Royce is providing engine maintenance services for us in exchange for a cost-per-flight-hour charge.  We intend to execute a binding agreement during the third quarter, and the terms are expected to be retroactive to May 2004.  Therefore, as of May 2004, we began to account for our maintenance, materials and repairs expense in accordance with the terms of this letter of intent.

Aircraft Leases

            We have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2020.  As of June 30, 2004, our expected total minimum annual rental payments for the full year 2004 under current and future non-cancelable aircraft operating leases are approximately $281.7 million, net of deferred credits amortized.  A substantial portion of our aircraft are leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.

General Guarantees and Indemnifications

            In June 2004, we recorded an additional $2.0 million in other operating expenses relating to a claim by Continental for indemnification under the capacity purchase agreement for costs incurred during the post-retirement storage of certain turboprop aircraft engines.  The total expense recorded in the six months ended June 30, 2004 was $4.0 million, which was paid to Continental in June 2004 as full and final satisfaction of this matter.

            Additionally, we are party to many contracts in which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but typically excludes liabilities caused by gross negligence or willful misconduct.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect to be covered by insurance for a material portion of these liabilities, subject to deductibles, policy terms and conditions.

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

Aircraft Fuel

            Effective January 1, 2001, we entered into our capacity purchase agreement with Continental, which expires December 31, 2010 (subject to extensions by Continental through 2030 and its right to terminate the agreement without cause after January 1, 2007 upon 12 months’ notice or at any time for cause), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  For the six months ended June 30, 2004 and 2003, our cost of fuel was 71.2 cents per gallon, including fuel tax.  Under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.

Interest Rates

            As of June 30, 2004, we had firm commitments to acquire 39 Embraer regional jets, which we expect to lease from Continental.  Changes in interest rates could impact our actual cost for the related leasing transactions in the future.  However, the capacity purchase agreement provides that our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential interest rate exposure with respect to our loan agreement with EDC, which bears interest at the six-month LIBOR plus 1.75% per annum, and our note payable to Continental, which bears interest at the three-month LIBOR plus 1.25% per annum capped at 5.4% in 2003 and 6.7% in 2004.  Beyond 2004, there is no cap on the interest rate.  The interest rates applicable to these variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates up to the capped rate or by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $1.1 million and $1.6 million in interest expense for the six months ended June 30, 2004 and 2003.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

            As of June 30, 2004, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $128.6 million based upon quoted market prices.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates.  Based on this hypothetical assumption, the fair value of our fixed-rate debt would have been approximately $131.9 million as of June 30, 2004.

Item 4.  Controls and Procedures

            (a)Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of ExpressJet Holdings, Inc. have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

               None.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

               None.

Item 3.    Defaults Upon Senior Securities.

               None.

Item 4.    Submission of Matters to a Vote of Security Holders.

               The Company’s annual meeting of stockholders was held on May 5, 2004.  Kim Fadel and L.E. Simmons were elected to our board of directors as Class III directors with 48,187,391 and 48,096,120 votes for and 496,251 and 587,522 votes withheld, respectively.  Ratification of Ernst & Young LLP as our independent auditors received 47,994,309 votes for, 653,393 votes against, 35,640 abstentions and zero broker non-votes.

Item 5.    Other Information.

               None.

Item 6.    Exhibits and Reports on Form 8-K.

Exhibits
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1) (Registration No. 333-64808).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.1	Form of Employee Restricted Stock Agreement, under the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan. (1)
10.2	Form of Outside Director Restricted Stock Agreement, under the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan. (1)
10.3	ExpressJet Airlines, Inc. Supplemental Retirement Plan as amended and restated effective May 5, 2004. (1)
10.4	Third Amendment to the Administrative Support and Information Services Provisioning Agreement among the Company, Continental and ExpressJet Airlines, Inc. dated April 8, 2004. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (1)
32.1	Section 1350 Certification by Chief Executive Officer. (2)
32.2	Section 1350 Certification by Chief Financial Officer. (2)

(1) Filed herewith.
(2) Furnished herewith.

(b)	Reports on Form 8-K:
	(i)	Report dated April 1, 2004 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing March 2004 capacity and traffic performance.
(ii)

Report dated April 15, 2004 reporting Item 12.  “Results of Operations and Financial Condition”.  No financial statements were filed with this report, which included a press release reporting earnings for the first quarter of 2004, and certain related non-GAAP financial measure reconciliations.

(iii)

Report dated April 15, 2004 reporting Item 9.  “Regulation FD Disclosure”.  No financial statements were filed with this report, which included information relating to a report on Form 8-K filed by Continental Airlines, Inc. relating to its financial outlook for 2004.  The report included information regarding Continental’s estimates of our available seat mile growth and fleet additions.

	(iv)	Report dated May 3, 2004 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing April 2004 capacity and traffic performance.
(v)

Report dated May 5, 2004 reporting Item 5.  “Other Events”. No financial statements were filed with this report, which included data presented by certain of our executive officers  at our May 5, 2004 Annual Meeting of Stockholders.

	(vi)	Report dated June 1, 2004 reporting Item 5. “Other Events”. No financial statements were filed with this report, which included a press release announcing May 2004 capacity and traffic performance.
(vii)

Report dated June 2, 2004 reporting Item 9.  “Regulation FD Disclosure”.  No financial statements were filed with this report, which included information relating to a report on Form 8-K filed by Continental Airlines, Inc. relating to its financial outlook for 2004.  The report included information regarding Continental’s estimates of our available seat mile growth.

(viii)

Report dated June 16, 2004 reporting Item 9. “Regulation FD Disclosure”.  No financial statements were filed with this report, which included information relating to the presentation by certain of our executive officers provided at the June 16, 2004 Merrill Lynch Global Transportation Conference.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: July 21, 2004	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 21, 2004	/s/ Phung Ngo-Burns
Phung Ngo-Burns Senior Director and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

Exhibits
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1) (Registration No. 333-64808).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.1	Form of Employee Restricted Stock Agreement, under the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan. (1)
10.2	Form of Outside Director Restricted Stock Agreement, under the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan. (1)
10.3	ExpressJet Airlines, Inc. Supplemental Retirement Plan as amended and restated effective May 5, 2004. (1)
10.4	Third Amendment to the Administrative Support and Information Services Provisioning Agreement among the Company, Continental and ExpressJet Airlines, Inc. dated April 8, 2004. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (1)
32.1	Section 1350 Certification by Chief Executive Officer. (2)
32.2	Section 1350 Certification by Chief Financial Officer. (2)

(1) Filed herewith.
(2) Furnished herewith.