Form 10-Q
period 2004-09-30
EXPRESSJET HOLDINGS INC
filed 2004-10-22
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	[X]	No

As of October 18, 2004, 54,372,595 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,

	2004	2003

Operating Revenue................................................	$385,666	$343,629

Operating Expenses:
Wages, salaries and related costs.....................	82,960	73,703
Aircraft rentals.................................................	71,565	64,205
Aircraft fuel and related taxes............................	48,336	41,305
Maintenance, materials and repairs...................	40,251	33,508
Ground handling...............................................	27,412	23,614
Other rentals and landing fees...........................	23,844	27,267
Outside services..............................................	6,044	5,829
Depreciation and amortization...........................	6,027	5,265
Aircraft related and other insurance....................	2,278	1,987
Other operating expenses.................................	25,318	19,967

	334,035	296,650

Operating Income..................................................	51,631	46,979

Nonoperating Income (Expense):
Interest expense..............................................	(3,105)	(2,578)
Interest income................................................	1,099	455
Capitalized interest..........................................	158	298
Other, net........................................................	(3)	(15)

	(1,851)	(1,840)

Income before Income Taxes..................................	49,780	45,139
Income Tax Expense.............................................	19,016	17,328

Net Income Applicable to Common Stockholders.....	$30,764	$27,811

Basic Earnings per Common Share........................	$0.57	$0.48

Diluted Earnings per Common Share......................	$0.57	$0.48

Shares Used in Computing Basic Earnings per Common Share................................................	54,236	58,069
Shares Used in Computing Diluted Earnings per Common Share................................................	54,242	58,132

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended September 30,

	2004	2003

Operating Revenue................................................	$1,120,549	$970,494

Operating Expenses:
Wages, salaries and related costs.....................	239,434	209,000
Aircraft rentals.................................................	208,766	182,911
Aircraft fuel and related taxes............................	138,381	112,023
Maintenance, materials and repairs...................	115,066	96,657
Ground handling...............................................	78,552	65,824
Other rentals and landing fees...........................	66,494	74,983
Outside services..............................................	22,721	21,939
Depreciation and amortization...........................	17,623	14,911
Aircraft related and other insurance....................	7,228	4,076
Security fee reimbursement..............................	—	(3,034)
Other operating expenses.................................	75,879	55,792

	970,144	835,082

Operating Income..................................................	150,405	135,412

Nonoperating Income (Expense):
Interest expense..............................................	(9,145)	(6,770)
Interest income................................................	2,465	1,493
Capitalized interest..........................................	391	846
Other, net........................................................	130	(46)

	(6,159)	(4,477)

Income before Income Taxes and Dividends.............	144,246	130,935
Income Tax Expense.............................................	55,102	50,303

Income before Dividends........................................	89,144	80,632

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary...................................................	—	(352)

Net Income Applicable to Common Stockholders.....	$89,144	$80,280

Basic Earnings per Common Share........................	$1.64	$1.29

Diluted Earnings per Common Share......................	$1.64	$1.29

Shares Used in Computing Basic Earnings per Common Share................................................	54,212	62,001
Shares Used in Computing Diluted Earnings per Common Share................................................	54,230	62,005

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30,	December 31,
	2004	2003

	(Unaudited)
Current Assets:
Cash and cash equivalents.........................	$179,608	$189,892
Restricted cash.........................................	6,303	3,200
Accounts receivable, net............................	4,970	4,510
Spare parts and supplies, net.....................	25,857	25,538
Prepayments and other..............................	7,230	10,400
Deferred income taxes...............................	2,318	—

Total Current Assets...............................	226,286	233,540

Property and Equipment:
Owned property and equipment:
Flight equipment.....................................	211,274	193,523
Other.....................................................	112,606	101,828

	323,880	295,351
Less: Accumulated depreciation.............	(72,573)	(59,001)

	251,307	236,350

Capital Leases:
Flight equipment.....................................	8,515	10,643
Other.....................................................	4,264	4,375

	12,779	15,018
Less: Accumulated amortization.............	(4,391)	(4,216)

	8,388	10,802

Total Property and Equipment..................	259,695	247,152

Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net.............	12,789	12,789
Airport Operating Rights, net...........................	4,255	4,443
Note Receivable.............................................	5,000	5,000
Debt Issuance Cost, net..................................	3,947	4,159
Other Assets, net...........................................	2,130	3,088

Total Assets..........................................	$514,102	$510,171

(continued on next page)

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	September 30,	December 31,
STOCKHOLDERS' EQUITY (DEFICIT)	2004	2003

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt .........................	$865	$865
Current maturities of note payable to Continental Airlines, Inc. ......................................	54,191	67,112
Current maturities of capital lease obligations............	1,012	1,795
Accounts payable...................................................	1,205	4,678
Accrued payroll and related costs............................	61,806	40,128
Amounts due to Continental Airlines, Inc., net...........	7,080	5,588
Deferred income taxes............................................	—	30,433
Accrued other liabilities...........................................	61,375	68,213

Total Current Liabilities.........................................	187,534	218,812

Long-term Debt............................................................	20,567	21,164

Note Payable to Continental Airlines, Inc.......................	44,613	126,060

4.25% Senior Convertible Notes due 2023......................	137,200	137,200

Capital Lease Obligations.............................................	1,990	2,599

Deferred Income Taxes.................................................	29,602	1,777

Other Long-term Liabilities............................................	12,595	12,846

Stockholders’ Equity (Deficit):
Preferred stock - $.01 par, 10,000,000 shares authorized, one share issued and outstanding........	—	—
Common stock - $.01 par, 200,000,000 shares authorized, 54,372,595 and 54,164,875 shares issued and outstanding, respectively.....................	544	542
Deferred compensation............................................	(1,392)	—
Additional paid-in capital..........................................	162,375	159,841
Accumulated deficit................................................	(81,526)	(170,670)

Total Stockholders’ Equity (Deficit)........................	80,001	(10,287)

Total Liabilities and Stockholders’ Equity (Deficit)............................................................	$514,102	$510,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,

	2004	2003

Net Cash Flows from Operating Activities....................................	$115,504	$170,756

Cash Flows from Investing Activities:
Capital expenditures............................................................	(19,137)	(38,168)
Purchase of flight equipment from Continental Airlines, Inc. ....	(11,434)	—
Proceeds from the sale of flight equipment to Continental Airlines, Inc. ...................................................	—	1,621
Proceeds from disposition of equipment.................................	298	145

Net cash used in investing activities...................................	(30,273)	(36,402)

Cash Flows from Financing Activities:
Gross proceeds from debt financing.......................................	—	137,200
Repurchase of common stock...............................................	—	(133,770)
Proceeds from issuance of long-term debt..............................	—	17,297
Payments on note payable to Continental Airlines, Inc............	(94,368)	(105,726)
Payments on long-term debt.................................................	(597)	—
Payments on capital lease obligations...................................	(1,392)	(1,616)
Payments related to IPO underwriting discounts and other expenses.................................................................	—	(34)
Proceeds from issuance of common stock.............................	842	—
Dividends paid on mandatorily redeemable preferred stock...............................................................................	—	(352)

Net cash used in financing activities...................................	(95,515)	(87,001)

Net Increase in Cash and Cash Equivalents................................	(10,284)	47,353

Cash and Cash Equivalents – Beginning of Period.......................	189,892	120,930

Cash and Cash Equivalents – End of Period................................	$179,608	$168,283

Supplemental Cash Flow Information:
Interest paid........................................................................	$10,498	$5,717
Income taxes paid (including payments under our tax agreement with Continental Airlines, Inc.).....................	$68,470	$1,770

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            We are a regional U.S. air carrier engaged in the business of transporting passengers, cargo and mail.  Our principal asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as “Continental Express” (together, "ExpressJet", "we", "us" and "our").  All of our flying is currently performed on behalf of Continental Airlines, Inc. (“Continental”) pursuant to a capacity purchase agreement, and substantially all of our revenue is received under that agreement.  We provide all of Continental’s regional jet service out of New York/Newark, Houston and Cleveland and additional non-hub service to and from Mexico.  The capacity purchase agreement covers all of our existing fleet and all of our regional jets currently subject to firm aircraft orders.  We are economically dependent upon Continental for our operations and cash flows.

            The accompanying interim consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in our 2003 annual report on Form 10-K.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  The accounting estimates that require our most difficult and subjective judgments include, but are not limited to the assessment of the required accrual for any expected increase in cost related to new labor agreements as they become amendable; the valuation of inventory; and the estimation of our maintenance repair liability.  The actual results may differ from our estimates.

            The interim financial information is unaudited, but reflects all adjustments that are, in our opinion, necessary to provide a fair presentation of our financial results for the interim periods presented.  These adjustments are of a normal, recurring nature.  Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  These interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto contained in our 2003 annual report on Form 10-K.

Note 1 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Numerator for basic earnings per share – net income.............................................................................	$30,764	$27,811	$89,144	$80,280

Denominator for basic earnings per share – weighted average shares....................................................	54,236	58,069	54,212	62,001
Employee stock options..........................................................	—	63	11	4
Restricted stock.....................................................................	6	—	7	—

Denominator for diluted earnings per share – adjusted and assumed conversions.....................................	54,242	58,132	54,230	62,005

            We excluded 134,750 shares of restricted stock from the weighted average shares used in computing basic earnings per share for the three and nine months ended September 30, 2004, as these shares were not vested as of the end of these periods.

            Weighted average common shares outstanding for diluted earnings per share calculation includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and restricted stock.  We excluded the following common stock equivalents from our diluted earnings per share calculations, because their inclusion would have been anti-dilutive:

·

options to purchase 1.4 million and 1.1 million shares of our common stock for the three and nine months ended September 30, 2004, respectively, and 1.0 million shares for the three and nine months ended September 30, 2003.  These options' exercise prices were greater than the average market price of the common shares for the respective periods; and

·	123,250 shares of restricted stock for the three months ended September 30, 2004.

            We also excluded approximately 7.5 million shares of potential common stock equivalents related to our senior convertible notes from our computation of diluted earnings per share for the three and nine months ended September 30, 2004, and 4.6 million and 2.5 million shares for the three and nine months ended September 30, 2003, as these shares were not convertible under the terms of the notes.  We expect to include these shares in the calculation for diluted earnings per share by year end as a result of a new accounting pronouncement.  See “Note 6 – Recently Issued Accounting Standards” below for discussion of an accounting standard that was issued in October 2004 and will impact our diluted earnings per share calculation in the future.

Note 2 – Stock Plans and Awards

           We continue to account for our stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 - “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  We have two stock-based compensation plans: the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan (the “Incentive Plan”) and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”).

           The Incentive Plan permits us to grant stock options and restricted stock to our outside directors and our employees.  Under APB 25, if the exercise price of our stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.  Since our stock options have all been granted with exercise prices at fair market value, no compensation expense has been recognized under APB 25.  We recognize compensation expense related to our restricted stock in accordance with the provisions of APB 25.  The total compensation expense to be incurred for each restricted stock grant equals the product of the number of shares issued and the closing price of our common stock on the issuance date.  Under APB 25, we do not recognize compensation expense related to the ESPP.

            In 2004, our board of directors approved the issuance of 134,750 shares of restricted stock, net of forfeitures, as of September 30, 2004, to various employees and non-employee directors pursuant to the Incentive Plan.  Restricted shares granted to our employees vest ratably over a four-year period.  Restricted shares granted to our non-employee directors vest over six months.

            Under our ESPP, we issued 36,684 shares of our common stock at $12.75 per share during the first half of 2004 related to the purchase period from July to December 2003.  In July 2004, we issued 36,286 shares of our common stock at $10.32 per share related to the January to June 2004 purchase period.

           The following table illustrates the effect on net income and earnings per share assuming the compensation costs for our stock options, restricted stock and ESPP had been determined using the fair value method, prorated over the vesting periods at the grant dates, as required under Statement of Financial Accounting Standard No. 123 – “Accounting for Stock-Based Compensation” for the three and nine months ended September 30, 2004 and 2003 (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net income as reported.............................................................	$30,764	$27,811	$89,144	$80,280
Add: Total stock-based compensation expense included in reported net income, net of related tax effects................................................................	118	—	189	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect........................	(595)	(616)	(1,860)	(2,080)

Pro forma................................................................................	$30,287	$27,195	$87,473	$78,200

Basic earnings per share
As reported.........................................................................	$0.57	$0.48	$1.64	$1.29
Pro forma...........................................................................	$0.56	$0.47	$1.61	$1.26

Diluted earnings per share
As reported.........................................................................	$0.57	$0.48	$1.64	$1.29
Pro forma...........................................................................	$0.56	$0.47	$1.61	$1.26

            The pro forma effect on net income per share is not representative of the pro forma effects in future periods.

Note 3 – Note Payable to Continental

            At September 30, 2004, our note payable to Continental, including current maturities, had an outstanding balance of $98.8 million.  The note accrues interest based on the three-month LIBOR plus 1.25% per annum.  For the nine months ended September 30, 2004 and 2003, our average interest rates were 2.54% and 2.51%, respectively, which were below the agreed-upon interest rate caps under our note.

            The quarterly payment on the note for principal and interest is $27.9 million, payable through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full.  During 2003, we made discretionary prepayments of $83.3 million, of which a portion was due that year.  On September 30, 2004, we made a $54.2 million discretionary prepayment in addition to our required quarterly payment of $27.9 million.  The prepayment represents our December 31, 2004 and March 31, 2005 principal payments.  Total quarterly payments made during the nine months ended September 30, 2004 were $98.0 million, of which $94.4 million related to principal.  This includes the impact of reductions in scheduled quarterly payments as a result of prepayments made in prior years.  The note is an unsecured general obligation and is subordinated in right of payment to all of our future senior indebtedness.

Note 4 – Income Taxes

            At December 31, 2003, we had federal net operating loss carryforwards of approximately $60.7 million, which expire between 2007 and 2020.

            In conjunction with our initial public offering (“IPO”) in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third, and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these future payments depend solely on our ability to generate sufficient taxable income to realize the deferred tax assets associated with these tax benefits, they are recorded as an obligation to Continental within our deferred tax accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the IPO, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  During the nine months ended September 30, 2004, we made approximately $53.5 million of net payments to Continental under the tax agreement.  Net payments of approximately $4.4 million were made to us by Continental under the agreement during the nine months ended September 30, 2003.

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

            We believe that our IPO created a change in ownership limitation on the utilization of our federal tax attribute carryforwards, primarily net operating losses.  Section 382 of the Internal Revenue Code limits our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  This limitation did not have any impact on our financial condition for the nine months ended September 30, 2004 or 2003.

            Our tax agreement increases our dependence on Continental’s financial condition.  If it is determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes and/or penalties, then we could be adversely affected if Continental were to become insolvent, bankrupt, or otherwise unable to pay us under its indemnification for these amounts.

Note 5 – Commitments and Contingencies

Purchase Commitments and Contingencies

            As shown in the following table, our fleet consisted of 240 regional jets at September 30, 2004.  Our aircraft purchase commitments (orders) and aircraft options as of September 30, 2004 are also shown below.

Type	Total Leased Aircraft	Firm Orders	Options	Seats in Standard Configuration

Regional Jets:
ERJ-145XR.............	70	34	100	50
ERJ-145.................	140	—	—	50
ERJ-135.................	30	—	—	37

Total....................	240	34	100

            During the nine months ended September 30, 2004, we took delivery of 16 ERJ-145XR aircraft and will take delivery of the remaining 34 firm orders for ERJ-145 XR aircraft through the second quarter of 2006.  As of September 30, 2004, the estimated aggregate cost of our firm commitments for Empresa Brasileira de Aeronautica S.A. (“Embraer”) aircraft was approximately $0.7 billion, which relates to delivery of aircraft through 2006.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  We also have options to purchase an additional 100 Embraer regional jets.  During the first quarter of 2004, we extended the exercise period of these options from 2005-2008 to 2006-2009 at no cost.

            In addition, we expect to purchase up to three spare engines for approximately $8.3 million to support our existing aircraft and the remaining 34 aircraft on firm order.  We anticipate the delivery of these spare engines through December 2005.  We currently have no financing in place for these spare engines and have no obligation to acquire these engines if for any reason the firm order aircraft are not delivered to us.

            In June 2004, one of our engines under operating lease with Continental was damaged beyond repair while the aircraft was on ground.  As a result, we paid Continental $1.9 million to purchase the engine on an “as is” basis.  We recorded the purchase of this damaged engine in other operating expenses.  As a result of this incident, we are obligated to obtain a replacement for the damaged engine to satisfy the spare engine requirements under our maintenance agreement with Rolls-Royce Corporation.

            In September 2004, we amended our contract with Rolls-Royce to extend the coverage of our existing engine maintenance contract to include line replaceable units and minor foreign object damage for our existing aircraft and the remaining aircraft on firm order.  Rolls-Royce provides engine maintenance services for us on a cost-per-flight-hour basis.  In May 2004, we signed a letter of intent to execute this contract and began accounting for our maintenance, materials and repairs expense in accordance with the terms of this agreement at that time.

Collective Bargaining Agreements

            Approximately 68% of our employees are covered by collective bargaining agreements.  As contracts become amendable, it is our policy to accrue for any expected increase in cost related to the new contracts.  The actual outcome could differ from our estimates.

            In September 2004, our maintenance technicians, represented by the International Brotherhood of Teamsters, ratified an agreement, which becomes amendable on August 1, 2009.  The agreement currently covers approximately 1,000 employees, and the wage increase applies retroactively to the amendable date.  In addition, our dispatchers, represented by the Transport Workers Union, ratified an agreement, which becomes amendable in July 2009.  This agreement covers 74 employees.  The ratification of these contracts did not have a material effect on our results of operations.

            In October 2004, we reached a tentative four-year agreement, from the date of signing, with our pilots, represented by the Air Line Pilots Association, International (“ALPA”).  The current agreement became amendable in October 2002.  The tentative agreement will require ratification by a vote of approximately 2,100 ALPA members.  We have accrued for the expected increase in cost related to this tentative agreement.  However, until ratification and individual components of the calculation are finalized, the actual cost could differ from our estimates.

            The collective bargaining agreement with our flight attendants, represented by the International Association of Machinists and Aerospace Workers, will become amendable in December 2004.  Negotiations had not begun as of September 30, 2004.

General Guarantees and Indemnifications

            During the first half of 2004, we recorded $4.0 million in other operating expenses relating to a claim by Continental for indemnification under the capacity purchase agreement for costs incurred during the post-retirement storage of certain turboprop aircraft engines.  We paid Continental $4.0 million in June 2004 as full and final satisfaction of this matter.

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

Note 6 – Recently Issued Accounting Standards

            On September 30, 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-08 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”), which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share.  Contingently convertible debt instruments are financial instruments that include a contingent feature, such as when the debt is convertible into common shares of the issuer only after the issuer's common stock price has exceeded a predetermined threshold for a specified time period.  Prior to the new consensus, most issuers, including us, excluded the potential dilutive effect of the conversion feature from diluted earnings per share until the contingency threshold is met.  EITF 04-08 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met.  This change does not impact net income; only the related per share amounts are impacted.  The Financial Accounting Standards Board ratified this consensus in October 2004, and the new rules will be effective for reporting periods ending after December 15, 2004.

            We will adopt EITF 04-08 as of December 31, 2004 and will restate the computations of earnings per share for prior periods.  In accordance with the consensus, we will include the assumed conversion of our senior convertible notes in our diluted earnings per share calculation.  We expect these changes to reduce our diluted earnings per share by, on average, approximately five cents per share each quarter beginning in the third quarter of 2003.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The various sections of the management’s discussion and analysis contain a number of forward-looking statements, all of which are based on current expectations and could involve a number of risks and uncertainties.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to: our dependence on our capacity purchase agreement with Continental Airlines, Inc. (“Continental”); our dependence on Continental’s financial and operational strength; our high leverage; labor costs and relations, including the results of union contract negotiations; flight disruptions as a result of operational matters; our ability to implement our growth strategy; certain tax matters; the costs and other effects of enhanced security measures and other possible Federal Aviation Administration requirements; competition and industry conditions; and the seasonal nature of the airline business.  For further discussion of these risks, please see the “Risk Factors” section in our 2003 annual report on Form 10-K.  The statements in this report are made as of October 21, 2004, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All our SEC filings are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

Recent Events

            Fleet.  During the three months ended September 30, 2004, we took delivery of five new ERJ-145XR aircraft.  These 50-seat regional jets are capable of flights of approximately 1,500 miles.  With these deliveries, our current fleet consists of 70 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  The operational capabilities of our aircraft allow Continental to extend service from its major hubs and certain other locations to more distant and smaller communities.  Our block hours increased 17.2% during the three months ended September 30, 2004, as compared to the same period in 2003.

            Labor.  Approximately 68% of our employees, representing four distinct groups, are covered by collective bargaining agreements.  As contracts become amendable, it is our policy to accrue for any expected increase in cost related to the new contracts.  The actual outcome could differ from our estimates.

            In September 2004, our maintenance technicians, represented by the International Brotherhood of Teamsters, ratified an agreement, which becomes amendable August 1, 2009.  The agreement currently covers approximately 1,000 employees, and the wage increase applies retroactively to the amendable date.  In addition, our dispatchers, represented by the Transport Workers Union, ratified an agreement, which becomes amendable in July 2009.   This agreement covers 74 employees.  The ratification of these contracts did not have a material effect on our results of operations.

            In October 2004, we reached a tentative four-year agreement, from the date of signing, with our pilots, represented by the Air Line Pilots Association, International (“ALPA”).  The current agreement became amendable in October 2002.  The tentative agreement will require ratification by a vote of approximately 2,100 ALPA members.  We expect the vote to be completed during the fourth quarter.  We have accrued for the expected increase in cost related to this tentative agreement.  However, until ratification and individual components of the calculation are finalized, the actual cost could differ from our estimates.

            The collective bargaining agreement with our flight attendants, represented by the International Association of Machinists and Aerospace Workers, will become amendable in December 2004.  We expect to begin negotiations with our flight attendants in November 2004.

            Cost-saving Initiatives.  In August 2004, we eliminated approximately 85 management and clerical positions through staff reductions and the withdrawal of unfilled positions to allow us to remain competitive.  Total severance paid related to this reduction in work force was $0.1 million.  We expect these reductions to generate approximately $3.8 million annual, pretax, cost savings going forward.  As a result of our capacity purchase agreement with Continental, we expect these savings to reduce our pretax income in the future by approximately $0.4 million annually.

            Relationship with Continental.  Continental currently owns 30.8% of our outstanding common stock and the sole share of our special voting preferred stock.  On July 15, 2004, the two remaining Continental executives on our board of directors resigned, and Continental designated two other directors to fill these vacancies pursuant to its rights under our special voting preferred stock.  Under the special voting preferred stock, Continental has designated three directors to our board of directors, and thus can influence many of our corporate decisions.

            In June 2004, one of our engines under operating lease with Continental was damaged beyond repair while the aircraft was on ground.  As a result, we paid Continental $1.9 million to purchase the engine on an “as is” basis.  We recorded the purchase of this damaged engine in other operating expenses.  As a result of this incident, we are obligated to obtain a replacement for the damaged engine to satisfy the spare engine requirements under our maintenance agreement.

            Recently, Continental announced that we will begin daily nonstop service in the fourth quarter between Los Angeles International Airport and three Mexican destinations, Aquascalientes, Leon-Guanajuato and Morelia, pending government approval.

Outlook

            Business Strategy.  We believe that maintaining our low-cost structure is essential to preserving our relationship with Continental and pursuing future growth opportunities.  In addition, we continue to analyze opportunities to leverage our 50-seat regional jets and the feasibility of expanding our fleet to include other aircraft types.  Although conditions continue to deteriorate in the airline industry, we believe that positive opportunities will present themselves, and our goal is to be prepared to take advantage of them when possible.

            Our Dependence on Continental.  We receive substantially all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us specified rates per scheduled block hour by aircraft, together with certain incentive payments and reimbursements. The current U.S. domestic network carrier financial environment continues to be the worst in history and could deteriorate further.  Continental announced that its current cost structure is not competitive due to weak domestic yield environment caused in large part by the fierce competition from low-cost carriers and fuel prices at twenty-year highs.  Additionally, many of the other network carriers have used bankruptcy or the threat of bankruptcy to reduce their costs significantly, and may continue to restructure their costs downward.

            In September 2004, Continental announced that it had identified an additional $200 million in annual pretax cost savings in order to reduce the gap between revenues and expenses.  A majority of the cost-saving initiatives stem from the reduction of approximately 425 management and clerical positions through staff reductions, attrition and the elimination of unfilled positions.  Coupled with previously announced revenue-generating and cost-saving initiatives, Continental expects approximately $1.1 billion in pretax run-rate benefits.  Despite its cost-cutting and revenue-generating measures, Continental reported that its cost structure may not be competitive over the long-term and that it expects to incur a substantial loss in 2004.  Absent additional adverse factors due to external influences such as additional terrorist attacks, hostilities involving the United States or further record-setting fuel prices, Continental indicated that it believes its current liquidity will be sufficient to fund its current operations and other financial obligations through 2005.  However, beyond such time, if the current financial environment for network carriers continues and/or Continental cannot implement additional revenue-generating, cost-cutting and other cash-generating measures beyond those previously announced, Continental may not be able to maintain adequate liquidity for its operations and debt service beyond 2005.

            The factors described above could cause Continental to further downsize its operations and further reduce expenses.  Under the capacity purchase agreement, Continental has the ability to reduce its level of commitment and/or utilization of our aircraft.  Currently, Continental can provide, at any time, 12-months’ notice of its intention to reduce the number of aircraft covered by the agreement.  Under this provision, Continental is entitled to decline capacity with respect to any regional jets subject to our firm orders that Empresa Brasileira de Aeronautica S.A. (“Embraer”) has not yet delivered to us as of the effective date and up to 25%, over any rolling three-year period, of our delivered aircraft under an agreed methodology.  If Continental reduces its commitment and/or utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  There can be no assurance that such circumstances will not occur in the future.

            Rate Resetting Process under the Capacity Purchase Agreement.  In July 2004, we began negotiating with Continental to adjust the scheduled block hour rates for 2005 as required under the capacity purchase agreement.  Under this agreement, we receive payment for each scheduled block hour in accordance with a formula designed to provide us with a target operating margin of 10.0%.

            We have substantially completed the rate negotiations for 2005 and have an agreement in principle with Continental to amend the capacity purchase agreement with respect to certain matters, including to cap the ceiling of our prevailing margin as defined in the capacity purchase agreement at 10.0%.  We also expect to include actual labor cost performance in the calculation of this new ceiling.  Additionally, in 2005 we will only be required to pay Continental a penalty for controllable completion factors below 99.5% instead of using our rapidly rising benchmark, which is expected to exceed 99.5% by 2006.  We believe that these changes will not have a material effect on our projected financial results in 2005 since we have been anticipating our target operating margin for 2005 and beyond at approximately 10.0%.

            We seek to provide low-cost regional jet service and continue to work with Continental to identify ways to lower our costs.  As this occurs, our results from operations could be adversely affected when compared to historical results since our operating revenue is determined based on our underlying costs.

            Our Liquidity.  As of September 30, 2004, we had $179.6 million in cash, excluding $6.3 million in restricted cash, which is used as collateral for our workers’ compensation coverage, and our cash flows from operations were sufficient to cover our capital resource and liquidity requirements.  In addition to our quarterly payment of $27.9 million under our note payable to Continental, on September 30, 2004, we made a $54.2 million discretionary prepayment, which comprised our December 31, 2004 and March 31, 2005 principal payments.

            As our collective bargaining agreements become amendable (as described above), we accrue for any expected increase in cost related to the new agreements.  When the agreements are ratified and become effective, our cash flows from operations may significantly decrease as a result of entering into and settling obligations under these agreements; however, we believe these settlements will not adversely impact our ability to maintain adequate liquidity.

            Recently Issued Accounting Standards.   On September 30, 2004, the Emerging Issues Task Force reached a consensus on Issue No. 04-08 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”), which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share.  Contingently convertible debt instruments are financial instruments that include a contingent feature, such as when the debt is convertible into common shares of the issuer only after the issuer's common stock price has exceeded a predetermined threshold for a specified time period.  Prior to the new consensus, most issuers, including us, excluded the potential dilutive effect of the conversion feature from diluted earnings per share until the contingency threshold is met.  EITF 04-08 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met.  This change does not impact net income; only the related per share amounts are impacted.  The Financial Accounting Standards Board ratified this consensus in October 2004, and the new rules will be effective for reporting periods ending after December 15, 2004.

            We will adopt EITF 04-08 as of December 31, 2004 and will restate the computations of earnings per share for prior periods.  In accordance with the consensus, we will include the assumed conversion of our senior convertible notes in our diluted earnings per share calculation.  We expect these changes to reduce our diluted earnings per share by, on average, approximately five cents per share each quarter beginning in the third quarter of 2003.

            For additional discussion of some of the above factors, please see the “Overview” section of “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our 2003 annual report on Form 10-K.

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2004 when compared to the corresponding periods ended September 30, 2003.

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

            The following table sets forth information regarding our operating expense components.  Individual operating expense components are expressed as a percentage of our total operating revenues and as cost per available seat mile (“ASM”).

	Three Months Ended September 30,

	2004			2003

	Amount	Percent of Revenue	Cost of ASM	Amount	Percent of Revenue	Cost of ASM

	(In thousands)		(In cents)	(In thousands)		(In cents)
Wages, salaries and related costs............	$82,960	21.5%	3.08	$73,703	21.4%	3.25
Aircraft rentals........................................	71,565	18.6%	2.66	64,205	18.7%	2.83
Aircraft fuel and related taxes...................	48,336	12.5%	1.79	41,305	12.0%	1.82
Maintenance, materials and repairs...........	40,251	10.4%	1.49	33,508	9.8%	1.48
Ground handling......................................	27,412	7.1%	1.02	23,614	6.9%	1.04
Other rentals and landing fees..................	23,844	6.2%	0.88	27,267	7.9%	1.20
Outside services.....................................	6,044	1.6%	0.22	5,829	1.7%	0.26
Depreciation and amortization..................	6,027	1.6%	0.22	5,265	1.5%	0.23
Aircraft related and other insurance...........	2,278	0.6%	0.08	1,987	0.6%	0.09
Other operating expenses........................	25,318	6.5%	0.96	19,967	5.8%	0.87

	$334,035	86.6%	12.40	$296,650	86.3%	13.07

            Although most of the individual expense components increased during the three months ended September 30, 2004, compared to the same period in 2003, the table above demonstrates increased efficiencies in our operations based on cost per ASM.  We have grown by 18.8%, as measured by ASMs, while our costs per ASM have in general decreased as we continue to operate more efficiently.

General

            Our 13.4% operating margin during the third quarter of 2004 included the benefits of productivity savings related to labor and $2.9 million in performance incentive payments derived from the capacity purchase agreement.  The performance incentive payments were made to us primarily due to our high controllable completion factor (which excludes weather and air traffic control cancellations) of 99.9% for the three months ended September 30, 2004 as compared to our historical benchmark controllable completion factor of 98.9%.

            During the three months ended September 30, 2004 and 2003, our actual costs were lower than the estimates used in the billable block hour rates.  The favorable results were primarily due to savings in maintenance, materials and repairs, passenger servicing costs and other operating expenses.  Consequently, during the three months ended September 30, 2004 and 2003 we made reconciliation payments to Continental totaling $14.0 million and $10.0 million, respectively, as our prevailing margin exceeded 11.5%.  As a result of the rate resetting process for 2005, we expect our future operating margin to be closer to our target contractual operating margin of 10%.

Operating Expenses

            As our operations have grown, our direct labor groups such as pilots, flight attendants and maintenance technicians have increased proportionally.  This larger work force and increases in wage rates under our collective bargaining agreements have resulted in increased wages, salaries and related costs.  In August 2004, we eliminated over 10% of our management and clerical positions through staff reductions and the withdrawal of unfilled positions to allow us to remain competitive.  We expect these reductions to generate $3.8 million annual, pretax, cost savings going forward.

            The increase in aircraft fuel expense and related taxes during the three months ended September 30, 2004, compared to the same period in 2003, was due to a 17.1% increase in fuel consumption as a result of higher block hours flown.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price and fuel tax equal to the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.  Our caps on fuel and fuel tax are 66.0 cents and 5.2 cents per gallon, respectively, for both 2004 and 2003.  Until the termination of the capacity purchase agreement and the fuel purchase agreement, our future fuel expense related to all aircraft covered under the capacity purchase agreement will be the lower of the actual cost of fuel and fuel tax or 71.2 cents per gallon.

            Approximately $7.8 million of the increase in maintenance, materials and repairs during the three months ended September 30, 2004, compared to the same period in 2003, was due to a 16.8% increase in flight hours and a 19.2% increase in rate per flight hour related to our power-by-the-hour contracts.  The rate per flight hour increase is mainly attributed to a higher number of power-by-the-hour contracts in place in 2004.  For the three months ended September 30, 2004, approximately 70.0% of our maintenance, materials and repairs cost consist of power-by-the-hour expenses versus approximately 60.0% for the same period in 2003.  As a result of increased coverage under our power-by-the-hour contracts, our airframe repairs and engine repair costs decreased by approximately $2.5 million.  The remaining change in maintenance, materials and repairs was due to an increase in general maintenance expense and overhead to support the continuing growth of our fleet.

            The decrease in other rentals and landing fees during the three months ended September 30, 2004, when compared to the same period in 2003, was primarily due to a $6.5 million decrease in our terminal facility rents as a result of an amendment to our master facility and ground handling agreement in November 2003.  See “Item 1.  Business. Capacity Purchase and Other Agreements with Continental” in our 2003 annual report on Form 10-K for a more detailed discussion of the impact of this amendment.  This decrease was partially offset by a $3.0 million increase in landing fees as a result of a 12.0% increase in landing weights and a 20.6% increase in rates per landing weight mostly due to higher rates at one of our hubs.

            The increase in other operating expenses is primarily due to the following:

·	a $1.5 million increase in property taxes, primarily as a result of growth in our fleet;
·	a $1.5 million increase in crew related charges, such as per diem and hotel cost, as a result of increased flight operations; and
·

a $0.9 million increase in passenger screening fees primarily because we no longer receive relief for security fees under the Emergency Wartime Supplemental Appropriation Act of 2003 (the “Wartime Act”).

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

            The following table sets forth information regarding our operating expense components.  Individual operating expense components are expressed as a percentage of our total operating revenues and as cost per ASM.

	Nine Months Ended September 30,

	2004			2003

	Amount	Percent of Revenue	Cost of ASM	Amount	Percent of Revenue	Cost of ASM

	(In thousands)		(In cents)	(In thousands)		(In cents)
Wages, salaries and related costs............	$239,434	21.4%	3.11	$209,000	21.5%	3.42
Aircraft rentals........................................	208,766	18.6%	2.71	182,911	18.8%	2.99
Aircraft fuel and related taxes...................	138,381	12.3%	1.80	112,023	11.5%	1.83
Maintenance, materials and repairs...........	115,066	10.3%	1.49	96,657	10.0%	1.58
Ground handling......................................	78,552	7.0%	1.02	65,824	6.8%	1.08
Other rentals and landing fees..................	66,494	5.9%	0.86	74,983	7.7%	1.23
Outside services......................................	22,721	2.0%	0.30	21,939	2.3%	0.36
Depreciation and amortization...................	17,623	1.6%	0.23	14,911	1.5%	0.24
Aircraft related and other insurance...........	7,228	0.6%	0.09	4,076	0.4%	0.07
Security fee reimbursement......................	—	—	—	(3,034)	(0.3%)	(0.05)
Other operating expenses........................	75,879	6.9%	0.99	55,792	5.8%	0.92

	$970,144	86.6%	12.60	$835,082	86.0%	13.67

            Although most of the individual expense components increased during the nine months ended September 30, 2004, compared to the same period in 2003, the table above demonstrates increased efficiencies in our operations based on cost per ASM.  We have grown by 26.0%, as measured by ASMs, while our costs have in general decreased as we continue to operate more efficiently.

General

            Our 13.4% operating margin during the nine months ended September 30, 2004 included the benefits of productivity savings related to labor and $9.4 million in performance incentive payments derived from the capacity purchase agreement.  The performance incentive payments were made to us primarily due to our high controllable completion factor of 99.9% for the nine months ended September 30, 2004 as compared to our historical benchmark controllable completion factor of 98.8%.

            During the nine months ended September 30, 2004 and 2003, our actual costs were lower than the estimates used in the block hour rates.  The favorable results were primarily due to savings in maintenance, materials and repairs, passenger servicing costs and other operating expenses.  Consequently, during the nine months ended September 30, 2004 and 2003 we made reconciliation payments to Continental totaling $44.3 million and $20.7 million, respectively, as our prevailing margin exceeded 11.5%.

Operating Expenses

            As our operations have grown, our direct labor groups such as pilots, flight attendants and maintenance technicians have increased proportionally.  This growth in our work force and increases in wage rates under our collective bargaining agreements increased our wages by $23.7 million and employee benefit costs by $6.3 million during the nine months ended September 30, 2004 when compared to the same period in 2003.

            The increase in aircraft fuel expense and related taxes during the nine months ended September 30, 2004 over the same period in 2003 was due to a 23.6% increase in fuel consumption as a result of increased flying.

            Approximately $22.1 million of the increase in maintenance, materials and repairs during the nine months ended September 30, 2004, compared to the same period in 2003, was due to a 23.3% increase in flight hours and a 13.7% increase in rate per flight hour related to our power-by-the-hour contracts.  For the nine months ended September 30, 2004, approximately 67.0% of our maintenance, materials and repairs cost consist of power-by-the-hour expenses versus approximately 57.0% for the same period in 2003.  As a result of increased coverage under our power-by-the-hour contracts, our airframe repairs and engine repair costs decreased by approximately $6.1 million.  The remaining change in maintenance, materials and repairs was due to an increase in general maintenance expense to support the continuing growth of our fleet.

            The decrease in other rentals and landing fees during the nine months ended September 30, 2004 when compared to the same period in 2003 was primarily due to a $17.7 million decrease in our terminal facility rents.  The decrease was partially offset by a $8.7 million increase in landing fees as a result of a 15.5% increase in landing weights and a 13.4% increase in rates per landing weight at various airport facilities.

            In May 2003, we received $3.0 million in reimbursements of security fees under the Wartime Act.  However, as the reimbursements we received under this relief package represent fully reconciled costs under the capacity purchase agreement, we distributed 100% of the funds received to Continental.  No such reimbursement was received in 2004.

            The increase in other operating expenses resulted primarily from:

·	a $5.3 million increase in property taxes, primarily as a result of growth in our fleet;
·

the $4.0 million charge for the settlement of a claim by Continental for indemnification under the capacity purchase agreement as described in “Note 5 – Commitments and Contingencies” in Notes to Consolidated Financial Statements;

·	a $4.5 million increase in crew related charges, such as per diem and hotel cost, as a result of increased flight operations;
·	a $2.3 million increase in passenger screening fees primarily because we no longer receive relief for security fees under the Wartime Act; and
·	the $1.9 million we paid to Continental to purchase a damaged engine on an “as is” basis.

Nonoperating Expenses

            Our interest expense primarily relates to:

·	our 4.25% senior convertible notes due 2023;
·	our note payable to Continental;
·	our loan agreement with Export Development Canada (“EDC”); and
·	our Series A Mandatorily Redeemable Preferred Stock.

The increase in interest expense during the nine months ended September 30, 2004, compared to the same period in 2003, was mainly due to higher interest expense of $3.5 million related to our senior convertible notes that were issued in August 2003.  This increase was partially offset by a decrease in interest expense related to our note payable to Continental, primarily due to the decline in the average outstanding balance of the note from $282.5 million for the nine months ended September 30, 2003 to $188.7 million for the nine months ended September 30, 2004.

Certain Statistical Information

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended September 30,
			Increase/ (Decrease)
	2004	2003

Revenue passenger miles (millions) (1) ...................................	1,999	1,605	24.5%
Available seat miles (millions) (2) ...........................................	2,695	2,269	18.8%
Passenger load factor (3) ......................................................	74.2%	70.7%	3.5	pts
Block hours (4) ....................................................................	186,539	159,150	17.2%
Departures .........................................................................	103,994	93,151	11.6%
Operating cost per available seat mile (cents).........................	12.40	13.07	(5.1%)
Operating cost per block hour (dollars) ..................................	1,791	1,864	(3.9%)
Average fuel cost, including fuel taxes, per available seat mile (cents) (5) .............................................	1.79	1.82	(1.6%)
Average price per gallon of fuel including fuel taxes (cents) (5) ...............................................................	71.20	71.20	—
Fuel gallons consumed (millions)..........................................	67.9	58.0	17.1%
Average length of aircraft flight (miles)....................................	533	502	6.2%
Actual aircraft in fleet at end of period....................................	240	218	10.1%
Average daily utilization of each aircraft (6) .............................	8 hr 33 min	8 hr 4 min	6.1%
Controllable completion factor (7) ...........................................	99.9%	99.7%	0.2	pts
Completion factor.................................................................	98.2%	97.9%	0.3	pts

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles represent the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)

Fuel cost used in the calculations includes cost of fuel and related fuel tax.  We incur fuel expense and fuel tax equal to the lower of the actual cost or an agreed-upon cap of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.

(6)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated (from gate departure to gate arrival).
(7)	Controllable completion factor is the actual number of completed flights, plus flights cancelled due to weather and air traffic control, divided by the number of scheduled flights.

	Nine Months Ended September 30,
			Increase/ (Decrease)
	2004	2003

Revenue passenger miles (millions) (1)....................................	5,447	4,139	31.6%
Available seat miles (millions) (2)............................................	7,697	6,109	26.0%
Passenger load factor (3) ......................................................	70.8%	67.8%	3.0	pts
Block hours (4) .....................................................................	539,695	432,962	24.6%
Departures ..........................................................................	300,883	261,605	15.0%
Operating cost per available seat mile (cents).........................	12.60	13.67	(7.8%)
Operating cost per block hour (dollars) ..................................	1,798	1,929	(6.8%)
Average fuel cost, including fuel taxes, per available seat mile (cents) (5)..............................................	1.80	1.83	(1.6%)
Average price per gallon of fuel including fuel taxes (cents) (5).................................................................	71.20	71.20	—
Fuel gallons consumed (millions)...........................................	194.4	157.3	23.6%
Average length of aircraft flight (miles)....................................	525	482	8.9%
Actual aircraft in fleet at end of period.....................................	240	218	10.1%
Average daily utilization of each aircraft (6) ..............................	8 hr 31 min	7 hr 45 min	9.8%
Controllable completion factor (7) ...........................................	99.9%	99.8%	0.1	pts
Completion factor.................................................................	98.4%	98.2%	0.2	pts

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles represent the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
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

Future Costs

            As a low-cost regional jet provider, we remain committed to providing competitively priced service by controlling our costs through cost-saving initiatives; however, we believe that our costs may still increase in the future due to:

·

changes in wages, salaries and related fringe benefit costs.  We have reached a tentative agreement with our pilots, which will require ratification by approximately 2,100 ALPA members, and our collective bargaining agreement with our flight attendants becomes amendable in December 2004.  At this time we cannot predict the final outcome.  Additionally, we believe that our fringe benefit costs may change due to rising health care costs;

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

In the short-term, higher costs will generate higher revenues; however, in the long-run, failure to control our costs would prevent us from remaining competitive and limit our opportunities to attract additional partners or to take advantage of opportunities as they present themselves.

LIQUIDITY AND CAPITAL COMMITMENTS

Operating Activities

            Our primary source of liquidity is the cash flow provided by our operations.  For the nine months ended September 30, 2004 and 2003, our operations provided $115.5 million and $170.8 million, respectively, in cash flow.  Although our operations, as measured by ASMs, grew over 26.0%, our costs have not increased ratably due to our efforts to exploit the efficiency of our all-jet fleet with almost 100% commonality from the engines to the flight deck.  We continuously endeavor to provide cost-effective services to Continental.  However, we cannot ensure that our future costs will not increase significantly due to factors beyond our control.  As our collective bargaining agreements become amendable (as described previously), we accrue for any expected increase in cost related to the new agreements.  When the contracts are ratified and become effective, our cash flows from operations may significantly decrease as a result of settling these obligations, however, we believe these settlements will not adversely impact our ability to maintain adequate liquidity.

Investing Activities

            During the nine months ended September 30, 2004, we spent $30.6 million on flight and ground equipment.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to software application and automation projects, facility improvements, maintenance and ground equipment) to be approximately $10.9 million, in order to support our planned fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

            In September 2004, we purchased seven engines from Continental for $1.9 million each.  These engines were previously under operating leases with Continental.  One of the engines purchased was the engine damaged beyond repair while on the ground in June 2004.  The total purchase price of $13.3 million was paid in September 2004 of which $1.9 million was reported as cash outflow from operating activities.

Financing Activities

            During the nine months ended September 30, 2004, we met all our debt requirements.  In addition to our required quarterly payment of $27.9 million, on September 30, 2004, we made a $54.2 million discretionary prepayment on our note payable to Continental, which comprised our December 31, 2004 and March 31, 2005 principal payments.  We also issued 72,970 shares of our common stock in 2004 pursuant to our employee stock purchase plan.  The total proceeds received were $0.8 million.

            There is no covenant under any of our long-term debt agreements that restricts our ability to undertake additional debt or equity financing.

            We expect to fund our future capital commitments through internally generated funds together with general financings and aircraft financing transactions.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments in the future.

Purchase Commitments and Contingencies

            As of September 30, 2004, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $0.7 billion, which relates to delivery of an additional 34 aircraft through 2006.  In addition, we expect to purchase up to three spare engines for approximately $8.3 million to support our existing aircraft and the remaining aircraft on firm order. We anticipate the delivery of these spare engines through December 2005.  We also have options to purchase an additional 100 Embraer regional jets.  During the first quarter of 2004, we extended the exercise period of these options from 2005-2008 to 2006-2009 at no cost.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  We currently have no financing in place for these spare engines and have no obligation to acquire them if for any reason the firm order aircraft are not delivered to us.

            In June 2004, one of our engines under operating lease with Continental was damaged beyond repair while the aircraft was on ground.  As a result, we paid Continental $1.9 million to purchase the engine on an “as is” basis.  We recorded the purchase of this damaged engine in other operating expenses.  As a result of this incident, we are obligated to obtain a replacement for the damaged engine to satisfy the spare engine requirements under our maintenance agreement with Rolls-Royce Corporation.

            In September 2004, we amended our contract with Rolls-Royce to extend the coverage of our existing engine maintenance contract to include line replaceable units and minor foreign object damage for our existing aircraft and the remaining aircraft on firm order.  Rolls-Royce provides engine maintenance services for us on a cost-per-flight-hour basis.  In May 2004, we signed a letter of intent to execute this contract and began to account for our maintenance, materials and repairs expense in accordance with the terms of this agreement at that time.

Aircraft Leases

            We have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2020.  As of September 30, 2004, our expected total minimum annual rental payments for the full year 2004 under current and future non-cancelable aircraft operating leases are approximately $281.5 million, net of deferred credits amortized.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.

General Guarantees and Indemnifications

            During 2004, we recorded $4.0 million in other operating expenses relating to a claim by Continental for indemnification under the capacity purchase agreement for costs incurred during the post-retirement storage of certain turboprop aircraft engines.  We paid Continental $4.0 million in June 2004 as full and final satisfaction of this matter.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Aircraft Fuel

            Effective January 1, 2001, we entered into our capacity purchase agreement with Continental, which expires December 31, 2010 (subject to extensions by Continental through 2030 and its right to terminate the agreement without cause after January 1, 2007 upon 12 months’ notice or at any time for cause), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.  For the nine months ended September 30, 2004 and 2003, our cost of fuel was 71.2 cents per gallon, including fuel tax.  If the fuel agreement with Continental were not in place, our fuel cost, including related taxes, would have been $1.14 and $0.93 per gallon for the nine months ended September 30, 2004 and 2003.

Interest Rates

            As of September 30, 2004, we had firm commitments to acquire 34 Embraer regional jets, which we expect to lease from Continental.  Changes in interest rates could impact our actual cost for the related leasing transactions in the future.  However, the capacity purchase agreement provides that our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential interest rate exposure with respect to our loan agreement with EDC, which bears interest at the six-month LIBOR plus 1.75% per annum, and our note payable to Continental, which bears interest at the three-month LIBOR plus 1.25% per annum capped at 5.4% in 2003 and 6.7% in 2004.  Beyond 2004, there is no cap on the interest rate.  The interest rates applicable to these variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates up to the capped rate or by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $1.6 million and $2.2 million in interest expense for the nine months ended September 30, 2004 and 2003.  However, we believe that interest rate increases on our variable rate, long-term debt would be offset by increases in interest income.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

            As of September 30, 2004, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $128.7 million based upon quoted market prices.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates.  Based on this hypothetical assumption, the fair value of our fixed-rate debt would have been approximately $132.3 million as of September 30, 2004.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

               None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

               None.

Item 3.    Defaults Upon Senior Securities.

               None.

Item 4.    Submission of Matters to a Vote of Security Holders.

               None.

Item 5.    Other Information.

               None.

Item 6.    Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-64808)).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.1	Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and each of our non-employee directors. (1)
10.2	Third Amendment to the Amended and Restated Capacity Purchase Agreement among the Company, XJT Holdings, Inc., ExpressJet Airlines, Inc. and Continental Airlines, Inc. dated September 28, 2004. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (1)
32.1	Section 1350 Certification by Chief Executive Officer. (2)
32.2	Section 1350 Certification by Chief Financial Officer. (2)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: October 21, 2004	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 21, 2004	/s/ Phung Ngo-Burns
Phung Ngo-Burns Staff Vice President Finance and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-64808)).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.1	Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and each of our non-employee directors. (1)
10.2	Third Amendment to the Amended and Restated Capacity Purchase Agreement among the Company, XJT Holdings, Inc., ExpressJet Airlines, Inc. and Continental Airlines, Inc. dated September 28, 2004. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (1)
32.1	Section 1350 Certification by Chief Executive Officer. (2)
32.2	Section 1350 Certification by Chief Financial Officer. (2)

(1) Filed herewith.
(2) Furnished herewith.