Form 10-K
period 2004-12-31
EXPRESSJET HOLDINGS INC
filed 2005-03-15
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number 1-31300
EXPRESSJET HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	76-0517977 (IRS Employer Identification No.)

1600 Smith Street, Dept. HQSCE Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

713-324-2639 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to section 12 (g) of the Act: None

                Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

                The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $659.6 million as of June 30, 2004.

As of March 10, 2005, 54,409,428 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                Certain information called for by Part III of Form 10-K (other than Item 12 as to information required by Item 201(d) of Regulation S-K) is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2004.

PART I

Item 1.    Business

                ExpressJet Holdings, Inc. and its wholly owned subsidiaries, XJT Holdings, Inc. and ExpressJet Airlines, Inc. (which operates as Continental Express), are collectively referred to in this report as "ExpressJet," "we" and "us" except as otherwise noted.

                Our website address is www.expressjet.com.  In addition to other information, you may view the following materials on our website, free of charge:

•	our reports and other filings with the Securities and Exchange Commission ("SEC"), which are available as soon as reasonably practicable after we file them with, or furnish them to, the SEC;
•	the Corporate Governance Guidelines adopted by our board of directors establishing the general policies by which the board operates;
•	the charters of the principal standing committees of the board: the Audit Committee, the Human Resources Committee and the Nominating and Corporate Governance Committee; and
•	the Principles of Conduct, which is our code of business conduct and ethics applicable to all of our directors and employees.

Stockholders may print a copy of any of the foregoing materials from our website or may request a copy from the Secretary of the company by writing to the address on the cover of this report.

                As described in the Principles of Conduct, we have established means for our employees to report concerns of questionable accounting, auditing and other business practices to our Director of Internal Audit and to the Chair of the Audit Committee of our board.  One way for them to do this is through the following email address: xjtinternalaudit@expressjet.com.  Persons desiring to communicate with the independent members of our board of directors may do so through this address.

                On May 5, 2004, our Chief Executive Officer provided his annual certification to the New York Stock Exchange ("NYSE") that he was not aware of any violation by the company of the NYSE’s corporate governance listing standards.  In addition, our Chief Executive Officer and our Chief Financial Officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this report.

Forward-Looking Statements

                This report contains forward-looking statements.  Statements in the "Business," "Properties" and "Management’s Discussion and Analysis of Financial Condition and Results of Operation" sections of this report, together with other statements including words such as "believes," "intends," "plans," "anticipates," "estimates," "projects," "expects" or similar expressions represent forward-looking statements that are based on management’s expectations in light of facts known by management on the date this report was filed with the SEC.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results and capacity include, but are not limited to:  our dependence on our capacity purchase agreement with Continental Airlines, Inc. ("Continental"); our dependence on Continental’s financial and operational stability; our aircraft and facility leases with Continental; our ability to implement our growth strategy; certain tax matters; deliveries of additional aircraft; flight disruptions as a result of operational matters; deliveries of additional aircraft; regulatory developments and costs, including the costs and other effects of enhanced security measures and other possible regulatory requirements; and competition and industry conditions. For further discussions of these risks, please see "— Risk Factors" beginning on page 18.  The statements in this report are made as of March 15, 2005, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

Our Company

                ExpressJet Holdings, Inc. was incorporated in Delaware in August 1996.  We are the largest regional airline in the world based on available seat miles, as well as the largest operator of regional jets, transporting passengers, cargo and mail.  Our principal asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as Continental Express.

                As of January 31, 2005, we offered scheduled passenger service averaging 1,175 daily departures to 148 cities in 40 states, the District of Columbia, Mexico, Canada and the Caribbean.  Our available seat miles have grown at a compounded annual rate of 24.9% from 3.4 billion in 1999 to 10.4 billion in 2004.  We generated $1.5 billion of revenue and $122.8 million of net income for the year ended December 31, 2004.  Please refer to our consolidated financial statements included in this report for information regarding our revenue, net income and total assets for each of the last three fiscal years.

                We currently fly exclusively on behalf of Continental pursuant to a capacity purchase agreement and receive substantially all of our revenue under that agreement.  We provide substantially all of Continental’s regional jet service out of New York/Newark, Houston and Cleveland and additional non-hub service.  We believe our operations complement Continental’s network by allowing more service, including off-peak frequencies, to smaller cities than could be economically provided by Continental’s larger jet aircraft and by carrying traffic that connects with Continental’s conventional jets.  The capacity purchase agreement covers all of our existing fleet and all of the regional jets currently subject to our firm aircraft orders.  We are economically dependent on Continental.

                Continental owns the sole share of our Special Voting Preferred Stock, which may only be owned by Continental (or its successor) or its controlled affiliates.  So long as this stock remains beneficially owned by one of these parties, and they continue to hold 10% or more of our common stock, its holder will be entitled to elect one member to our board of directors.  Once their holdings drop below 10%, we will redeem the Special Voting Preferred Stock and this right will terminate; however, Continental will still have the right to designate a director to our board pursuant to the capacity purchase agreement.  Continental currently owns 19.7% of our common stock, but has indicated that it intends to dispose of some or all of its remaining interest in our common stock, subject to market conditions.  We do not expect Continental’s disposition of our shares to have an adverse impact on our results of operation or financial position.

                In addition to Continental’s designee, we have eight directors on our board, which are divided into three classes and are elected by stockholders for three-year terms.  Two of the classes are currently comprised of three directors and the third is comprised of two.

                We have a tax agreement with Continental that provides, among other things, for our payment to Continental of all or a significant portion of the tax benefits we realize as a result of an internal reorganization performed before our initial public offering in 2002.  Since our initial public offering, we have made net payments of approximately $73.6 million to Continental under the tax agreement and could pay Continental as much as an additional $283.0 million through 2017.  See Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9" for a detailed discussion of our income taxes and our tax agreement with Continental.

Business Strategy

                We seek to enhance stockholder value by striving to provide the most efficient and reliable regional jet service.  Our tactical focus on costs and reliability strengthens our relationship with Continental.  As the airline industry continues to suffer one of its most difficult periods, we believe this strategy has served us well over the past 12 months and will continue to do so in the future.  We exceeded our 2004 financial objectives while, at the same time, reducing the unit cost that Continental pays for our services and improving our reliability.

                We believe that our focus on cost containment and reliability synchronizes our immediate objectives with those of Continental and provides the foundation for an enduring relationship.  It also enhances our ability to capture business from other major carriers if appropriate circumstances arise.  While increasing earnings 13.5% year-over-year in 2004, our cost per available seat mile ("CASM") and controllable completion factor improved 6.7% and 0.1 point, respectively, during the same period.  We achieved record earnings and paid Continental over $61.0 million in rebates due to cost savings in 2004; meanwhile, our passengers enjoyed some of the most reliable service in the airline industry.

                As we begin 2005, we remain committed to our cost containment and reliability objectives, recognizing that benefits derived from these measures directly benefit Continental’s brand and its bottom line.  Given the difficult industry conditions, we believe we are focused on issues that bear most on the success of our collective future.

                Our commitment to cost containment.  We remain acutely aware of current industry conditions and the ultimate utility of the aircraft we operate.  To that end, we continuously search for ways to operate more efficiently while meeting or exceeding Continental’s customer service requirements.  As the operator of the world’s largest regional jet fleet, we continue to emphasize the need to become more efficient.  In 2004, we installed state-of-the-art crew-scheduling software and assisted Continental in its deployment of field technologies to better process our customers, while reducing man-hours.  We also implemented new production control processes that reduced the length of our heavy maintenance checks.  Our fleet was recently modified to comply with new reduced vertical separation minima rules, which permits us to fly at higher, more fuel-efficient altitudes.

                Our commitment to reliability.  Our efforts to become more efficient and cost-competitive frequently arise from our focus on improving the reliability of our aircraft.  Working with the aircraft and component manufacturers, we have teamed to pioneer numerous reliability improvements that have yielded one of the best maintenance completion factors in the industry.  We continue aggressive reviews of aircraft component reliability, often engaging original equipment manufacturers in power-by-the-hour agreements that serve to align our cost and reliability objectives.

                Our commitment to reliability extends to our view on human resources as well:

•

In 2004, we invested millions of dollars in training, tools and equipment to better enable our employees to perform their jobs and expect to spend even more in 2005 to support the expected growth in our operations.

•	We train our pilots to Category II standards, which enables operations in substandard weather conditions.
•	We train our flight attendants in one of the industry’s most advanced cabin trainers.

To help ensure the long-term benefits associated with our training investments, we successfully completed contract negotiations with three of our four unionized employee groups during 2004 and are currently in negotiations with our flight attendants.  These agreements, which extend into 2008 or 2009, will contribute to the stability we need.

                Regardless of where we seek to improve reliability, we know that the real impact is simply to get our passengers to their destination safely and on-time.  Consequently, we take pride in our Department of Transportation ("DOT") rankings for on-time arrivals, fewest mishandled bags and fewest customer complaints, which are consistently at or near the top of the regional industry.

                Measuring the strength of our strategy.  Our consistent earnings and improving balance sheet help position us for new opportunities, such as providing regional service to additional major carriers or investing in other ventures.  We continue to seek opportunities that leverage our internal strengths, such as our technical, training and fleet and asset management capabilities, to develop and implement future business strategies.

Capacity Purchase and Other Agreements with Continental Airlines

                General.  We currently derive substantially all our revenue from our capacity purchase agreement with Continental.  Under this agreement, we operate flights on behalf of Continental, which controls and is responsible for scheduling, pricing and managing seat inventories.  Continental is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

                Under the capacity purchase agreement, some marketing-related costs normally associated with operating an airline are borne by Continental.  These costs include:

•	reservations and sales;
•	commissions;
•	advertising;
•	revenue accounting;
•	fare and tariff filings; and
•	food and beverage service.

                Effective January 2005, we amended our capacity purchase agreement and the administrative support and information services provisioning agreement with Continental.  The amendments to the capacity purchase agreement incorporated the effects of an amendment to our power-by-the-hour agreement with Rolls-Royce Corporation ("Rolls-Royce") signed in September 2004, set our 2005 rates under the agreement and capped the ceiling of our prevailing margin as defined in the capacity purchase agreement at 10%, inclusive of labor cost performance (see "— 2005 Rate Negotiation" below).  The amendment to the administrative service agreement primarily extended its term through that of the capacity purchase agreement.

                Payment.  Under the capacity purchase agreement, we are entitled to payment for each block hour that Continental schedules us to fly.  Payment is based on a formula designed to provide us with a target operating margin of 10% before taking into account variations in certain costs and expenses that are generally within our control.  The cost components used in this formula remained in place until December 31, 2004, after which new rates are established annually using the same methodology used to establish the original rates (see "— 2005 Rate Negotiation" below).  Under the formula, a substantial portion of our costs is reconciled for differences between our actual costs and the expected costs included in our block hour rates.  Our payments from Continental are adjusted to reflect these actual costs plus a 10% margin.  Prior to 2005, we had exposure for most labor costs and some maintenance and general administrative expenses if the actual costs were higher than those reflected in our block hour rates.

                2001-2004.  A reconciliation payment was made by Continental to us, or by us to Continental, if the operating margin calculated, as described below (the "prevailing margin") was not between 8.5% and 11.5% in any fiscal quarter.  When the prevailing margin exceeded 11.5%, we paid Continental an amount sufficient to reduce the margin to 11.5%.  If the prevailing margin was less than 8.5%, Continental would have paid us an amount sufficient to raise the margin to 8.5%.  During 2001 to 2004, the quarterly prevailing margins were never below 8.5%.  Certain items were excluded from the calculation of the prevailing margin, including:

•	actual labor costs that differed from those reflected in our block hour rates;
•	performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations);
•	litigation costs outside the normal course of business; and
•	other costs that were not included in our block hour rates (or covered by any adjustments to them) and are not reasonable and customary in the industry.

If these excluded costs were higher than those anticipated in our block hour rates, our operating margin could have been lower than 8.5% when taking these costs into account, even after any reconciliation payment was made.  Conversely, if these costs were lower than those anticipated in our block hour rates, our operating margin could have been higher than 11.5% when taking these costs into account, even after any reconciliation payment was made.

                During 2004, our quarterly reconciliation payments to Continental totaled $61.0 million.   The table below describes how variations between our actual costs and our estimated costs, as determined in the block hour rates, were treated under the capacity purchase agreement through 2004.

Fully reconciled costs: reconciliation payment, including 10% margin, to the full extent our actual costs differed from estimated costs.

 • Fuel and into-plane expenses(1)
 • Aircraft rent
 • Terminal facility rent
 • On-time bonuses and 401(k) company match
  under current plans
 • Taxes (other than income taxes)
 • Passenger liability insurance
 • Hull insurance
 • War risk insurance
 • Landing fees
 • Ground handling services

 • Administrative services provided by Continental
 • Third-party security and screening expenses
 • Substantially all regional jet engine expenses
  under current long-term third-party contracts
 • Depreciation and amortization(2)
 • Pilot training volumes
 • Glycol, de-icing, snow removal
 • Mexican and Canadian navigational fees
 • Pilot soft time(3)

Costs within the margin band: if actual expenses in this category were sufficiently different from estimates used in the block hour rates so that our prevailing margin (calculated to exclude the impact of unreconciled costs, to the extent they differed from our estimated costs, and other items(4)) was less than 8.5% or greater than 11.5%, then a reconciliation payment was to be made by Continental or us to the other so that this prevailing margin would be 8.5% or 11.5%, as applicable.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses
Unreconciled costs: no reconciliation payment for actual results that differed from estimated costs.
• Wages and salaries • Benefits not included above	• Corporate headquarter rent costs

(1)

Fuel and fuel tax expense were reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.  In 2004, our actual total cost of fuel was 71.2 cents per gallon, including fuel taxes, which was equal to the sum of our agreed-upon caps.

(2)	Depreciation was reconciled for assets and capital projects accounted for in the capacity purchase agreement or those approved by Continental outside of the capacity purchase agreement.
(3)	Pilot soft time reconciliation ended March 31, 2003.
(4)

In addition to our unreconciled costs, the prevailing margins used to calculate our quarterly reconciliation payments did not take into account any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations), litigation costs outside the normal course of business and other costs that were not included in our block hour rates (or covered by adjustments to them) and were not reasonable or customary in the industry.

                In 2004, the fully reconciled costs, costs within the margin band and unreconciled costs under our capacity purchase agreement represented approximately 63.9%, 12.0% and 24.1% of total operating costs, respectively.

                In addition, to the extent that our rate of controllable cancellations (such as those due to maintenance or crew shortages) was lower than our historical benchmarks, we were entitled to incentive payments; conversely, we would have had to pay Continental if our controllable cancellations were above historical benchmarks.  Because these incentive benchmarks were based on historical five-year rolling averages of monthly controllable cancellations, lower controllable cancellations that result in higher incentive payments in the near term reduced our opportunity to earn incentive payments in the future.  Also, because we used monthly rolling averages, our opportunity to earn these payments in any particular fiscal quarter was affected by monthly variations in historical controllable cancellation rates.  We were also entitled to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

                2005 Rate Negotiation.  As part of our 2005 rate negotiation, we agreed to cap our prevailing margin at 10.0%.  We also now include previously unreconciled costs within the margin band, although we will not be reimbursed if these costs are higher and cause our prevailing margin to fall below our 8.5% margin floor.  In addition, we are still entitled to receive incentive payments from Continental if our rate of controllable cancellations is lower than our historical benchmark; however, we will not be required to pay Continental a penalty for controllable completion factors below our historical benchmark unless the controllable completion factor falls below 99.5%.  We will also continue to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

                The table below describes how variations between our actual costs and our estimated costs, as determined in the block hour rates, are treated under the capacity purchase agreement effective January 1, 2005.

Fully reconciled costs: reconciliation payment, including 10% margin, to the full extent our actual costs differ from estimated costs.

 • Fuel and into-plane expenses(1)
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
 • Depreciation and amortization(2)
 • Glycol, de-icing, snow removal
 • Mexican and Canadian navigational fees
 • Ground handling services

Costs within the margin band: if actual expenses in this category are sufficiently different from estimates used in the block hour rates so that our prevailing margin (calculated to exclude the impact of certain costs, as described below, if our prevailing margin is less than 8.5%, to the extent they differ from our estimated costs, and other items(3)) is less than 8.5% or greater than 10.0%, then a reconciliation payment will be made by Continental or us to the other so that this prevailing margin will be 8.5% or 10.0%, as applicable.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses

(1)

Fuel and fuel tax expense are reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.

(2)	Depreciation is reconciled for assets and capital projects accounted for in the capacity purchase agreement or those approved by Continental outside of the capacity purchase agreement.
(3)

The prevailing margin used to calculate the reconciliation payment does not take into account performance incentive payments, including payments from controllable cancellation performance, litigation costs above a historical benchmark and other costs that are not included in our block hour rates (or covered by adjustments to them) or are not reasonable and customary in the industry.

                Certain costs that were previously unreconciled under the capacity purchase agreement will now result in our making a reconciliation payment to Continental if the differences cause our prevailing margin to be greater than 10.0%.  However, if the differences cause our prevailing margin to be less than 8.5%, they will remain unreconciled.  These costs are:

•	wages and salaries;
•	benefits not included in the table above; and
•	corporate headquarter rent costs.

                As a result of the rate resetting process for 2005, we expect our future operating margin, excluding incentives, to be closer to our target operating margin of 10.0%.

                We will negotiate with Continental to adjust the scheduled block hour rates annually as required under the capacity purchase agreement.  If we cannot agree on the annual rates, we have agreed to submit our disagreement to arbitration.

                Scope of Agreement and Exclusive Arrangement.  The capacity purchase agreement covers all of our existing fleet of 245 aircraft, as well as the 29 aircraft subject to firm orders at December 31, 2004.  The agreement provides that we will be Continental’s exclusive regional jet service provider at its hubs at Newark’s Liberty International, Houston’s Bush Intercontinental and Cleveland’s Hopkins International airports through January 1, 2007.  However, the capacity purchase agreement permits up to 10 regional jet flights per day at each of these hubs by regional airlines that have arrangements with Continental’s airline code-share partners.  This exclusivity would automatically and permanently terminate upon the occurrence of a union-authorized strike.  Otherwise, the agreement does not prohibit Continental from competing, or from entering into agreements with other airlines that would compete, with routes we serve.

                The capacity purchase agreement permits us to fly under our own code or on behalf of other airlines.  However, during the term of the capacity purchase agreement:

•	at Continental’s hubs, we may only fly for Continental;
•

at any other airport where Continental, its subsidiaries and other regional jets operating under Continental’s code operate an average of more than 50 flights daily (although currently there are no such airports), we may only fly for Continental; and

•

we cannot operate any of our aircraft subject to the capacity purchase agreement or use our passenger-related airport facilities employed under the agreement for other carriers or for flights under our own code.

                Because our license from Continental to use the Continental Express name and other trademarks is non-exclusive, Continental is not prohibited from flying its own planes or permitting other regional airlines from operating under the Continental Express name.

                The capacity purchase agreement also provides that Continental has the right to reduce the number of our regional jets covered by the agreement at any time, provided that we have received at least 12 months’ notice (as of March 15, 2005, we have not received any such notice).  Under the agreement, Continental is entitled to withdraw capacity with respect to:

•	any regional jets subject to firm orders that Empresa Brasileira de Aeronautica S.A. ("Embraer") has not delivered to us before the effective date of the reduction in capacity; and
•	up to 25%, over any rolling three-year period, of our regional jets that have been delivered.

                If Continental removes regional aircraft from the terms of the agreement, we will have the option to:

•

fly the released aircraft for another airline or under our own code, subject to our ability to obtain facilities, such as gates and slots, and subject to our exclusive arrangement with Continental at its hub airports; or

•	decline to fly these aircraft and cancel the related subleases with Continental.

                If we elect to fly the aircraft released from the capacity purchase agreement for another party or under our own code, the interest rate implicit in calculating the scheduled lease payments will increase by 200 basis points to compensate Continental for its continued participation in our lease financing arrangements.  See "— Aircraft Financing."  If we elect not to fly these aircraft, the related sublease between us and Continental will be canceled and Continental will take possession of the aircraft. In that event, Continental will be responsible for all direct reasonable costs we incur in removing those aircraft from our fleet.

                In addition, upon a reduction in capacity, we will be entitled to meet and confer with Continental regarding the impact of the reduction on our cash flow and to negotiate, in good faith, a credit facility with Continental for up to $75 million in the aggregate for a term of up to two years and at an interest rate equal to the London inter-bank offered rate plus 200 basis points to help cover any potential cash needs as a result of the reduction in capacity.  However, Continental has no obligation to provide this facility.

                Continental can include any of our 100 option ERJ-145XR aircraft under our capacity purchase agreement.  If Continental elects to do this, it may either lease or sublease the aircraft to us.  Continental can also substitute these option aircraft for aircraft in our possession that have been removed from the terms of the capacity purchase agreement and that we sublease from Continental, in which case we will be required to finance the option aircraft ourselves.  If Continental does not require us to exercise these options, we will retain the right to exercise them and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  Based on Continental’s current public statements, we believe that it will not exercise the options for these aircraft.  If that is the case, we will have the opportunity to take delivery of all or some of the aircraft.  We have not yet decided whether we will exercise these options.

                So long as either scheduled flights under the capacity purchase agreement with Continental represent at least 50% of all our scheduled flights or at least 200 of our aircraft are covered by the capacity purchase agreement, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the capacity purchase agreement above all of our other flights and aircraft.

                Code-Sharing and Marketing.  The capacity purchase agreement authorizes us to use Continental’s two-letter flight designator code (CO*) to identify our flights in the central reservation system, to paint our aircraft with its colors and logos and to market and advertise our status as being a part of the Continental route system.  The agreement also gives us a non-exclusive license to fly under the Continental Express name.  Passengers on our scheduled flights under the capacity purchase agreement can earn rewards under Continental’s OnePass frequent flyer program.  We do not pay fees with respect to these services.

                Aircraft Financing.  We currently lease or sublease all of our existing aircraft from Continental. The capacity purchase agreement currently applies to our 245 existing aircraft and the remaining 29 aircraft under firm orders at December 31, 2004 ("Covered Aircraft").  Under the capacity purchase agreement, Continental is required to purchase or lease from Embraer or its designee these Covered Aircraft, as well as participate in the financing, and to lease or sublease these aircraft to us.

                Our 100 option aircraft are currently excluded from the capacity purchase agreement ("Uncovered Aircraft").  If Continental chooses to exercise any or all of these options, as described later in "— Aircraft Fleet – Our Fleet," these aircraft become Covered Aircraft.  If Continental chooses not to exercise these options, but we exercise the options to fly for ourselves or for another party, Continental would not be required to participate in the financing arrangement.

                If Continental releases an aircraft that was previously a Covered Aircraft and we elect to fly the aircraft released from the capacity purchase agreement for another party or under our own code, the interest rate implicit in calculating the scheduled lease payments will increase by 200 basis points to compensate Continental for its continued participation in our lease financing arrangements ("Uncovered Aircraft Sublease").

                Continental has the right to terminate, at any time, any Uncovered Aircraft Sublease and take possession of the aircraft to the extent that they provide us a replacement aircraft.  If Continental elects to use an Embraer option aircraft as the replacement aircraft, it must provide at least 30 days written notice prior to the expiration of our option to acquire the aircraft.  In addition, Continental cannot select a replacement aircraft previously used as a replacement aircraft under another Uncovered Aircraft Sublease.  Continental is not required to participate in the financing of the replacement aircraft and may take possession of the Uncovered Aircraft whether or not we have found financing for the replacement aircraft.

                If Continental obtains the right or option to acquire additional Embraer aircraft other than the Covered Aircraft and our existing option aircraft and proposes to us in writing that they would like to replace an Uncovered Aircraft at least 30 days prior to the expiration of their right to acquire the aircraft, we must use commercially reasonable efforts to acquire financing for this aircraft.  If we obtain financing, then Continental can:

•	acquire the replacement aircraft using our financing and provide it as a replacement to the Uncovered Aircraft; and
•	take possession of the Uncovered Aircraft on the fifth day after the earlier of the scheduled or actual delivery date of the replacement aircraft.

                If we do not obtain financing, Continental is not entitled to use the Embraer aircraft as a replacement aircraft for an Uncovered Aircraft Sublease.

                Continental does not have any obligation to finance, arrange to finance or participate in the financing of any aircraft acquired outside the capacity purchase agreement.

                Airport Facilities, Slots and Route Authorities.  Most of the airport facilities that we use are leased from airport authorities by Continental.  Under our master facility and ground handling agreement with Continental, we are entitled to use these facilities to fulfill our obligations under the capacity purchase agreement.  However, we are generally not entitled to use airport terminal facilities leased by Continental to service other carriers or operate flights under our own code without Continental’s approval.  Further, we must use those facilities that are non-terminal facilities on a priority basis to support the scheduled flights that we fly on behalf of Continental so long as those flights constitute at least 50% of our total scheduled flights or at least 200 of our aircraft are covered by the capacity purchase agreement.

                As of November 1, 2003, our master facility and ground handling agreement with Continental was amended to clarify how airport terminal rent expenses would be allocated to us by Continental at the airport locations where we operate.  Under this amendment, all terminal facility rents at the hub airports are now borne by Continental and we pay for incremental rent at other Continental managed locations, unless Continental does not operate any scheduled aircraft there during a quarter.  We are responsible for the rent expense at any locations at which Continental does not operate any aircraft.  At locations we manage, rent is allocated between Continental and us based on the number of respective passengers.  This change reduced our annual terminal facility rent costs by approximately $30 million as compared to the method rent was allocated to us under our previous agreement with Continental.  As terminal facility rent is a fully reconciled cost, as described above under "—Payment," this change resulted in a net reduction of approximately $3.3 million to our 2004 annual operating income on a pre-tax basis.

                Continental is generally responsible for all capital and start-up costs for airport terminal facilities at its hub airports and at any other facilities where it elects to provide ground handling services to us.  If Continental elects to provide ground handling services at any facility at which we previously provided ground handling services, Continental will reimburse us for most of the capital and start-up costs we incurred at that facility.  We are generally responsible for any capital and start-up costs associated with any airport terminal facilities at other airports where we fly and any non-terminal facilities not regularly used by Continental.  If we exit a market at the direction of Continental (and we do not re-enter that market within six months flying under our own code or that of an airline other than Continental), Continental will reimburse us for certain losses incurred in connection with the closure of the related facility. If the capacity purchase agreement is terminated, we may be required to vacate the terminal facilities (or all facilities if the termination results from our material breach of the agreement) that are subleased to us by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any lease in our name for these facilities.

                In addition, Continental can require us, at any time, to use commercially reasonable efforts to transfer, subject to applicable laws, to Continental or its designee any of our airport take-off or landing slots, route authorities or other regulatory authorizations used for our scheduled flights under the capacity purchase agreement.

                Ground Handling.  We provide ground handling and other support services, including baggage handling, station operations, ticketing, gate access and other passenger, aircraft and traffic servicing functions for Continental at several of our airport locations.  In exchange, Continental pays us an amount equal to our incremental cost for providing these services.  Continental provides the same services for us at its stations, including its hub airports.  The cost for these services is based on the number of scheduled aircraft and the rates stipulated in the capacity purchase agreement.

                Most Favored Nations.  While Continental is our largest customer, if we enter into a capacity purchase or economically similar agreement with another major airline to provide regional airline service for 10 or more aircraft on terms and conditions that are, in the aggregate, less favorable to us than those in the capacity purchase agreement, Continental will be entitled to amend its agreement with us to conform to the terms and conditions of our new agreement.

                Change of Control.  So long as Continental is our largest customer, if we experience a change of control without its consent, our block hour rates under the capacity purchase agreement will be reduced by an amount approximately equal to the operating margin built into those rates.  Under the capacity purchase agreement, a change of control of our company is defined as:

•

our merger or consolidation with a major airline, i.e., an airline other than Continental or its subsidiaries that had more than $500 million of revenue, adjusted for inflation, (or, if we are the surviving entity, $1 billion of revenue) during the most recently completed fiscal year;

•	the acquisition by a major airline, or group of major airlines acting in concert, of more than 10% of our capital stock or voting rights;
•

the acquisition by any other entity, or group of entities acting in concert, other than Continental and its subsidiaries or passive investors, of more than 25% of our capital stock or voting rights, unless such entity or group reduces its ownership to below this threshold within 30 days of the acquisition;

•

our acquisition of more than 10% of the capital stock of an airline (other than Continental or its subsidiaries) that had more than $1 billion of revenue during the most recently completed fiscal year;

•	our acquisition of airline assets that generated more than $500 million, adjusted for inflation, of revenue during the most recently completed fiscal year;
•	our merger or consolidation with another entity following which our stockholders own less than a majority of the voting securities of the surviving entity;
•	the sale or other disposition of all or substantially all of our airline assets to a major airline;
•	our liquidation or dissolution, in connection with which we cease operations as an air carrier;
•	a majority of our directors are neither our current directors or individuals nominated by a majority of our board of directors; or
•	our entering into definitive agreements relating to the foregoing matters.

                Labor Disruption.  Upon the occurrence of a union-authorized labor strike, the capacity purchase agreement provides that:

•	we will no longer have the right to be Continental’s exclusive provider of regional jet service at its hub airports in New York/Newark, Houston and Cleveland, regardless of the length of the strike;
•	we will be compensated only for the flights we complete, and will not be compensated for any controllable or uncontrollable cancellations regardless of our historical cancellation rates;
•

on each of the 2nd, 15th, 30th, 45th, 60th and 75th days of the strike, Continental will be entitled to terminate our subleases for, and take immediate possession of, up to 20 of our aircraft covered by the capacity purchase agreement, up to a maximum of 120 aircraft if the strike extends to the 75th day;

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

                In addition, a labor disruption other than a union-authorized strike may cause us to be in material breach of the capacity purchase agreement.  Under the capacity purchase agreement, whenever we fail to complete at least 90% of our aggregate scheduled flights (based on available seat miles) in three consecutive calendar months or at least 75% of our aggregate scheduled flights (based on available seat miles) in any 45-day period (in each case, excluding flights cancelled due to union-authorized labor strikes, weather, air traffic control or non-carrier specific airworthiness directives or regulatory orders), we will be deemed to be in material breach of the capacity purchase agreement.  A labor disruption other than a union-authorized strike could cause us to fail to meet these completion requirements and, as a result, cause us to be in material breach of the capacity purchase agreement.  See further discussions below regarding remedies for breach of the capacity purchase agreement by either Continental or us.

                Term and Termination of Agreement and Remedies for Breach.  The capacity purchase agreement is scheduled to expire on December 31, 2010.  Continental has the option to extend the term of the agreement with 24 months’ notice for up to four additional five-year terms through December 31, 2030.

                Continental may terminate the agreement at any time after January 1, 2007, upon 12 months’ notice, or at any time without notice for cause, which is defined as:

•	our bankruptcy;
•	suspension or revocation of our authority to operate as a scheduled airline;
•	cessation of our operations as a scheduled airline, other than as a result of a union-authorized labor strike or any temporary cessation not to exceed 14 days;
•	a union-authorized labor strike that continues for 90 days; or
•	our intentional or willful material breach that substantially deprives Continental of the benefits of the agreement, which is not cured within 90 days of notice of the breach.

                Continental may also terminate the agreement at any time upon our material breach that does not constitute cause and continues for 90 days after we receive notice of the breach.  If we materially breach the agreement (including for cause) and, for breaches other than cause, fail to cure the breach within 60 days after we receive notice of the breach, we will have to pay Continental an amount equal to the expected margin contained in the block hour rates for scheduled flights from the 60th day (or immediately, without receipt of any notice, if the breach is for cause) until the breach is cured.  In addition, Continental may terminate the agreement immediately without notice or giving us an opportunity to cure if it makes a reasonable and good faith determination, using recognized standards of safety, that there is a material safety concern with our operation of any flight under the capacity purchase agreement.

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

                Disposition of Aircraft upon Termination.  If Continental terminates the capacity purchase agreement for cause, it will also have the right at that time to terminate our subleases for aircraft covered by the agreement and take possession of these aircraft.  If Continental terminates the capacity purchase agreement for any reason other than for cause, we have the option to cancel all or any number of our subleases with it for aircraft covered by the agreement at the time of termination.  However, if we terminate any of these subleases, we will lose access to the subject aircraft, which would reduce the size of our fleet and affect our future ability to generate revenue.  If we elect not to terminate these subleases, the interest rate implicit in calculating the scheduled lease payments under the relevant leases will automatically increase by 200 basis points to compensate Continental for its continued participation in our lease financing arrangements.

                Amendment of Embraer and Rolls-Royce Contracts.   We are prohibited, without Continental’s consent, from amending our aircraft purchase agreements with Embraer to change the pricing, financing or leasing arrangements, number or delivery schedule of firm order or option aircraft subject to the agreements, or to make any other changes that may be expected to adversely affect Continental’s rights under the capacity purchase agreement or our ability to perform our obligations under the capacity purchase agreement. We have also agreed to consent to any amendment of our Embraer aircraft purchase agreements that reduces the financing or other obligations of Continental, provided that the amendment does not increase our obligations under these agreements.  We are also prohibited, without Continental’s consent, from amending our power-by-the-hour agreement with Rolls-Royce in any manner that adversely affects Continental’s or our engine maintenance costs for the aircraft subject to the capacity purchase agreement.  With Continental’s consent, we agreed to a five-year extension of our agreement with Rolls-Royce and expanded the scope of its coverage in 2003 and 2004.

                Indemnification.  In general, we have agreed to indemnify Continental and it has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the capacity purchase agreement or caused by our respective actions or inactions under the agreement.

                Board Designee.  Under the capacity purchase agreement, we have agreed to endeavor to ensure that an individual designated from time to time by Continental (who will not be a director, officer or employee of Continental) will be a member of our board of directors and the board of directors of each of our current subsidiaries, during the term of the agreement.

                Other Agreements with Continental.   In connection with the capacity purchase agreement, we also entered into an administrative services agreement, under which Continental provides us with services such as information technology support, transaction processing, insurance and risk management and treasury administrative services, corporate real estate and environmental affairs.  We also have a fuel purchasing agreement with Continental, under which Continental manages all of our fuel purchasing requirements.  Continental charges us for these services and the cost is included in the block hour rate pricing arrangement in the capacity purchase agreement.  In addition, we have a tax agreement with Continental.  See Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9" for a more detailed description of this agreement.

Aircraft Fleet

                Our Fleet.  We operate an all regional jet fleet consisting of 245 Embraer ERJ-135, ERJ-145 and ERJ-145XR aircraft at December 31, 2004.  We expect to take 21 additional aircraft in 2005 (four of which have been delivered as of March 15, 2005) and eight aircraft in 2006 for a total fleet count of 274 aircraft.  The capacity purchase agreement provides that all of the Embraer regional jets subject to our existing firm orders will be leased to Continental and then subleased to us.  As described under "— Capacity Purchase and Other Agreements with Continental Airlines," Continental has the ability to reduce the number of aircraft subject to the capacity purchase agreement below the numbers described above at any time with 12 months’ notice.

                The operational capability of the ERJ-135 and ERJ-145 is 1,100 nautical miles.  The ERJ-145XR, with a 1,500 nautical mile range, created an opportunity for us to expand Continental’s network to cities beyond our prior reach.  The ERJ–145XR also features winglets, which provide more efficient fuel consumption.  Each of our aircraft is equipped with advanced technology and certifications that aid our operation in challenging weather conditions as well as allow for more cost-effective operations at higher flight levels.

                Our fleet offers a seamless service experience to Continental’s passengers.  Our planes feature overhead baggage compartments, under-seat baggage storage, leather seating, lavatories, in flight meal and beverage service capabilities and jet-bridge loading in most locations.  Two differentiating features of our aircraft from mainline aircraft are the seating configuration (no middle seats) and the opportunity to gate-check luggage and continue onto their connecting flight without a trip to baggage claim.

                We have options for 100 ERJ-145XR aircraft.  Continental has the ability to include any or all of the option aircraft in the capacity purchase agreement as Covered Aircraft.  The same lease structure, as described above, will apply on the options if exercised by Continental.  Based on Continental’s current public statements, we believe that it will not exercise the options for these aircraft.  If that is the case, we have the opportunity to take delivery of all or a portion of the aircraft for ourselves.

                We have no obligation to take any of the aircraft under firm commitments unless they are financed by a third party and leased to Continental or us.  We would, however, be responsible for obtaining financing for any option aircraft acquired for purposes outside of the capacity purchase agreement.  If Continental remains involved in the financing, we will pay 200 basis points over the interest rate we pay on Covered Aircraft.  We have no orders for additional aircraft other than the Embraer regional jets.

                Maintenance of Aircraft.  Using a combination of Federal Aviation Administration ("FAA") certified maintenance vendors and our own trained and FAA-certified personnel and facilities, we maintain our aircraft on both a scheduled and as-needed basis.  We emphasize preventive maintenance, in addition to inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our facilities in Burlington, Vermont; Cleveland, Ohio; Houston, Texas; Knoxville, Tennessee; Richmond, Virginia; Louisville Kentucky; and Shreveport, Louisiana, as well as our satellite maintenance stations.

                We have a power-by-the-hour agreement with Rolls-Royce to maintain the engines on our aircraft through April 2015.  Under the agreement, we are charged a fixed rate based on flight hours incurred during a month.  The rates are subject to annual revisions based on specific Bureau of Labor Statistics labor and materials indices.  We also have power-by-the-hour agreements with other vendors to cover various components and systems on the aircraft, such as auxiliary power units, thrust reversers, avionics, environmental controls, tires, wheels and brakes.  For 2004, approximately 70% of our maintenance, materials and repairs cost consisted of power-by-the-hour expenses.  We believe that these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected maintenance expense during their terms.

                We maintain an inventory of aircraft spare parts to ensure the reliability of our operations and utilize a computerized tracking system to increase maintenance efficiency and avoid excess inventory of spare parts.

Industry

                Major, Low-cost and Regional Airlines.  The airline industry in the United States has traditionally been led by major airlines, including American Airlines, United Air Lines, Delta Air Lines, Northwest Airlines, Continental and US Airways.  These airlines operate primarily under the hub-and-spoke model, consisting of large operations in a small number of metropolitan areas (hubs) providing extensive local non-stop service, as well as a connecting point for traffic to or from other markets (spokes).

                The current strategies of the major carriers include:  lowering operating costs to match the revenue generating capability of their aircraft; continuing to focus on business travelers, who historically have paid higher fares; fighting to maintain capacity and market share against low-cost carriers; concentrating on revenue-generating markets, especially internationally; and bringing additional connecting traffic into their networks through new alliances.  Airlines have faced unprecedented challenges over the last five years, including the terrorist attacks in September 2001, severe acute respiratory syndrome, the war in Iraq and record high fuel prices.  Two additional items added pressure to the major airlines:  the Internet as a distribution system and low-cost carriers.  The Internet allows passengers to instantaneously compare all of the major network and low-cost airlines’ pricing, largely eliminating lucrative travel agent and corporate contracts.  In addition, the low-cost carriers continue to gain market share at the expense of the majors by offering passengers no-frills travel at low fares.  All of these factors have led two of the six major airlines listed above to file for Chapter 11 bankruptcy protection, and caused all of the six airlines to seek wage and work rule concessions from their employees, and concentrate on drastically reducing costs in their overall networks.

                Regional airlines typically operate under capacity purchase arrangements or prorate agreements with major airlines.  The capacity purchase arrangement allows a regional airline to sell all of its capacity to the major airline at a contracted price and concentrate on the operation and efficiency of the aircraft versus marketing and scheduling the airline.  The capacity purchase agreement provides some protection from industry conditions as well as a more predictable income stream.  In this model, major carriers use the regionals to serve smaller communities than can be economically served with larger jet aircraft, to backfill off-peak time channels in large markets to protect market share and to expand their network into new communities.  Prorate agreements are less common today and provide regional carriers a portion of the passenger revenue from the purchased ticket.  Under a prorate agreement, regional airlines are typically less insulated from industry conditions, such as low fares and high fuel prices.  However, prorate agreements allow regional airlines scheduling control of their aircraft, so the focus is to maximize profits rather than bring connecting traffic into the major’s hub.

                Currently, we, as well as Air Wisconsin, Mesa Airlines, Mesaba Airlines, Pinnacle Airlines, Republic Airways, SkyWest Airlines and Trans States Airlines, operate under some form of capacity arrangement.  Mesa Airlines also performs some prorate flying.  Other regional airlines, such as American Eagle, Atlantic Southeast Airlines, Comair and Horizon Airlines, are wholly owned subsidiaries of major airline holding companies.

                The principal challenge facing the regional airline industry currently is the state of the airline industry and its effect on the major airlines.  Since all of the regional airlines depend upon agreements with the major airlines, the financial health of the major airlines is fundamental to the regional airlines’ business model.  Other items affecting regional carriers include:  increasing domestic air traffic making operating in high density environments more difficult, scope clauses limiting the regional airline’s ability for growth in aircraft type and size and passenger perceptions regarding regional aircraft.

Competitors

                Our main competitors include Mesa Airlines, Mesaba Airlines, Pinnacle Airlines, Republic Airways and SkyWest Airlines.  We also compete with other regional airlines, such as American Eagle, Atlantic Southeast Airlines, Comair and Horizon Airlines, which are wholly owned subsidiaries of major airline holding companies.  The three main areas of competition are:  costs, customer service and operational reliability.

                Because of the variations among the contracts under which regional airlines operate, cost comparisons between regional airlines are extremely difficult.  We believe that we are one of the most cost-efficient providers of regional jet service due to the efficiencies we realize by operating a single fleet type and the economies of scale we achieve as the world’s largest regional airline.  We also believe that we provide one of the highest levels of customer service in the regional industry as evidenced by our top-tier performance in the DOT’s monthly surveys on customer complaints, mishandled bags and on-time operations.  During the past year, we consistently ranked in the top three regional airlines in each of these categories.  In terms of reliability, we accomplished a controllable completion factor, which excludes weather and air traffic control cancellations, of 99.9% for the year ended December 31, 2004 versus our benchmark used for incentive payment calculations of 98.9%.  Our strong operational performance resulted in $11.5 million in incentive payments in 2004.

Industry Regulation

                We operate under certificates of public convenience and necessity issued by the DOT.  These certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure to comply with the terms and conditions of a certificate.  We are regulated by the DOT, primarily in the areas of consumer protection, fitness and related economic issues.

                We also operate under an air carrier operating certificate issued by the FAA which may be amended, modified, suspended or revoked if safety in air commerce or air transportation and the public interest so require.  The FAA regulates airlines, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters.  Under these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.

                The Aviation and Transportation Security Act of 2001 ("ATSA") federalized substantially all aspects of civil aviation security and created the Transportation Security Administration ("TSA") under the Department of Homeland Security. Under the ATSA, all security screeners at airports are now federal employees, and other significant elements of airline and airport security are now overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners.  The law mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger and cargo data to the U.S. Bureau of Customs and Border Protection and enhanced background checks.

                Funding for airline and airport security under the law is provided by a $2.50 per enplanement ticket tax (up to $5.00 per one-way trip), and an additional infrastructure fee on air carriers in an amount not to exceed the amounts paid in calendar year 2000 by air carriers for screening passengers and property.  In February 2002, air carriers began collecting the new ticket tax from passengers, and became subject to the new fee on air carriers.  Collection of the new ticket tax was suspended for ticket sales from June 1 to September 30, 2003 by the Emergency Wartime Supplemental Appropriation Act of 2003, and the TSA is currently reexamining how it assesses the additional infrastructure fee.  The Bush administration has proposed increasing the passenger security fee from $2.50 to $5.50 per enplanement, which, if implemented, would result in an additional annual tax of $1.5 billion on the airline industry, as estimated by the administration.  Under the capacity purchase agreement, Continental bears the risk of these increases, however, should we fly under our own code, the results of our operations would be adversely impacted by these ticket tax increases.

                The law also required the Undersecretary of Transportation for Security to assume all the civil aviation security functions and responsibilities related to passenger screening.  Checked baggage must be screened by explosives detection systems, which has required significant equipment acquisition by the government and the implementation of facility and baggage process changes.  Further implementation of the requirements of the ATSA and other security laws and regulations have resulted in increased costs for airlines and passengers, delays and disruptions to air travel and reduced demand. The TSA has issued regulations implementing the ATSA, including requirements for air carrier security programs and substantial civil penalties for violations.  Under the Arming Pilots Against Terrorism Act, the TSA has established a program to arm volunteer pilots of air carriers to protect aircraft.  The TSA is currently testing a new "Secure Flight" passenger screening program with the assistance of U.S. airlines.

                Our operations are also subject to increasingly stringent federal, state and local laws protecting the environment. Future regulatory developments could adversely affect operations and increase operating costs in the airline industry.

Employees

                As of January 31, 2005, we had approximately 6,700 employees, comprised of approximately 2,400 pilots and instructor pilots, 1,200 flight attendants, 1,200 customer service personnel, 1,000 mechanics and 100 other maintenance personnel, 80 dispatchers and 720 supervisors, management and support personnel.  We also use third parties to provide ground handling services in some stations; the majority of which are currently provided by Continental.

                Labor costs are a significant component of airline expenses and can substantially impact our results.  While there can be no assurance that what we regard as our generally good labor relations and high labor productivity will continue, a crucial component of our business strategy is the preservation of good relations with our employees, approximately 70% of whom are represented by unions.

                Under the terms of a previous pilot flow-through arrangement with Continental that terminated in 2003, furloughed Continental pilots had the option to accept employment with us.  Since September 2001, 371 furloughed Continental pilots accepted positions with us, 128 of whom were still employed by us as of December 31, 2004.  In addition, 113 of our pilots have preferential rights to be hired by Continental when pilot positions become available at Continental.  As a result, when pilot positions become available at Continental, former Continental pilots on our payroll and our pilots with preferential rights will likely accept positions at Continental.  This will cause us to hire additional new pilots as replacements.

                The following table, as of January 31, 2005, reflects our principal collective bargaining agreements and their respective amendable dates.

	Approximate Number		Contract

Employee Group

	of Employees	Representing Union	Amendable Date

Pilots and Instructors	2,400	Air Line Pilots Association, International	December 2008
Mechanics	1,000	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,200	International Association of Machinists and Aerospace Workers	December 2004
Dispatchers	80	Transport Workers Union of America	July 2009

                After amending our collective bargaining agreements with our pilots, mechanics and dispatchers, we began negotiations with our flight attendants in November 2004.  Our negotiations are ongoing with no specified deadlines.  We cannot predict the outcome of these negotiations.

Risk Factors

Factors that May Affect our Future Operating Results and Financial Condition

                Our actual results of operations and financial condition may vary materiallyfrom those anticipated, estimated or projected by us.  Among the key factors that may have an adverse effect on our operating results and financial condition are those set forth below.

We depend on the financial and operational stability of Continental

                We are directly affected by the financial and operational stability of Continental.  Continental provides substantially all of our revenue through our capacity purchase and other agreements.   Despite improvements during the past year, the U.S. domestic airline environment continues to be extremely challenging, at one point prompting Continental to warn that its liquidity might be insufficient to meet its obligations if it failed to lower costs sufficiently.

                Since September 11, 2001, Continental has reported significant losses, excluding special items.  For the year ended December 31, 2004, Continental reported a net loss of $363  million and has indicated that its business and financial results are affected by and are subject to a number of factors, many of which are uncontrollable, including:

•

low-cost competitors – growth of low-cost carriers is dramatically changing the airline industry and carriers emerging from bankruptcy have or will have significantly reduced cost structures and operational flexibility allowing them to compete more efficiently;

•

low-fare environment – many low-cost carriers and Delta Air Lines have introduced lower and simplified fare structures which have caused  Continental to match these fare reductions and structure in competitive markets;

•	fuel costs – fuel prices, which are highly volatile and remain at historic highs;
•

labor costs – although tentative agreements with its unions were reached on February 28, 2005 (with the results of the ratifying votes expected by March 31, 2005), Continental estimated that its labor cost per ASM will continue to be higher than that of many of its competitors;

•

excessive taxation – The U.S. airline industry is one of the most heavily taxed industries.  The Bush administration recently proposed increasing the passenger security fee from $2.50 to $5.50 per enplanement;

•

security costs – the terrorist attacks of 2001 have caused security and insurance costs to increase significantly.  These costs are likely to continue to rise for the foreseeable future as additional security measures are implemented; and

•	pension liability – Continental has significant commitments to its defined benefit pension plan.

                On February 28, 2005, Continental announced that it had reached tentative agreements with its pilots, flight attendants, mechanics and dispatchers which, if ratified by union membership, will provide it with approximately $500 million of annual cost savings on a run-rate basis when these agreements are implemented and when coupled with prior concessions by its non-union employees (in addition to its previously announced cost-saving initiatives of approximately $1.1 billion).  This excludes the (i) non-cash cost of options to purchase approximately 10 million shares of Continental’s common stock that it expects to issue to its employees in connection with the pay and benefit reductions and (ii) accruals for certain non-cash costs or charges relating to items contained in the tentative agreements.  Continental also announced that its ability to achieve certain of the cost reductions will depend on the timely and effective implementation of new work rules, actual productivity improvement and implementation of technology and other items.  The timing and full impact of these items are difficult to estimate, therefore actual cost savings may be materially different from its current estimate.  Continental has also indicated that it expects to incur a substantial loss in 2005 even if these agreements are ratified.  If Continental fails to achieve timely ratification of these agreements, it could have inadequate liquidity to meet its obligations.

                We cannot predict the future impact of these factors on Continental.  Furthermore, the long-term impact of the changes in fare structures (most importantly in relation to business fares), booking patterns, low-cost competitor growth, customers’ direct booking on the internet, competitor bankruptcies and other changes in industry structure and conduct cannot be predicted at this time, but could have a material adverse effect on both Continental’s and our financial condition, liquidity and results of operations.

Our capacity purchase agreement with Continental may be terminated

                We receive substantially all of our revenue under our capacity purchase agreement with Continental, which covers all of our existing fleet and firm aircraft orders.  If the agreement were terminated, our revenue would be substantially eliminated and we would incur significant losses unless we were able to make other arrangements.  We cannot be certain that we would be able to enter into substitute arrangements or, if we could, that they would be as favorable to us as our capacity purchase agreement with Continental.

                Our capacity purchase agreement is scheduled to terminate on December 31, 2010, subject to renewal by Continental through December 31, 2030.  However, Continental may terminate the agreement:

•	for cause, as described in "— Capacity Purchase and Other Agreements with Continental Airlines," at any time without giving us notice or an opportunity to cure;
•

at any time upon our material breach that does not constitute cause, including our failure to complete a specified percentage of our scheduled flights, if the breach continues for 90 days after we receive notice of it;

•

at any time, without giving us notice or an opportunity to cure, if Continental reasonably and in good faith determines, using recognized standards of safety, that there is a material safety concern with our operation of any flight under the capacity purchase agreement; and

•	at any time after January 1, 2007 with 12 months’ notice.

If Continental terminates our capacity purchase agreement, we may lose access to all of our aircraft, facilities and regulatory authorizations, as well as any services that Continental provides to us

                We sublease or lease all of our aircraft from Continental.  In addition, all of the regional jets subject to our existing firm orders will be leased by Continental and then subleased to us.  If Continental terminates the capacity purchase agreement for cause, it will have the right to terminate our subleases for aircraft covered by the agreement at the time of termination.  In that event, we would likely lose access to all, or substantially all, of our aircraft.

                If Continental terminated the capacity purchase agreement for any reason other than cause, we would have the option to cancel all or any number of our subleases or leases for aircraft covered by the agreement at the time of termination.  If we canceled any of these subleases, we would lose access to the subject aircraft, thus reducing our fleet.  If we elected not to terminate these subleases, the interest rate implicit in calculating the scheduled lease payments would automatically increase by 200 basis points to compensate Continental for its continued participation in our lease financing arrangements.

                Additionally, if the capacity purchase agreement were terminated for any reason, we would likely lose access to all or substantially all of our airport facilities and other services that Continental provides to us, as well as our take-off and landing slots and route authorities.  Continental leases most of the airport facilities that we use.  If the capacity purchase agreement is terminated, we may be required to vacate the terminal facilities (or all facilities if the termination results from our material breach of the agreement) that are subleased to us by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any lease in our name for these facilities.  Consequently, to offer airline services after termination of our capacity purchase agreement, we would have to arrange to use the same or other airport facilities, take-off or landing slots, route authorities and other regulatory authorizations used for our scheduled flights at potentially higher rates.  We cannot provide any assurance that we would be able to gain appropriate access to airport facilities, slots or other authorizations, or would not incur a significant increase in our costs to do so.

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

Continental could reduce the level of its commitment under our capacity purchase agreement

                The capacity purchase agreement covers all of our existing fleet and firm order aircraft.  Continental has the right to reduce the number of regional jets covered by our agreement at any time, provided that we receive at least 12 months’ notice (as of March 15, 2005, we have not received any such notice).

                If Continental removes aircraft from the terms of the agreement, we would have the option to:

•

fly the released aircraft for another airline or under our own designator code, subject to our ability to obtain facilities, such as gates and slots, and our exclusive arrangement with Continental in its hub airports; or

•	decline to fly these aircraft and cancel the related subleases with Continental.

We cannot guarantee that we would be able to enter into a satisfactory agreement with another airline for the capacity released by Continental, fly successfully under our own flight designator code or obtain the necessary airport facilities and gates to do so.  As long as Continental is our largest customer, if we enter into a capacity purchase or similar agreement with another major airline relating to 10 or more aircraft that is, in the aggregate, more favorable to the other airline than our capacity purchase agreement is to Continental, it has the right to amend its agreement to be equally favorable.  This most-favored-nations clause, as well as scope clauses in the collective bargaining agreements of major carriers, may limit our ability to enter into alternative arrangements with other major airlines.

Our annual rate resetting process under the capacity purchase agreement with Continental may result in arbitration or cause our margins under the capacity purchase agreement to decline

                Under the capacity purchase agreement, we receive payment for each scheduled block hour in accordance with a formula designed to provide us with a target operating margin of 10.0%.  Although the 2005 rate resetting process was uneventful, we may not be successful in negotiating rates with Continental in future years.  As a result, we may have lower margins in the future.  See detailed descriptions of our 2005 rate resetting process at " — Capacity Purchase and other Agreements with Continental Airlines — 2005 Rate Negotiation."

We may not be successful in implementing any growth strategy

                We continue to evaluate various growth strategies including conducting our own flying, entering into capacity purchase agreements with major carriers other than Continental and diversifying from passenger related airlines services (such as aircraft maintenance, ground handling, etc.).  Substantial risks accompany these strategies, including:

•	the most-favored-nation provisions in our capacity purchase agreement with Continental, which could decrease our profitability under the agreement;
•	scope clauses in the collective bargaining agreements of major carriers, which limit the size, and, in some cases, the number of aircraft that can be operated;
•	fuel prices, which are highly volatile and remain very high;
•	demand for regional air transportation and capacity limits of airports;
•	the condition of the U.S. economy;
•	our ability to hire, train and retain qualified personnel to execute the growth plan;
•	our ability to create the infrastructure necessary to support new operations;
•	our ability to obtain and finance new aircraft or pay for expansion at acceptable rates;
•	competition among regional carriers, which may drive operating margins below 10%; and
•	competitive responses from both low-cost and major carriers (including lower costs achieved through restructuring), enabling them to fly routes currently flown by regional partners more profitably.

                Many of these factors are beyond our control.  If our assessment of the profitability and feasibility of our growth plan is inaccurate, or if unforeseen circumstances arise, we may not be able to grow as planned or our growth may have an adverse effect on our operating results and our financial condition.

Continental may compete with us

                Continental currently has code-sharing agreements with several regional or commuter airlines in which it acts as the primary code-share partner.  In addition, some of Continental’s major airline code-share partners have arrangements with regional airlines that operate some regional jet flights at Continental’s existing hub airports.  We cannot provide any assurance that Continental will not expand these relationships to compete with us, including with aircraft released from our capacity purchase agreement.  Also, there can be no assurance that Continental will not add its own regional jet capacity in competition with us, subject to the current exclusive arrangement we have at Continental’s existing hubs through December 31, 2006.

                Additionally, Continental has announced many cost savings initiatives in order to return to profitability; therefore, as Continental continues to reduce costs, certain routes currently operated by us may become more profitable for Continental to operate with mainline aircraft.

Continental’s stock ownership enables it to influence us

                Continental currently owns approximately 19.7% of our common stock.  In addition, Continental owns the sole share of our Special Voting Preferred Stock, which, among other things, provides it with the right to elect a designated number of our directors based on the percentage of our common stock that it owns.  In addition, during the term of the capacity purchase agreement, Continental has the right to designate one individual to our board of directors (who will not be a director, officer or employee of Continental) even after it is no longer entitled to designate any directors to our board under its Special Voting Preferred Stock.  As a result, Continental continues to influence our board of directors and other matters affecting our company through its board designees, including:

•	any determination about our business direction and policies, including the appointment and removal of officers;
•	the determination of incentive compensation, which may affect our ability to attract and retain key employees;
•	any determinations about mergers or other business combinations;
•	our acquisition or disposition of assets;
•	our financing decisions and our methods of raising capital;
•	the payment of dividends on our common stock; and
•	the amendment of our certificate of incorporation or our bylaws.

Our tax agreement with Continental increases our exposure to its financial health

                We have a tax agreement with Continental that provides, among other things, for our payment to Continental of all or a significant portion of the tax benefits we realize as a result of an internal reorganization performed before our initial public offering in 2002.  Since that time, we have made net payments of approximately $73.6 million to Continental under the tax agreement and could pay Continental as much as an additional $283.0 million through 2017.  See Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9" for a detailed discussion of our income taxes and our tax agreement with Continental.  If it is determined, as a result of an income tax audit or examination, that a significant amount of these tax benefits should not have been available, thus requiring us to pay additional taxes, interest and penalties to one or more tax authorities, and if at that time Continental were unable to indemnify us for these amounts, then we could be responsible for such tax payments, interest and penalties.

We may be unable to obtain all of the aircraft, parts or related support services we expect from Embraer to operate the aircraft

                Due to the fact that we operate a single fleet type produced by a single manufacturer, our operations could be materially adversely affected by:

•	Embraer’s inability to fill our aircraft orders or provide sufficient parts or related support services on a timely basis;
•	unscheduled or unanticipated maintenance requirements; and
•	the issuance of FAA directives restricting or prohibiting the use of Embraer regional jets or parts.

Maintenance costs will likely increase as the average age of our fleet increases

                Similar to other air carriers in our industry, as the average age of our fleet increases, the maintenance costs for our fleet will likely increase proportionately.  We emphasize preventive maintenance, in addition to the inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our facilities in Burlington, Vermont; Cleveland, Ohio; Houston, Texas; Knoxville, Tennessee; Richmond, Virginia; Louisville, Kentucky; and Shreveport, Louisiana, as well as at our satellite maintenance stations.

                We have a power-by-the-hour agreement with Rolls-Royce to maintain the engines on our aircraft through April 2015.  Under the agreement, we are charged a fixed rate based on flight hours incurred during a month.  The rates are subject to annual revisions based on specific Bureau of Labor Statistics labor and materials indices.  We also have power-by-the-hour agreements with other vendors to cover various components and systems on the aircraft, such as auxiliary power units, thrust reversers, avionics, environmental control, tires, wheels and brakes.

                We believe that these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of maintenance expense during their terms.  Additionally, we continue to maintain an inventory of aircraft spare parts to ensure the reliability of the operation and utilize a computerized tracking system to increase maintenance efficiency and to avoid excess inventories of spare parts.  However, our maintenance costs could increase and adversely impact our results of operations in the event that we have to address new FAA and/or Embraer maintenance directives.  We are not aware of any directives or changes at this time that could adversely affect our maintenance costs.

The highly competitive nature of the airline industry, as well as potentially substantial consolidation in the industry, could adversely affect us

                Since its deregulation in 1978, the U.S. airline industry has undergone substantial consolidation, and it may experience additional consolidation.  The impact of any consolidation or significant alliance activity within the U.S. airline industry could adversely affect our operations, our business prospects and our relationship with Continental.

                The airline industry is highly competitive.  We compete not only with other regional airlines, some of which are owned by major airlines or operate as code-sharing partners of major airlines, including Continental, but also with low-cost airlines and major airlines on many of our routes.  Some of these airlines are larger and have significantly greater resources than we do.  Moreover, competitors could rapidly enter markets we serve for Continental and introduce discount fares, which could lessen the economic benefit Continental derives from servicing these markets, which would indirectly affect us.

We compete with both low-cost carriers and other regional carriers, and our cost structure may not be competitive

                Because we do not control our own flight schedule under the capacity purchase agreement, only 43% of our costs are controlled by us.  All other costs are driven by the flight schedule determined by Continental, Continental’s own cost structure or factors that are outside our or Continental’s control (such as aircraft rent, fuel, insurance, property taxes, etc.).  As a significant portion of our costs are allocated and/or inherited, we may not be able to restructure our costs effectively to compete with other low-cost and regional carriers due to their capital and infrastructure.

Terrorist activities or warnings have dramatically impacted and will likely continue to impact our business

                Terrorist attacks and threats, continued unrest in the Middle East and other world events have negatively impacted the airline industry and could result in further increased costs or reduced demand for the airline industry and us.  For instance, fuel prices rose to historic levels during 2003 and 2004 and have recently begun to re-approach 2004’s all-time high prices.  Additionally, increased security measures mandated by the TSA have increased operating expenses for us and the airline industry, despite governmental assistance.

We have significant contractual obligations and may not be able to generate sufficient cash flow or otherwise raise funds to make required payments or pursue other business opportunities

                Our leverage and the fact that we are not rated by credit rating agencies may affect our ability to obtain and/or satisfy our significant financing needs or meet our obligations.  As of December 31, 2004, we had approximately $259.8 million of long-term debt and capital lease obligations.  This includes outstanding indebtedness of $98.8 million on our note payable to Continental and $137.2 million of senior convertible notes due 2023 (see Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 7" and "— Note 8" for detailed descriptions of these obligations).  We also have significant long-term lease obligations primarily relating to our aircraft.  These leases are classified as operating leases and therefore are not reflected as liabilities on our consolidated balance sheet.  At December 31, 2004, the minimum lease payments due under our long-term operating leases were approximately $4.2 billion.

Our business is subject to extensive government regulation and we may incur additional costs to comply with such regulations

                Our business is subject to extensive government regulation.  As evidenced by the enactment of the ATSA, airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs.  The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures.  Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne wind-shear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures conducted on older aircraft.

                We expect to continue incurring expenses to comply with these regulations.  In addition, if any of these actions by the FAA causes us to cancel flights, the resulting reduction in our revenue is not taken into account in the reconciliation payment made under the capacity purchase agreement to maintain our operating margin within a specified range.

                Additional laws, regulations, taxes and airport rates and charges are proposed from time to time that could significantly increase the cost of airline operations or reduce revenue.  Moreover, because of higher security and other costs incurred by airports since September 11, 2001, coupled with reduced fees paid by airlines to airports due to decreased flying and cargo, many airports have significantly increased their rates and charges to air carriers.  Restrictions on the ownership and transfer of airline routes and take-off and landing slots have also been proposed.  The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available.  We cannot be certain that current laws or regulations, or laws or regulations enacted in the future, will not adversely affect us.

We may be adversely affected by factors beyond our control, including weather conditions and the availability and cost of fuel

                Generally, revenue for airlines depends on the number of passengers carried, the fare paid by each passenger and service factors, such as timeliness of departure and arrival.  During periods of fog, icy conditions, storms, tsunamis or other adverse weather conditions, flights may be cancelled or significantly delayed.  Under our capacity purchase agreement with Continental, we are substantially protected against cancellations due to weather or air traffic control.  However, if we decide in the future to operate our aircraft for another airline or under our own flight designator code, we may not be protected against weather or air traffic control cancellations, which could adversely affect our operating results and our financial condition.

                In addition, if we operate our aircraft for another airline or under our own flight code, we could be exposed to the volatility of fuel prices.  Both the cost and availability of fuel are subject to many economic and political factors and events occurring throughout the world.  Significant changes or extended periods of high fuel costs or fuel supply disruptions would materially affect our operating results.  Our ability to pass on increased fuel costs through fare increases would be limited by several factors, including economic and competitive conditions.  In addition, if the unavailability of fuel causes us to cancel flights, the resulting reduction in our revenue is not taken into account in the reconciliation payment made under the capacity purchase agreement to maintain our operating margin within a specified range.  The cost and availability of adequate supplies of fuel could have a material adverse effect on our operating results and our financial condition in the future.

Our operations and financial condition could be adversely affected as a result of an aviation accident

                An accident or incident involving one of our aircraft could involve repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service, as well as significant potential claims of injured passengers and others.  We are required by the DOT to carry liability insurance.  In the event of an accident, our liability insurance may not be adequate and we may be forced to bear substantial losses from the accident.  Substantial claims resulting from an accident in excess of our related insurance coverage would harm operational and financial results.  Moreover, any aircraft accident or incident, even if fully insured, could create a public perception that we are less safe or reliable than other airlines.

Item 2.    Properties

Flight Equipment

                As shown in the following table, our operating fleet consisted of 245 regional jets at December 31, 2004. Our purchase commitments (firm orders) and aircraft options as of December 31, 2004 are also shown below.

Type	Total Aircraft	Leased	Firm Orders	Options	Seats in Standard Configuration

ERJ-145XR	75	75	29	100	50
ERJ-145	140	140	—	—	50
ERJ-135	30	30	—	—	37

Total	245	245	29	100

                During 2004, we put 21 new ERJ-145XR aircraft into service.  We expect to take delivery of 21 ERJ-145XR aircraft in 2005 (four of which have been delivered as of March 15, 2005) and the remainder of our firm orders through 2006.

                See Item 7.  "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Commitments" for a discussion of our order for new firm commitment aircraft and related financing arrangements.

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

•

Houston Maintenance Hangar — We have four maintenance bays occupying approximately 50,000 square feet and approximately 62,000 square feet of administrative space of which approximately 95% is currently occupied.

•

Houston Training Center — We have approximately 57,000 square feet containing three full-motion regional jet simulators, a full-motion cabin trainer, two fixed training devices and corresponding training and administrative space.

•

Cleveland’s Hopkins International — Terminal D has approximately 106,000 square feet with 12 regional jet passenger loading bridge gates.  We also utilize numerous jetways and gates on Continental’s Terminal C.  Subject to obtaining applicable approvals, we have the ability to add 12 to 16 regional jet gates if the existing 24 turboprop gates are eliminated.  We currently have the ability to park up to 20 regional jets on the turboprop remote parking piers adjacent to Terminal D.

•	Cleveland Maintenance Hangar — We utilize approximately 99,000 square feet of the facility for eight lines of maintenance.
•	Newark Liberty International — We operate out of Continental’s Terminal C2 with up to 24 regional jet passenger loading bridges.

•	Burlington Maintenance Hangar — We have a two-bay maintenance facility totaling approximately 39,000 square feet located in Burlington, Vermont.
•	Knoxville Maintenance Hangar — We have a four-bay heavy maintenance facility totaling approximately 83,000 square feet located in Knoxville, Tennessee.
•	Knoxville Maintenance Shops — We operate a maintenance shop with approximately 12,000 square feet composed of a composite, sheet metal and thrust reverser shop.
•	Louisville Maintenance Hangar — We have a two-bay maintenance facility totaling approximately 20,000 square feet located in Louisville, Kentucky.
•	Richmond Maintenance Hangar — We have a two-bay maintenance facility of approximately 26,000 square feet located in Richmond, Virginia.
•	Shreveport Maintenance Hangar — We have a five-bay heavy maintenance facility of approximately 120,000 square feet located in Shreveport, Louisiana.
•	Shreveport Maintenance Shops — We operate a maintenance shop with approximately 29,000 square feet composed of a composite, sheet metal and thrust reverser shop.
•

Satellite Maintenance Stations — We have line maintenance facilities in Charlotte, North Carolina; St. Louis, Missouri; Nashville, Tennessee; Washington-Dulles, Virginia; Kansas City, Missouri;Lake Charles, Louisiana; Corpus Christi, Texas and Newark, New Jersey.

                All of these facilities are leased on a net-rental basis, and we are responsible for maintenance, taxes, insurance and other facility-related expenses and services.  Continental is the primary sublessor for these facilities, except for the Houston maintenance hangar, the Knoxville hangar and shop facilities, the Shreveport hangar and shop facilities, the Louisville maintenance facility, the Burlington maintenance facility, the Richmond maintenance facility and the Corpus Christi, Lake Charles and Charlotte satellite maintenance stations, which we lease directly.  In addition, at each of Continental’s three domestic hubs and many other locations, our passenger and baggage handling space is provided by Continental on varying terms dependent on the prevailing practice at each airport.  If the capacity purchase agreement is terminated, we may be required to vacate the terminal facilities (or all facilities if the termination results from our material breach of the agreement) that are subleased to us by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any lease in our name.  See Item 1. "Business — Capacity Purchase and Other Agreements with Continental Airlines — Airport Facilities, Slots and Route Authorities."  For a period of five years following the termination of the capacity purchase agreement, if we wish to transfer our interests in any of our facilities used to fulfill our obligations under the capacity purchase agreement, Continental must consent to the transfer (where Continental is the sublessor) and has a right of first refusal to acquire our interests in those facilities that we lease from parties other than Continental.

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

Environmental Proceedings

                We are and may from time to time become involved in environmental matters, including the investigation and/or remediation of environmental conditions at properties we use or were previously used by us.  We are not, however, currently subject to any environmental cleanup orders imposed by regulatory authorities, nor do we have any active investigations or remediation at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

                Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

                Our common stock trades on the NYSE.  The table below shows the high and low sales prices for our common stock as reported on the NYSE composite tape for the periods indicated.

	Common Stock

	High	Low

2004
First Quarter	$15.66	$11.40
Second Quarter	$13.65	$11.38
Third Quarter	$12.38	$9.68
Fourth Quarter	$13.28	$9.49

2003
First Quarter	$12.80	$6.26
Second Quarter	$15.62	$7.80
Third Quarter	$16.00	$11.60
Fourth Quarter	$17.40	$13.82

                As of March 10, 2005, there were approximately 21 holders of record of our common stock.

                We have not paid any cash dividends on our common stock and have no current plans to do so.

                Our certificate of incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless such shares are registered on a separate stock record.  Our bylaws further provide that no shares will be registered on this foreign stock record if the amount so registered would exceed United States foreign ownership restrictions.  United States law currently limits the voting power in us (or any other U.S. airline) by persons who are not citizens of the United States to 25%.

Equity Compensation Plan Information As of December 31, 2004

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance excluding securities reflected in column (a)

Plans approved by security holders	1,401,500	$ 15.12	1,662,750
Plans not approved by security holders	—	—	—

Total	1,401,500		1,662,750

(1) Includes shares underlying options issued pursuant to our 2002 Stock Incentive Plan.

Item 6.    Selected Financial Data

                You should read this selected financial data together with the consolidated financial statements and related notes and Item 7.  "Management’s Discussions and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                We operated essentially as a division of Continental until January 1, 2001, connecting passengers from small to medium-sized communities to its mainline jet operations.  Our scheduling, pricing and revenue management were designed and operated to increase Continental’s overall system revenue rather than to maximize the profitability on flight segments we operated.  In addition, our historical financial statements for periods prior to January 1, 2001 reflect a prorate arrangement between us and Continental that is different from our capacity purchase agreement, which became effective on January 1, 2001.  Under the prorate arrangement, we received a prorated percentage of the ticket revenue for passengers traveling one portion of their trip on our aircraft and the other portion of their trip on Continental’s aircraft, and all of the ticket revenue for passengers traveling their entire trip solely on our aircraft.  All of the costs associated with our flights were either borne directly by us or otherwise allocated to us by Continental.  Under the prorate arrangement, we realized increased revenue as ticket prices and passenger loads increased and decreased costs as fuel and other costs decreased.  Conversely, we realized decreased revenue as ticket prices and passenger loads decreased and increased costs as fuel and other costs increased.  Under our capacity purchase agreement, Continental pays us a rate calculated using a formula for each scheduled block hour operated by us.  Under the formula, our rates vary depending on the average length of our scheduled flights, our aggregate number of flights and the type of aircraft utilized, and are otherwise subject to specified adjustments.

                The following selected financial data has been derived from our audited financial statements.  The financial information included in this report is not necessarily indicative of our future results of operations, financial position and cash flows, or reflective of what our results of operations, financial position and cash flows would have been had we been a stand-alone entity during 2000 and 2001.  For a discussion of some of the key factors that could have an adverse effect on our results of operations, financial position and cash flows, please refer to "Risk Factors" beginning on page 18 of this report.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Operating revenue	$1,507,524	$1,311,443	$1,089,099	$980,473	$843,773
Operating expenses(1)	1,302,097	1,129,466	941,319	879,493	878,955
Operating income (loss)	205,427	181,977	147,780	100,980	(35,182)
Non-operating expense, net	(7,423)	(6,774)	(9,174)	(21,275)	(23,856)
Net income/(loss)	122,771	108,181	84,280	48,074	(38,752)
Basic earnings per share(2)	2.26	1.80	1.38	0.89
Diluted earnings per share(2)	2.04	1.74	1.38	0.89
Weighted average number of shares used in computations:
Basic	54,220	60,026	61,068	54,000
Diluted	61,779	63,062	61,069	54,000

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$215,151	$193,092	$120,930	$71,877	$13
Amounts due from Continental, net	—	—	17,419	14,235	—
Total assets	542,786	510,171	434,148	429,751	302,520
Amounts due to Continental, net(3)	11,239	5,588	—	—	481,312
Note payable to Continental(3)	98,804	193,172	325,512	552,312	—
Other long-term debt and capital lease obligations, including current maturities(4)	161,012	163,623	11,568	8,594	6,015
Stockholders’ equity (deficit)	114,044	(10,287)	15,302	(214,361)	(262,435)

	Year Ended December 31,

	2004	2003	2002	2001	2000

Operating Statistics:
Revenue passenger miles (millions)(5)	7,417	5,769	3,952	3,388	2,947
Available seat miles (millions)(6)	10,410	8,425	6,219	5,437	4,735
Passenger load factor(7)	71.3%	68.5%	63.5%	62.3%	62.2%
Operating cost per available seat mile(cents)(1)(8)	12.51	13.41	15.14	16.18	18.56
Block hours(9)	729,698	593,387	494,830	509,734	489,060
Operating cost per block hour (dollars)(1)(10)	1,784	1,903	1,902	1,725	1,797
Departures	405,055	353,547	314,934	315,812	316,494
Average price per gallon of fuel, including fuel taxes (cents)	71.20	71.04	65.84	81.29	90.12
Fuel gallons consumed (millions)	262.8	215.8	164.9	144.5	122.1
Average length of aircraft flight (miles)	528	491	414	379	342
Average daily utilization of each aircraft (hours)(11)	8.51	7.79	7.63	8.00	8.50
Controllable completion factor(12)	99.9%	99.8%	99.9%	99.1%	97.7%
Completion factor	98.4%	98.2%	99.0%	95.2%	94.1%
Revenue passengers (thousands)	13,659	11,373	9,214	8,305	7,772
Actual aircraft in fleet at end of period	245	224	188	170	166

(1)	Includes government grant of $0.5 million and $24.9 million in 2002 and 2001, respectively.
(2)

See Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — (m) Earnings per Share" for the reconciliation of the numerator and denominator of basic earnings per share to the numerator and denominator of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

(3)	See a detailed description of our note payable to Continental in Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 7 ."
(4)

Beginning July 1, 2003, mandatorily redeemable preferred stock of subsidiary is classified as long-term debt in accordance with Statement of Financial Accounting Standard No. 150 — "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  Reclassification of the prior year financial statements was made to conform to the current year presentation.

(5)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(6)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(7)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(8)	Operating cost per available seat mile equals operating expenses divided by available seat miles.
(9)	Block hours are the hours from gate departure to gate arrival.
(10)	Operating cost per block hour equals operating expenses divided by block hours.
(11)	The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(12)	Controllable completion factor is the actual number of completed flights, plus flights cancelled due to weather and air traffic control, divided by the number of scheduled flights.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this report. The discussion below contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those described in Item 1. "Business — Risk Factors" and elsewhere in this report.

Executive Summary

                Where we are…

                We are the largest operator of regional jets and the largest regional airline in the world based on available seat miles.  As of January 31, 2005, we offered scheduled passenger service with an average of 1,175 daily departures to approximately 148 cities in 40 states, the District of Columbia, Mexico, Canada and the Caribbean.  We provide Continental Airlines, Inc. ("Continental") substantially all of its regional jet service out of New York/Newark, Houston and Cleveland and additional non-hub service.  From 2002 to 2004, our available seat miles ("ASMs") grew at a compounded annual rate of 29.4%, while our costs increased at a compounded annual rate of only 17.6% during the same period.  Our goal is to increase earnings and cash flow by focusing on operating costs and reliability.  Our success to date is evidenced by the slower growth in our operating costs than in our level of operations, all while we added more complexity to our network, increased capacity and achieved a 99.9% controllable completion factor.  We have achieved these results through fleet commonality, employment of cost-effective technologies and sizeable investments in training resources.  For the year ended December 31, 2004, we recorded net income of $122.8 million.

                We receive substantially all of our revenue from Continental under our capacity purchase agreement, pursuant to which Continental purchases all of our capacity and pays us specified rates per scheduled block hour by our aircraft, together with certain incentive payments and reimbursements.  This operating revenue is reconciled and settled with Continental on a monthly basis, and we perform a quarterly reconciliation of our costs within the margin band as defined in the capacity purchase agreement.  Please see Item 1. "Business — Capacity Purchase and Other Agreements with Continental Airlines" for a more detailed description of this agreement.

                Fleet.  During 2004, we accepted 21 new ERJ-145XR aircraft.  This aircraft is a 50-seat regional jet capable of flights of 1,500 miles.  With these deliveries, we ended 2004 with 75 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  Our regional jets’ operational capabilities allowed us to add service to new markets, expand service in existing markets and ultimately have allowed Continental to broaden service from its major hub cities, as well as select communities, thus contributing to Continental’s growth options.  We currently expect to receive 21 new ERJ-145XR aircraft during 2005 (four of which have been delivered as of March 15, 2005) and eight new ERJ-145XR aircraft in 2006.

                Labor.  As of January 31, 2005, approximately 70% of our employees were covered by collective bargaining agreements.  As contracts become amendable, we accrue for any expected increase in costs related to the new contracts.  The actual outcomes may differ from our estimates.

                In 2004, we finalized the following collective bargaining agreements:

•

our pilots, represented by the Air Line Pilots Association, International, ratified an agreement, which becomes amendable in December 2008.  The agreement currently covers approximately 2,400, employees;

•

our mechanics, represented by the International Brotherhood of Teamsters, ratified an agreement, which becomes amendable in August 1, 2009.  The agreement currently covers approximately 1,000 employees; and

•	our dispatchers, represented by the Transport Workers Union, ratified an agreement, which becomes amendable in July 2009. This agreement currently covers approximately 80 employees.

                The collective bargaining agreement with our flight attendants, represented by the International Association of Machinists and Aerospace Workers, became amendable in December 2004.  Negotiations began in November 2004 and are ongoing.  We cannot predict the final outcome of these negotiations.

                Liquidity and Financing Activities.  As of December 31, 2004, we had $215.2 million in cash and short-term investments, including $6.3 million in restricted cash.  During 2004, we reduced our note payable to Continental by $94.4 million and our loan agreement with Export Development Canada ("EDC") by $0.9 million.  In addition, we made $1.7 million in principal payments related to our capital leases.  Our cash flows from operations were sufficient to cover our capital resources and liquidity requirements during the three years ending December 31, 2004.  See discussion below in "— Liquidity and Capital Commitments."

                Relationship with Continental.  In January 2005, Continental contributed 6.0 million shares of our common stock to its defined benefit pension plan, which reduced Continental’s ownership of our common stock to 19.7%.  Pursuant to the share of our Special Voting Preferred Stock that it owns, Continental has designated one member to our board of directors and remains in a position to influence many of our corporate decisions.  Once the percentage of its common stock ownership drops below 10%, we will redeem the Special Voting Preferred Stock and this right will terminate; however, Continental will still have the right to designate a director to our board pursuant to the capacity purchase agreement.  Continental has indicated that it intends to dispose of some or all of its remaining interest in our common stock, subject to market conditions.  Based on current information and our capacity purchase agreement with Continental, we do not believe that Continental’s disposition of its remaining ownership interest in us will have an adverse impact on our results of operations or financial position.

                Pursuant to the capacity purchase agreement, we indemnify Continental for its losses resulting from some of our actions and it indemnifies us for our losses arising from some of its actions.  During 2004, we incurred $4.0 million in other operating expenses relating to a claim by Continental for costs incurred during the post-retirement storage of certain turboprop aircraft engines.  We paid Continental $4.0 million as full and final satisfaction of this matter.  In addition, one of our engines under an operating lease with Continental was damaged beyond repair while the aircraft was on the ground.  Consequently, we paid Continental $1.9 million to purchase the engine and recorded the purchase in other operating expenses.  As a result of this incident, we are also obligated to obtain a replacement engine to satisfy the spare engine requirements under our power-by-the-hour agreement with Rolls-Royce Corporation ("Rolls-Royce").

                During 2003, we finalized our 2002 income tax returns reflecting the tax impacts of our spin-off from Continental.  Upon reconciling the tax impacts of the spin-off in our deferred tax accounts, a deferred tax asset of approximately $6.7 million remained.  At the end of 2003, this asset was included in our deferred tax accounts.  In 2004, based on Continental’s agreement with our reconciliation and the conclusion that this asset was related to our spin-off from Continental, the item was reclassified as a receivable from Continental.  In December 2004, we reached an agreement with Continental under which it agreed to pay half of this balance.  As a result, we recorded a $3.4 million charge in other operating expenses.  Continental paid us the remaining balance as full and final satisfaction of this matter in January 2005.

                Rate Resetting Process under the Capacity Purchase Agreement.  In July 2004, we began negotiating with Continental to adjust the scheduled block hour rates for 2005 as required under the capacity purchase agreement, pursuant to which we receive payment for each scheduled block hour in accordance with a formula designed to provide us with a target operating margin of 10.0%.  We completed the rate negotiations for 2005 and amended the capacity purchase agreement with respect to certain matters, including capping the ceiling on the operating margin defined in the agreement at 10.0%.  We will also include previously unreconciled costs such as actual labor cost performance in the calculation of this new ceiling.  Additionally, in 2005 we are only required to pay Continental a penalty for controllable completion factors below 99.5% instead of using our rapidly rising historical benchmark, which is expected to exceed 99.5% by 2006.  We expect our operating margin for 2005 and beyond to be approximately 10.0%.  Had the ceiling for the operating margin as defined in the capacity purchase agreement been capped at 10.0% and previously unreconciled costs been included in this calculation during 2004, our operating income in 2004 would have been reduced by approximately $58.9 million.

                In addition, as part of the 2005 rate resetting and as a result of Continental’s cost-saving initiatives, the cost for Continental to provide certain customer services to us such as technology infrastructure, ground handling and various other services will be reduced by approximately $5 million, $23 million and $19 million, respectively, in 2005.  As these are fully reconciled costs, we expect our operating income in 2005 to be reduced by approximately $5 million as a result of these cost reductions.

                We seek to provide the most reliable regional jet service available at a competitive price.  We continuously work with Continental to identify ways to lower our costs.  As this occurs, our results from operations could be adversely affected in the short-run when compared to historical results since our operating revenue is based on our underlying costs.

                New Venture.  We recently made a minority investment in a European start-up company that seeks to provide regional jet services to European air carriers.  The company is currently attempting to market this concept, but is not yet a certificated airline and has no firm commitments from any air carriers.  We are analyzing the implications of the Financial Accounting Standards Board Interpretation 46 – "Consolidation of Variable Interest Entities," ("FIN 46") at this time and expect to consolidate the results of operations and financial condition of this entity in 2005.

                Where we are going…

                We seek to enhance stockholder value by providing the most efficient and reliable regional jet service.  This tactical focus on costs and reliability generated improved earnings and strengthened our relationship with Continental.  As the airline industry continues to experience one of its most difficult periods, we believe this strategy has served us well over the past 12 months and will do so in the future.  We exceeded our 2004 financial objectives while at the same time lowering Continental’s cost and improving our reliability.

                Our goal is to enhance our stockholders’ long-term value through:

•	containing our costs;
•	maintaining the reliability of our service; and
•	strengthening our balance sheet by lowering our debt obligations and increasing cash to help position us for new opportunities.

                Operational Guidance for 2005.  The following table summarizes our guidance for block hours, available seat miles and departures:

	First Quarter 2005	Fiscal Year 2005

Block Hours(1) (3)	12% – 14%	10% – 12%
Available Seat Miles(2) (3)	13% – 15%	11% – 13%

(1)	Block hours are the hours from gate departure to gate arrival.
(2)	Available seat miles are the number of passenger seats multiplied by the number of scheduled miles those seats are flown.
(3)	Growth based on expected year-over-year increases and similar utilization to 2004.

We expect our departures for the first quarter of 2005 to be approximately 104,500.  However, since Continental controls and is responsible for our scheduling, our actual performance detailed above can be materially different from our estimates.

                We also expect our fleet to total 266 aircraft by December 31, 2005, which includes the delivery of 21 new aircraft during 2005.

                Outlook.  Despite our efforts to contain costs and improve reliability, we are directly affected by the financial and operational stability of Continental because we depend on Continental’s ability to make payments to us under our capacity purchase and other agreements.  The current financial environment for U.S. domestic network carriers continues to be the worst in the industry’s history and could deteriorate further.  Continental recently announced that its current cost structure is not competitive due to the weak domestic yield environment, caused in large part by the fierce competition from low-cost carriers and record-breaking fuel prices.  Additionally, many of the other network carriers have reduced their costs significantly and may continue to restructure their costs downward.

                Continental has reported significant losses since September 11, 2001, excluding special items. For the year ended December 31, 2004, Continental reported a net loss of $363 million.  For the year ended December 31, 2003, Continental reported net income of $38 million, but only after asset-related gains of $183 million from dispositions of all or part of its interests in us, Orbitz and Hotwire, $111 million in security fee reimbursements from the U.S. government, $15 million in other gains and $62 million in special charges (all net of tax).

                On February 28, 2005, Continental announced that it had reached tentative agreements with its pilots, flight attendants, mechanics and dispatchers which, if ratified by union membership, will provide it with approximately $500 million of annual cost savings on a run-rate basis when these agreements are implemented and when coupled with prior concessions by its non-union employees (in addition to its previously announced cost-saving initiatives of approximately $1.1 billion).  This excludes the (i) non-cash cost of options to purchase approximately 10 million shares of Continental’s common stock that it expects to issue to its employees in connection with the pay and benefit reductions and (ii) accruals for certain non-cash costs or charges relating to items contained in the tentative agreements.  Continental also announced its ability to achieve certain of the cost reductions will depend on the timely and effective implementation of new work rules, actual productivity improvement and implementation of technology and other items.  The timing and full impact of these items are difficult to estimate, therefore actual cost savings may be materially different from its current estimate.  Continental has also indicated that it expects to incur a substantial loss in 2005 even if these agreements are ratified.  If Continental fails to achieve timely ratification of these agreements, it could have inadequate liquidity to meet its obligations.  Continental expects the results of the ratification process for these agreements to be completed by March 31, 2005.

                Absent additional adverse factors due to external influences such as additional terrorist attacks, hostilities involving the United States or high fuel prices, Continental indicated that it believes its current liquidity to be sufficient to fund its current operations and other financial obligations through 2005 (if the tentative agreements are ratified and implemented).  However, a combination of some or all of several events, most of which are outside of Continental’s direct control, may result in its inability to maintain adequate liquidity through December 31, 2005.  These events include the failure of its unions to ratify and implement the tentative agreements, further significant declines in yields, and fuel prices higher than current levels for an extended period of time.

                Continental has reported that its business and financial performance are subject to a number of additional risks, including the following:

•

low-cost competitors – growth of low-cost carriers is dramatically changing the airline industry and carriers emerging from bankruptcy have or will have significantly reduced cost structures and operational flexibility allowing them to compete more efficiently;

•

low-fare environment – many low-cost carriers and Delta Air Lines have introduced lower and simplified fare structures which have caused  Continental to match these fare reductions and structure in competitive markets;

•	fuel costs – fuel prices, which are highly volatile and remain at historic highs;
•

labor costs – although tentative agreements with its unions were reached on February 28, 2005 (with the results of ratifying votes expected by March 31, 2005), Continental estimated that its labor cost per ASM will continue to be higher than that of many of its competitors;

•

excessive taxation – The U.S. airline industry is one of the most heavily taxed industries.  The Bush administration recently proposed increasing the passenger security fee from $2.50 to $5.50 per enplanement;

•

security costs – the terrorist attacks of 2001 have caused security and insurance costs to increase significantly.  These costs are likely to continue to rise for the foreseeable future as additional security measures are implemented; and

•	pension liability – Continental has significant commitments to its defined benefit pension plan.

                Even if none of the foregoing factors occurs, Continental has indicated that it may have to further downsize its operations and further reduce expenses.  Under the capacity purchase agreement, Continental has the ability to reduce its level of commitment and utilization of our aircraft.  Currently, Continental can provide, at any time, 12-months’ notice of its intention to reduce the number of aircraft covered by the agreement.  Under this provision, Continental is entitled to decline capacity with respect to any undelivered regional jets subject to our firm orders as of the effective date, and up to 25%, over any rolling three-year period of our delivered aircraft under an agreed upon methodology.  If Continental reduces its commitment and utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  There can be no assurance that such circumstances will not occur in the future.

                Additionally, Continental leases from third parties a substantial portion of the aircraft and airport facilities that it subleases to us.  If Continental breaches or otherwise fails to perform under these leases, we could lose our rights under the subleases, and our continued access to our aircraft and airport facilities would then depend on our ability to negotiate direct agreements with the third-party lessors.  For a detailed discussion of Continental's results of operations, please see its annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission ("SEC").

                Critical Accounting Estimates

                Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP").  The preparation of these financial statements requires us to make estimates and judgments that affect reported amounts and related disclosures.   We have identified the accounting estimates below as critical to our business operations and an understanding of our results of operations.  The SEC has defined critical accounting estimates as the ones that are most important to the portrayal of a company's financial condition and results and require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  For all of these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require judgment.  The discussion below is not intended to be a comprehensive list of our accounting estimates.  For a detailed discussion on the application of our accounting policies, see Item 8.  "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements —Note 1."

Revenue Recognition

Nature of Estimates Required — Amounts billed by us to Continental under the capacity purchase agreement are subject to our interpretation of the capacity purchase agreement.  Beginning with 2005, we are required to negotiate the block hour rates with Continental annually.  If the rates were not finalized, we would be required to estimate these rates and record revenue based on such estimates until final rates are agreed to with Continental.  In addition, even if Continental concurs with the block hour rates, it may dispute amounts billed and pay less than the amount invoiced if it interprets the capacity purchase agreement differently than we do.

Assumptions and Approach Used— The rates we use to calculate our operating revenue are based on our interpretation of the capacity purchase agreement.

Effect if Different Assumptions Used— If our interpretation materially differs from Continental’s, our revenue could be materially understated or overstated.  No such disputes existed as of December 31, 2004.  Under the capacity purchase agreement, a substantial portion of our costs are reconciled for differences between our actual costs and the estimated costs included in our block hour rates at a 10.0% operating margin.  In addition, certain costs generally controllable by us are reconciled to allow us to operate within our operating margin as defined in the capacity purchase agreement ("prevailing margin") of 8.5% to 11.5%.  For the fourth quarter of 2004, we rebated $16.7 million to Continental because our prevailing margin before reconciliation payments exceeded 11.5%.  Had Continental disputed the prevailing margin calculation for the fourth quarter of 2004 by excluding certain costs from the calculation, resulting in a one point increase in the prevailing margin, our pretax income would have decreased by $4.5 million, or $0.05 per diluted earnings per share ("EPS").

Wages, Salaries and Related Expenses

Nature of Estimates Required— We are currently self-insured for some of our healthcare costs and have a large deductible for our workers’ compensation liability and, as such, reserves for the cost of claims that have not been paid or benefit costs that have been incurred but not yet reported ("IBNR") as of a given balance sheet date are estimated.

 As our collective bargaining agreements become amendable, we accrue for anticipated retroactive pay that we estimate will be due under the new contract.  However, actual cost may differ materially from our estimates.

Assumptions and Approach Used— Our estimates for these reserves are derived from actuarial projections provided by third-party administrators.  These estimates rely on historical claim experience, demographic data and projection of the effects of inflation on medical costs.

Effect if Different Assumptions Used— If the cost of these claims is significantly different than what has been estimated, the reserves for future claims could be materially overstated or understated.  As of December 31, 2004, our reserve related to our healthcare cost was $3.6 million.  To have a $0.01 per share impact on our diluted EPS, we would have had to adjust this reserve by 13.6%.  Our workers’ compensation administrator provided a range of IBNR from $5.1 million (based on 45% confidence level) to $5.7 million (based on 75% confidence level) in 2004.  As of December 31, 2004, we reserved $5.7 million related to these benefits.  Had our reserve equaled the low end of the estimate, our diluted EPS would have increased by $0.01 per share.

Goodwill and Intangible Assets

Nature of Estimates Required—Under the Statement of Financial Accounting Standard No. 142 — "Goodwill and Other Intangible Assets" ("SFAS 142"), intangible assets can have either finite or indefinite useful lives.  As of December 31, 2004, we had intangible assets with both finite and indefinite lives.   Our critical accounting estimate is related to our reorganization value in excess of amounts allocable to identifiable assets, which has an indefinite useful life.  Under SFAS 142, goodwill and intangible assets with indefinite useful lives should be tested at least annually for impairment.  Factors considered important when determining the impairment of reporting segments under SFAS 142 include items affecting the cash flows of the reporting segments; the reporting segments’ operational performance versus market expectations; the reporting segments’ performance compared to peers within the industry; the marketplace for and identification of the intangible assets of the reporting segments; significant changes in the underlying business strategy or operational environment; material ongoing industry or economic trends; or other factors specific to the asset or reporting segments being evaluated.  Any changes in the key assumptions about the business and its prospects, or changes in market conditions or other externalities could result in an impairment charge.

Assumptions and Approach Used— For our SFAS 142 analysis, we employed a discounted cash flow approach, a market multiple approach and an acquisition approach.  The discounted cash flow approach considers our expected cash generation capabilities, and the market-multiple approach and the acquisition approach look to similar companies or transactions within the industry to derive multiples for the company.

Effect if Different Assumptions Used — As of December 31, 2004, our reorganization value in excess of amounts allocable to identifiable assets was $12.8 million.  If assumptions used in our analysis were changed materially, our intangible assets could be materially overstated.  However, based on our current impairment test, there would have to be a significant change in assumptions used in the calculation for an impairment to occur as of December 31, 2004.

                In addition to our critical accounting estimates described above, we made other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements.  In general, we base our estimates on historical experience, information from third-party professionals and various other assumptions that we believe are reasonable under the circumstances.  We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements.  Our estimates as of the date of the financial statements reflect our best judgment after giving consideration to all currently available facts and circumstances.  As such, actual results may differ significantly from these estimates and may require adjustment in the future as additional facts become known or as circumstances change.

                We have discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors, and the audit committee has reviewed the disclosures presented above relating to them.

                Recently Issued Accounting Standards

                The Financial Accounting Standards Board has ratified or issued the following accounting standards that are applicable to us:

•	Emerging Issues Task Force Issue No. 04-08 — "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" Consensus; and
•	Statement of Financial Accounting Standard No. 123 (Revised 2004) —"Share-Based Payments."

                See detailed description of these accounting standards and their impact on our financial condition, results of operations and liquidity in Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — (s) Recently Issued Accounting Standards."

Results of Operations and Analysis

                Statistical Information

                The following table provides an analysis of statistical information for each of the three years ended December 31:

	Year Ended December 31,

	2004	Increase/ (Decrease) 2004-2003		2003	Increase/ (Decrease) 2003-2002		2002

Operating Statistics:
Revenue passenger miles (millions)(1)	7,417	28.6%		5,769	46.0%		3,952
Available seat miles (millions)(2)	10,410	23.6%		8,425	35.5%		6,219
Passenger load factor(3)	71.3%	2.8	pts	68.5%	5.0	pts	63.5%
Operating cost per available seat mile (cents)(4)(5)	12.51	(6.7%)		13.41	(11.4%)		15.14
Block hours(6)	729,698	23.0%		593,387	19.9%		494,830
Operating cost per block hour (dollars)(5)(7)	1,784	(6.3%)		1,903	0.1%		1,902
Departures	405,055	14.6%		353,547	12.3%		314,934
Average price per gallon of fuel, including fuel taxes (cents)	71.20	0.2%		71.04	7.9%		65.84
Fuel gallons consumed (millions)	262.8	21.8%		215.8	30.9%		164.9
Average length of aircraft flight (miles)	528	7.5%		491	18.6%		414
Average daily utilization of each aircraft (hours)(8)	8.51	9.2%		7.79	2.1%		7.63
Controllable completion factor(9)	99.9%	0.1	pts	99.8%	(0.1	pts)	99.9%
Completion factor	98.4%	0.2	pts	98.2%	(0.8	pts)	99.0%
Actual aircraft in fleet at end of period	245	9.4%		224	19.1%		188
Revenue passengers (thousands)	13,659	20.1%		11,373	23.4%		9,214

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)	Operating cost per available seat mile equals operating expenses divided by available seat miles.
(5)	Includes government grant of $0.5 million in 2002.
(6)	Block hours are the hours from gate departure to gate arrival.
(7)	Operating cost per block hour equals operating expenses divided by block hours.
(8)	The average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(9)	Controllable completion factor is the actual number of completed flights, plus flights cancelled due to weather condition and air traffic control, divided by the number of scheduled flights.

                We monitor the forgoing statistical information closely to ensure that we are continually focused on our operational efficiencies and cost control.

                The following discussion provides an analysis of our results of operations and reasons for any material changes for the periods indicated.

                Comparison of 2004 to 2003

                The following table sets forth information regarding our operating expense components.  Individual operating expense components are expressed as a percentage of our total operating revenues and as cost per ASM:

	2004			2003

	Amount	Percent of Revenue	Cost per ASM	Amount	Percent of Revenue	Cost per ASM

	(in thousands)		(in cents)	(in thousands)		(in cents)

Wages, salaries and related costs	$319,159	21.2%	3.07	$283,290	21.6%	3.36
Aircraft rentals	281,455	18.7%	2.70	249,094	19.0%	2.96
Aircraft fuel and related taxes	187,088	12.4%	1.80	153,271	11.7%	1.82
Maintenance, materials and repairs	154,027	10.2%	1.48	130,079	9.9%	1.55
Other rentals and landing fees	87,602	5.8%	0.84	95,032	7.2%	1.13
Ground handling	105,742	7.0%	1.02	89,566	6.8%	1.07
Outside services	29,299	1.9%	0.28	28,885	2.2%	0.34
Depreciation and amortization	23,537	1.6%	0.23	20,421	1.6%	0.24
Aircraft related and other insurance	9,373	0.6%	0.09	6,781	0.5%	0.08
Security fee reimbursement	—	—	—	(3,034)	(0.2%)	(0.04)
Other operating expenses	104,815	7.0%	1.00	76,081	5.8%	0.90

	$1,302,097		12.51	$1,129,466		13.41

                We strive to provide Continental cost-effective services and to remain competitive compared to other regional air carriers.  Although most of the individual expense components increased during the year ended December 31, 2004, as compared to the same period in 2003 and 2002, the tables above and below demonstrate increased efficiencies in our operations based on our cost per ASM.

                General

                Our operating income in 2004 reflected a 13.6% operating margin, compared with an operating margin of 13.9% in 2003.  The 2004 operating margin included the benefits of cost savings and $11.5 million in performance incentive payments under our capacity purchase agreement.  The payments are primarily based on the current controllable completion factor compared to a historical controllable completion factor benchmark.  Because the historical rates are measured on a rolling monthly average, higher controllable completion factors result in higher incentive payments in the near term but reduce our opportunity to earn incentive payments in the future.  Our controllable completion factor in 2004 was 99.9% and our historical benchmark completion factor was 98.9% for the same period.

                Under the capacity purchase agreement, a substantial portion of our costs are reconciled for differences between our actual costs and the estimated costs included in our block hour rates at a 10.0% operating margin.  In addition, if our prevailing margin (before any reconciliation payments) falls outside our margin band of 8.5% or 11.5%, our revenue will be adjusted to bring us back to our floor or cap.  In 2004 and 2003, our actual costs were lower than the estimates used in the block hour rates; consequently, our prevailing margin (before reconciliation payments) exceeded 11.5%.  The lower costs were primarily due to lower maintenance, materials and repair and passenger servicing expenses.  Our reconciliation payments to Continental totaled $61.0 million and $30.1 million for 2004 and 2003, respectively.  As a result of the rate resetting process for 2005, we expect our future operating margin, excluding incentives, to be closer to our target contractual operating margin of 10%.

                Operating Expenses

                As our operations have grown, our direct labor groups such as pilots, flight attendants, mechanics, dispatchers and customer service agents have increased proportionally.  This larger work force and increases in wage rates under some of our collective bargaining agreements increased our wages, salaries and related costs by $20.3 million in 2004.  Increases related to our non-direct labor groups such as clerical and management positions were approximately $4.2 million in 2004.  We also incurred approximately $8.1 million in additional employee benefit costs in 2004 due to increases in medical benefit costs, workers’ compensation, payroll taxes and 401(k) expenses.

                In the future, we anticipate our wages, salaries and related costs to be affected by the following factors:

•	expected growth of our operations;
•	projected increases in health and medical benefit costs and other incentives to our employees, such as 401(k) expenses;
•	expected expenses related to the fair value of stock compensation beginning in July 2005, as required by SFAS 123R; partially offset by
•

reduced non-direct labor costs of approximately $3.8 million annually as a result of our elimination of 10% of our management and clerical positions through staff reductions and the withdrawal of unfilled positions in August 2004.

                The increase in our aircraft fuel expense in 2004 was mainly due to a 21.8% increase in fuel consumption.  Consumption rose primarily due to a 23.0% increase in block hours, which was partially offset by our jets’ more efficient fuel burn.  Our actual price of fuel, including taxes, in 2004 and 2003 was 71.2 cents and 71.0 cents per gallon, respectively.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price and fuel tax equal to the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.  Beginning in 2003, until the termination of these agreements, caps on fuel and fuel tax are 66.0 cents and 5.2 cents per gallon, respectively.

                Approximately $29.3 million of the increase in maintenance, materials and repairs during 2004 was due to a 21.5% increase in flight hours and a 14.0% increase in rate-per-flight-hour related to our power-by-the-hour contracts.  The rate-per-flight-hour increase is mainly attributed to a higher number of power-by-the-hour contracts in place during 2004.  For the year ended December 31, 2004, approximately 10% more of our maintenance, materials and repairs cost consisted of power-by-the-hour expense versus the same period in 2003.  As a result of the increased coverage under our power-by-the-hour contracts, our airframe, avionics and engine component repair and replacement costs decreased by approximately $7.0 million.  Despite the increase in the cost of our power-by-the-hour contracts, as well as general maintenance expense and overhead to support the continuing growth and aging of our fleet, our maintenance, material and repair cost per flight hour decreased by 2.4% for the year ended December 31, 2004 versus the same period in 2003.  We expect our future maintenance, materials and repair expenses, adjusted for volume and further fleet aging, to mirror our current cost structure.

                The decrease in other rentals and landing fees in 2004 was primarily due to a $21.3 million decrease in our terminal facility rents at Continental’s hub stations as a result of an amendment to our master facility and ground handling agreement in November 2003.  This decrease was partially offset by higher facility rent in non-hub stations of approximately $2.2 million, as the number of stations in which we operate increased.  In addition, our landing fees in 2004 increased by $10.7 million as a result of a 15.0% increase in landing weights and a 8.4% increase in landing fee rates.

                The increase in other operating expenses was mainly due to the following:

•	$7.1 million increase in property taxes, primarily due to fleet growth;
•	$5.7 million increase in crew related charges, such as per diem and hotel cost, as a result of increased flight operations and flight training activities;
•	$4.0 million charge for the settlement of a claim by Continental for indemnification under the capacity purchase agreement as described in "–-Executive Summary" above;
•	$3.4 million charge for the final settlement of a $6.7 million receivable related to our spin-off from Continental in 2002 as described in "–- Executive Summary" above;
•	$2.8 million increase in passenger screening fees primarily because we no longer receive relief for security fees under the Emergency Wartime Supplemental Appropriation Act of 2003 in 2004; and
•	$1.9 million payment to Continental to purchase an engine we damaged beyond repair as described in "–-Executive Summary" above.

                Nonoperating Expenses

                Our interest expense is related to our senior convertible notes, note payable to Continental, loan agreement with EDC and the Series A Cumulative Mandatorily Redeemable Preferred Stock of ExpressJet Airlines, Inc. due April 16, 2012 ("Series A Preferred Stock").  As we issued our senior convertible notes in August 2003 and we entered into our loan agreement with EDC in May and September 2003, our interest expense increased by $4.2 million in 2004 as compared to 2003.  This was partially offset by a $2.3 million decrease in interest expense related to our note payable to Continental as we continue to reduce our outstanding balance.  We expect to pay off the entire note payable to Continental by March 2006.  Furthermore, our interest income increased by $1.6 million as a result of a 0.3 point increase in our returns from our investments and higher average cash and short-term investment balance of approximately $71.4 million in 2004 as compared to 2003.

                Comparison of 2003 to 2002

	2003			2002

	Amount	Percent of Revenue	Cost per ASM	Amount	Percent of Revenue	Cost per ASM

	(in thousands)		(in cents)	(in thousands)		(in cents)

Wages, salaries and related costs	$283,290	21.6%	3.36	$237,307	21.8%	3.82
Aircraft rentals	249,094	19.0%	2.96	199,160	18.3%	3.20
Aircraft fuel and related taxes	153,271	11.7%	1.82	108,559	10.0%	1.75
Maintenance, materials and repairs	130,079	9.9%	1.55	97,220	8.9%	1.56
Other rentals and landing fees	95,032	7.2%	1.13	89,114	8.2%	1.43
Ground handling	89,566	6.8%	1.07	74,083	6.8%	1.19
Outside services	28,885	2.2%	0.34	23,022	2.1%	0.37
Depreciation and amortization	20,421	1.6%	0.24	29,787	2.7%	0.48
Aircraft related and other insurance	6,781	0.5%	0.08	17,980	1.6%	0.29
Security fee reimbursement	(3,034)	(0.2%)	(0.04)	—	—	—
Other operating expenses	76,081	5.8%	0.90	65,087	6.0%	1.05

	$1,129,466		13.41	$941,319		15.14

                General

                Our operating income in 2003 reflected a 13.9% operating margin, compared with an operating margin of 13.6 % in 2002.  The 2003 operating margin included the benefits of cost savings and $12.9 million in performance incentive payments under our capacity purchase agreement.  We earned the incentive payments primarily by achieving a controllable completion factor of 99.8% in 2003 versus a historical benchmark factor of 98.5%.

                As a result of cost savings from maintenance, materials and repairs and passenger servicing expenses in 2003 and 2002, our prevailing margin (before reconciliation payments) exceeded 11.5%; consequently, we made reconciliation payments to Continental totaling $30.1 million and $14.7 million for 2003 and 2002, respectively.

                Operating Expenses

                As we have grown, our work force has grown.  This, combined with increased wage rates under some of our collective bargaining agreements, increased our wages, salaries and related costs by $34.3 million in 2003.  In addition, we incurred approximately $11.8 million in higher employee benefit costs in 2003 due to increases in medical, workers’ compensation and 401(k) expenses.

                Our aircraft fuel expense, including taxes, increased in 2003 due to a 30.9% increase in fuel consumption and a 7.9% increase in fuel price and the related taxes.  Consumption rose due to a 19.9% increase in block hours combined with operating an all-jet fleet, since jets burn more fuel than turboprop aircraft.

                The increase in maintenance, materials and repairs in 2003 was caused by a $24.8 million increase in our power-by-the-hour expense as a result of a 35.7% increase in jet flight hours and an 8.6% rate increase under these agreements, which is mainly attributed to a higher number of power-by-the-hour contracts in place during 2003 as compared to 2002.  General maintenance expenses also increased to support the continuing growth and aging of our fleet, offset in part by a $4.3 million decrease in non-power-by-the-hour turboprop maintenance expense as these aircraft exited our fleet in 2002.

                Rentals and landing fees increased in 2003 because landing weights increased 18.0%, and our average rate per landing weight increased 14.5%.  These increases were partially offset by a $4.7 million decrease in other rentals as we decreased our use of outside simulators in favor of our own flight simulators.

                Aircraft related and other insurance includes insurance premiums for our hull and war risk insurance (purchased through the private insurance market and the Federal Aviation Administration) and other corporate insurance such as directors’ and officers’ liability insurance, employment practices liability insurance, fiduciary liability insurance and other policies.  During 2003, the cost of hull and war risk related insurance decreased by $13.5 million because our insurance rates through both the private insurance market and the U.S. government decreased as a result of higher passenger liability insurance, which is reported as part of our other operating expense.  Aviation war risk insurance coverage by the government can be extended through December 2005.  These decreases were partially offset by a $2.3 million increase in the cost of our other corporate insurance policies, under which we now have separate coverage since we are no longer majority owned by Continental.  Corporate insurance premiums are higher for us under separate policies than when we had combined policies with Continental.

                Nonoperating Expenses

                The decrease in interest expense was primarily related to a decrease in our note payable to Continental from $325.5 million as of December 31, 2002 to $193.2  million as of December 31, 2003.  This decrease was partially offset by increases in interest expense related to our loan agreement with EDC and our senior convertible notes as we entered into these agreements during 2003.

                Future Costs

                We remain committed to providing competitively priced service by controlling our costs; however, we believe that our costs may still increase in the future due to:

•	changes in wages, salaries and related fringe benefit costs, as described above;
•	changes in the costs of materials and outside services;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•	fleet age;
•

higher aircraft ownership costs as new aircraft are delivered, to the extent these aircraft are not covered by the capacity purchase agreement or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements; and

•

changes in the cost of services provided by Continental at fixed rates under our capacity purchase and other agreements, which may be renegotiated.  Under these agreements, if we cannot reach an agreement with Continental, the dispute will be submitted to a third party for arbitration.

In the short-term, higher costs would generate higher revenues; however, in the long-run, failure to control our costs would prevent us from remaining competitive and limit our opportunities to attract additional partners or to take advantage of opportunities as they present themselves.

Liquidity and Capital Commitments

                Sources and Uses of Cash

                Our primary source of liquidity is cash flow provided from our operations.  For the years ended December 31, 2004 and 2003, our operations provided $153.6 million and $230.7 million, respectively, in cash flow.  As of December 31, 2004 and 2003, we also had $6.3 million and $3.2 million of restricted cash, respectively, which is used as collateral for our workers’ compensation coverage.  The decrease in our cash flow from operations from 2003 to 2004 was primarily because in December 2004, we paid our pilots the wages we had accrued since October 2001 as a result of the finalization of our collective bargaining agreement.  In addition, our tax payments in 2004 under our tax agreement with Continental were significantly higher than payments made in 2003 primarily as a result of our net operating loss utilization.

                In 2004 and 2003, we spent $38.9 million and $49.1 million, respectively, on flight and ground equipment to support our fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

                Long-term Debt.  We did not enter into any new financing transactions in 2004.  We made the quarterly principal and interest payments on our note payable to Continental to the extent required on March 31, June 30, September 30 and December 31, 2004, net of prepayments made in prior periods.  These payments, totaled $71.8 million, of which $67.4 million was related to the principal.  Additionally, in September 2004, we made a voluntary prepayment totaling $27.0 million, which reduced our required quarterly principal and interest payments for March 31, 2005.  As of December 31, 2004, the balance on our note payable to Continental was $98.8 million.  We currently expect to pay off this obligation by March 2006.

                In 2004, we made principal and interest payments in the amount of $1.4 million on our loan agreement with EDC, of which $0.9 million was related to principal.  As of December 31, 2004, the balance on this loan agreement was $16.2 million.  In addition, we made the required dividend and interest payments in 2004 on our subsidiary’s Series A Preferred Stock and our 4.25% senior convertible notes due 2023 totaling $6.7 million.  We currently expect to call the Series A Preferred Stock in April 2005, the earliest date on which this instrument is callable by us.

                Capital Leases.  As of December 31, 2004, we had approximately $2.6 million (including current maturities) of capital lease obligations.  In 2004, we made $1.9 million total payments related to our capital leases, of which $1.7 million were related to the principal.

                Other than the financing activities described above, we do not have any other sources of long-term borrowings or available lines of credit.  Additionally, there is no covenant under any of our long-term debt agreements that restricts our ability to undertake additional debt or equity financing.  If we default on our payment obligations under the note payable to or under our aircraft subleases with Continental, in addition to any other remedies it may have, Continental can elect to reduce its payments to us under the capacity purchase agreement by the amount of the defaulted payment.  If Continental defaults on the payment obligations it has to us under our capacity purchase and other agreements, then in addition to any other remedies we may have, we can offset the amount of the defaulted payments against amounts we owe to Continental under the note.  In addition, Continental or we can reduce any payments to the other party under the capacity purchase agreement in an amount corresponding to any defaulted payments by the other party under the foregoing obligations.

                See Item 8.  "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5," "— Note 6," "— Note 7" and "—Note 8" for detailed descriptions of these long-term debts and obligations.

                Collective Bargaining Agreements

                The following table provides information related to our principal collective bargaining agreements and their respective amendable dates as of January 31, 2005:

	Approximate Number		Contract

Employee Group

	of Employees	Representing Union	Amendable Date

Pilots and Instructors	2,400	Air Line Pilots Association, International	December 2008
Mechanics	1,000	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,200	International Association of Machinists and Aerospace Workers	December 2004
Dispatchers	80	Transport Workers Union of America	July 2009

                We are currently engaged in labor negotiations with our flight attendants.  At this time we cannot predict the outcome of these negotiations.  Our other employees are not covered by collective bargaining agreements.

                Deferred Income Taxes

                At December 31, 2004, we had federal net operating loss carryforwards of approximately $17.4 million, which expire in 2019.

                In conjunction with our initial public offering ("IPO") completed in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the IPO, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  We made approximately $57.0 million and $16.6 million of net payments to Continental under the tax agreement during 2004 and 2003, respectively.

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

                We believe that our IPO created a change in ownership limitation on the utilization of our federal tax attribute carryforwards, primarily net operating losses. Section 382 of the Internal Revenue Code limits our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  This limitation did not have any impact on our financial condition during the years ending 2004 and 2003.

                Our tax agreement increases our dependence on Continental’s financial condition.  If it is determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes, interest and penalties, then we could be adversely affected if Continental were to become insolvent, bankrupt or otherwise unable to pay us under its indemnification for these accounts.

                Purchase Commitments

                As of December 31, 2004, we had firm commitments to acquire 29 regional jets from Empresa Brasileira de Aeronautica S.A. ("Embraer"). The estimated aggregate cost of these firm commitments is approximately $0.6 billion.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  In addition, we have options to purchase an additional 100 Embraer regional jets.

                We are contractually obligated by our Rolls-Royce power-by-the-hour contract to purchase two additional spare engines for approximately $6.0 million in connection with the firm order jet aircraft.  We currently do not have any financing in place for these spare engines, and would have no obligation to acquire them if for any reason the firm order aircraft are not delivered to us.  However, we are obligated to replace the engine damaged beyond repair in 2004 as described above in "— Executive Summary."  We expect this engine to cost approximately $3.0 million.

                We also have other contractual obligations of approximately $1.4 billion under our power-by-the-hour contracts with various service providers.  The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates.  Our level of operations is determined by Continental, which has exclusive scheduling authority over our fleet under the capacity purchase agreement.  The level of operations inherent in the estimate is based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion.  Forecasted payment rates are based on actual rates as of December 31, 2004 and increased annually according to the particular inflation indices detailed in each contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

                For the year ended December 31, 2004, we spent $38.9 million on capital expenditures.  Approximately $2.8 million of our 2004 planned capital expenditures will be carried over as part of our planned 2005 capital expenditures.  We anticipate cash outlays for 2005 fleet-related capital expenditures to be approximately $7.7 million.  Other 2005 cash outlays, exclusive of fleet plan requirements, relating to automation projects, facility improvements, tooling and ground equipment are expected to aggregate approximately $13.6 million.  We expect to fund our future capital commitments through internally generated funds and aircraft financing transactions.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

                Aircraft Leases

                We have significant lease and sublease obligations for aircraft that are classified as operating leases and are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2021.  As of December 31, 2004, our expected total minimum annual rental payments for 2005 under current and future non-cancelable aircraft operating leases are approximately $308.7 million.  Over 90% of our aircraft are leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  See more detailed description of our risks related to our aircraft leases under Item 1. "Business — Risk Factors."

                Contractual Obligations and Commercial Commitments

                The following table summarizes the expected effect our material debt, capital leases, operating leases and other contractual obligations have on our future cash flows as of December 31, 2004 (in millions):

							Over
	Total	2005	2006	2007	2008	2009	5 Years

Note payable to Continental(1)	$102.3	$84.7	$17.6	$—	$—	$—	$—
4.25% senior convertible notes due 2023(2)	160.5	5.8	5.8	5.8	143.1	—	—
Other long-term debt(3)	25.5	6.8	1.7	2.5	4.2	4.0	6.3
Capital leases(4)	2.9	1.0	0.9	0.8	0.2	—	—
Aircraft operating leases(5)	4,159.3	295.1	295.1	295.1	295.1	295.1	2,683.8
Other operating leases(6)	219.9	28.9	26.5	26.6	26.1	26.1	85.7
Unconditional purchase obligations(7)	671.6	14.5	36.9	39.5	39.5	39.5	501.7
Obligations under capacity purchase and other agreements with Continental(8)	40.0	20.0	20.0	—	—	—	—
Other contractual obligations(9)	1,415.3	125.5	129.8	136.4	141.6	146.1	735.9

Total contractual cash obligations	$6,797.3	$582.3	$534.3	$506.7	$649.8	$510.8	$4,013.4

(1)

Our quarterly payments to Continental for principal and interest on our note payable are $27.9 million.  On March 31, 2007, the entire unpaid principal balance of this note, if any, together with all accrued unpaid interest, will be due and payable in full.  The expected effect of our note payable on our cash flows is calculated based on the three-month London interbank offered rate ("LIBOR") on December 31, 2004 plus 1.25% per annum and based on our current principal balance.  This obligation includes principal payments of $98.8 million and estimated interest payments of $3.5 million through the expected remaining life of the note payable.

(2)

The expected impact of our 4.25% senior convertible notes due 2023 on our future cash flows  assumes the notes will be due on August 1, 2008, the earliest date the holders of the notes may require us to repurchase the notes.  If the notes are held until August 1, 2023, the maturity date, our obligations outlined above would increase by $87.5 million as a result of additional interest expense related to these notes.  See Item 8.  "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 8" for detailed description of these notes.

(3)

Other long-term debt represents our obligations for the advances received under our loan agreement with EDC and our Series A Preferred Stock.  See detailed discussion of our Series A Preferred Stock and our financing arrangement with EDC in Item 8. "Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6."  The expected effect of our financing arrangement with EDC on our future cash flows is calculated based on the six-month LIBOR on December 31, 2004 plus 1.75% per annum and includes principal payments of $16.2 million and estimated interest payments of $4.1 million.  The calculation for the expected effect of our Series A Preferred Stock on our future cash flows assumes a 14% dividend rate and that the preferred stock will be called at the earliest date, April 2005.  Under these assumptions, our expected obligation related to our Series A Preferred Stock totaled $5.2 million.  If we hold the Series A Preferred Stock to the mandatorily redeemable date in April 2012, our expected obligation would increase by approximately $5.0 million.

(4)

Capital lease obligations are the minimum lease payments, including interest expense, for some of our ground service equipment that are under capital lease agreements. See Item 8. "Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 5."

(5)

Aircraft operating lease obligations are the minimum lease payments for all of our aircraft and spare engines under long-term operating leases and subleases from Continental at December 31, 2004.  These agreements with Continental have substantially the same terms as the lease agreements between Continental and the third party lessors, and expire between 2013 and 2021. See Item 8. "Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 5."

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

(7)

Unconditional purchase obligations are related to our firm commitments to acquire 29 Embraer regional jets.  The estimated aggregate cost of these firm commitments excluding estimated leasing costs is approximately $0.6 billion.  Estimated leasing costs are calculated based on the terms of the agreements currently in place.  The actual effects these unconditional purchase obligations may have on our future cash flows may differ materially from our estimates above due to the actual leasing or financing terms for these purchases.

(8)

Obligations under the capacity purchase and other agreements with Continental represent fixed charges for ground handling costs at Continental stations and charges for administrative services provided by Continental, such as technology, accounting and treasury.  The amounts disclosed above are based on our best estimates at December 31, 2004 under the terms of our contracts currently in place.

(9)

Other contractual obligations include our power-by-the-hour contracts and our commitment to purchase spare engines based on aircraft deliveries in accordance with the capacity purchase agreement, our regional jet aircraft purchase agreement with Embraer and our power-by-the-hour agreement with Rolls-Royce.  We expect to fund these commitments with cash generated from operations.  The estimated amount of future commitments is based on assumptions related to anticipated future levels of operations and forecasted payment rates.  The level of operations inherent in the estimated amounts detailed above is based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates inherent in the amounts detailed above.  Under the power-by-the-hour contract with Rolls-Royce, we are required to purchase two spare engines related to our remaining 29 firm order aircraft and replace one damaged beyond repair engine as described above in "— Executive Summary."

                The table above excludes our cash obligations under our collective bargaining agreements with our unionized employees.

                Other Contingent Liabilities or Commitments

                Pursuant to the capacity purchase agreement, we indemnify Continental for certain of our actions and it indemnifies us for some of its actions.  During 2004, we incurred $4.0 million in other operating expenses relating to a claim by Continental for costs incurred during the post-retirement storage of certain turboprop aircraft engines.  In 2004, we paid Continental $4.0 million as full and final satisfaction of this matter.

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

Aircraft Fuel

                Effective January 1, 2001, we entered into our capacity purchase agreement with Continental, which is scheduled to expire on December 31, 2010 (subject to extensions by Continental through 2030 and its right to terminate the agreement without cause on or after January 1, 2007 upon 12 months’ notice or at any time for cause), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur an expense equal to the lower of the actual cost of the fuel or an agreed-upon cap.  Our average actual fuel costs, including tax, and the respective agreed-upon fuel cost and fuel tax caps are shown below:

Year	Average Actual Fuel Price (Cents/Gallon)	Combined Agreed-Upon Cap (Cents/Gallon)

2004	71.20	71.20
2003	71.04	71.20
2002	65.84	66.30

                If the fuel agreement with Continental were not in place, our fuel cost, including related taxes, would have been $1.23, $0.93 and $0.77 per gallon for the years ending December 31, 2004, 2003 and 2002, respectively.  As our current fuel price is at our caps under the capacity purchase agreement, we are not subject to any fuel price risk.

                Under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.

Interest Rates

                As of December 31, 2004, we had firm commitments to acquire 29 Embraer regional jets, which we expect to sublease from Continental.  Changes in interest rates may impact the actual cost to us for the related leasing transactions in the future.  However, under our capacity purchase agreement, our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential interest rate exposure with respect to our loan agreement with EDC, which bears interest at the six-month LIBOR plus 1.75% per annum and our note payable to Continental, which bears interest at a floating rate of the three-month LIBOR plus 1.25% per annum, which was capped at 3.5%, 5.4% and 6.7% in 2002, 2003 and 2004, respectively.  There is no longer any cap on the interest rate.  The interest rates applicable to these variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debts.  Based on this hypothetical assumption, we would have incurred an additional $2.0 million and $2.7 million in interest expense for the years ended December 31, 2004 and 2003, respectively.  However, we believe that interest rate increase on our variable rate long-term debt would be offset by increases in interest income.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

                As of December 31, 2004, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $131.3 million based upon quoted market prices.  Assuming a market risk of a hypothetical 100 basis point decrease in interest rates, the fair value of our fixed-rate debt would have increased to approximately $134.0 million as of December 31, 2004.

Item 8.    Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

The Board of Directors and Stockholders of
ExpressJet Holdings, Inc.

                Management is responsible for the preparation and fair presentation of the financial statements included in this report.  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for and disclosed.

                Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d–15(f) under the Securities Exchange Act of 1934.  The internal control over financial reporting of ExpressJet Holdings, Inc. (the “Company”) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

                Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

                Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ JAMES B. REAM James B. Ream President, Chief Executive Officer and Director	/s/ FREDERICK S. CROMER Frederick S. Cromer Vice President and Chief Financial Officer
/s/ PHUNG NGO-BURNS Phung Ngo-Burns Staff Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ExpressJet Holdings, Inc.

                We have audited the accompanying consolidated balance sheets of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                As discussed in Note 1 and Note 6 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard No. 142 in 2002 and Statement of Financial Accounting Standard No. 150 in 2003.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                                                                                                                                                ERNST & YOUNG LLP

Houston, Texas
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
ExpressJet Holdings, Inc.

                We have audited management’s assessment, included in the accompanying Report of Management, that ExpressJet Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ExpressJet Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

                We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

                A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                In our opinion, management’s assessment that ExpressJet Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, ExpressJet Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based onthe COSO criteria.

                We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExpressJet Holdings, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of ExpressJet Holdings, Inc. and our report dated March 11, 2005 expressed an unqualified opinion thereon.

                                                                                                                                                ERNST & YOUNG LLP

Houston, Texas
March 11, 2005

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2004	2003	2002

Operating Revenue	$1,507,524	$1,311,443	$1,089,099

Operating Expenses:
Wages, salaries and related costs	319,159	283,290	237,307
Aircraft rentals	281,455	249,094	199,160
Aircraft fuel and related taxes	187,088	153,271	108,559
Maintenance, materials and repairs	154,027	130,079	97,220
Other rentals and landing fees	87,602	95,032	89,114
Ground handling	105,742	89,566	74,083
Outside services	29,299	28,885	23,022
Depreciation and amortization	23,537	20,421	29,787
Aircraft related and other insurance	9,373	6,781	17,980
Security fee reimbursement	—	(3,034)	—
Other operating expenses	104,815	76,081	65,087

	1,302,097	1,129,466	941,319

Operating Income	205,427	181,977	147,780

Nonoperating Income (Expense):
Interest expense	(11,841)	(9,962)	(14,042)
Interest income	3,673	2,118	3,553
Capitalized interest	581	1,032	961
Other, net	164	38	354

	(7,423)	(6,774)	(9,174)

Income before Income Taxes and Dividends	198,004	175,203	138,606
Income Tax Expense	75,233	66,670	53,822

Income before Dividends	122,771	108,533	84,784

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary	—	(352)	(504)

Net Income	$122,771	$108,181	$84,280

Basic Earnings per Common Share	$2.26	$1.80	$1.38

Diluted Earnings per Common Share	$2.04	$1.74	$1.38

Shares Used in Computing Earnings per Common Share
Basic:	54,220	60,026	61,068
Diluted:	61,779	63,062	61,069

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	December 31,

	2004	2003

Current Assets:
Cash and cash equivalents	$190,189	$176,242
Restricted cash	6,312	3,200
Short-term investments	18,650	13,650
Accounts receivable, net	5,360	4,510
Spare parts and supplies, net	27,061	25,538
Prepayments and other	5,622	10,400

Total Current Assets	253,194	233,540

Property and Equipment:
Owned property and equipment:
Flight equipment	214,659	193,523
Other	116,523	101,828

	331,182	295,351
Less: Accumulated depreciation	(77,557)	(59,001)

	253,625	236,350

Capital Leases:
Flight equipment	8,515	10,643
Other	4,315	4,375

	12,830	15,018
Less: Accumulated amortization	(4,630)	(4,216)

	8,200	10,802

Total Property and Equipment	261,825	247,152

Reorganization Value In Excess of Amounts Allocable to Identifiable Assets, net	12,789	12,789
Airport Operating Rights, net	4,192	4,443
Note Receivable	5,000	5,000
Debt Issuance Cost, net	3,894	4,159
Other Assets, net	1,892	3,088

Total Assets	$542,786	$510,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS — (Continued)
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	December 31,

	2004	2003

Current Liabilities:
Current maturities of long-term debt	$865	$865
Current maturities of note payable to Continental Airlines, Inc.	81,415	67,112
Current maturities of capital lease obligations	843	1,795
Accounts payable	635	4,678
Accrued payroll and related costs	27,725	40,128
Amounts due to Continental Airlines, Inc., net	11,239	5,588
Deferred income taxes	13,473	30,433
Accrued other liabilities	70,185	68,213

Total Current Liabilities	206,380	218,812

Long-term Debt	20,299	21,164
Note Payable to Continental Airlines, Inc.	17,389	126,060
4.25% Senior Convertible Notes due 2023	137,200	137,200
Capital Lease Obligations	1,805	2,599
Deferred Income Taxes	33,148	1,777
Other Long-term Liabilities	12,521	12,846

Stockholders’ Equity (Deficit):
Preferred stock — $.01 par, 10,000,000 shares authorized, one issued and outstanding	—	—
Common stock — $.01 par, 200,000,000 shares authorized, 54,375,345 and 54,164,875 shares issued, respectively	544	542
Common stock held in treasury stock, at cost — 1,750 shares in 2004	(22)	—
Additional paid-in capital	162,418	159,841
Accumulated deficit	(47,900)	(170,670)
Unearned compensation on restricted stock	(996)	—

Total Stockholders’ Equity (Deficit)	114,044	(10,287)

Total Liabilities and Stockholders’ Equity (Deficit)	$542,786	$510,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2004	2003	2002

Cash Flows from Operating Activities:
Income before dividends	$122,771	$108,533	$84,784
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	14,411	43,344	48,385
Depreciation and amortization	23,537	20,421	29,787
Other, net	8,067	12,068	8,353
Changes in operating assets and liabilities:
Increase in restricted cash	(3,112)	(3,200)	—
(Increase) decrease in accounts receivable, net	(1,001)	(2,984)	3,106
(Increase) decrease in amounts due Continental Airlines, Inc., net	2,322	23,007	(3,185)
Increase in spare parts and supplies, net	(4,672)	(4,092)	(1,911)
(Increase) decrease in prepayments and other assets	6,482	(7,799)	(5,843)
Decrease in accounts payable	(4,044)	(3,475)	(6,991)
Increase (decrease) in other liabilities	(11,156)	44,886	5,663

Net cash provided by operating activities	153,605	230,709	162,148

Cash Flows from Investing Activities:
Capital expenditures	(37,536)	(49,122)	(55,080)
Purchase of flight equipment from Continental Airlines, Inc.	(1,368)	—	—
Proceeds from the sale of flight equipment to Continental Airlines, Inc.	—	1,653	24,144
Proceeds from disposition of equipment	383	131	1,788
Purchase of short-term investments	(5,000)	(13,650)	—

Net cash used in investing activities	(43,521)	(60,988)	(29,148)

Cash Flows from Financing Activities:
Proceeds from debt financing	—	17,297	—
Gross proceeds from issuance of convertible debt	—	137,200	—
Repurchase of common stock	—	(133,770)	—
Payments on note payable to Continental Airlines, Inc.	(94,368)	(132,340)	(226,800)
Payments on long-term debt and capital lease obligations	(2,611)	(2,442)	(2,026)
Proceeds from issuance of common stock, net of IPO underwriting discounts and other expenses	842	(2)	145,383
Dividends paid on mandatorily redeemable preferred stock	—	(352)	(504)

Net cash used in financing activities	(96,137)	(114,409)	(83,947)

Net Increase in Cash and Cash Equivalents	13,947	55,312	49,053
Cash and Cash Equivalents — Beginning of Period	176,242	120,930	71,877

Cash and Cash Equivalents — End of Period	$190,189	$176,242	$120,930

Supplemental Cash Flow Information:
Interest paid	$11,747	$7,541	$14,042
Income taxes paid, net (including amounts from our tax agreement with Continental Airlines, Inc.)	$65,353	$15,170	$4,875

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Unearned Compensation on Restricted Stock	Accumulated Deficit	Total

	Share	Amount	Share	Amount	Share	Amount

Balance at December 31, 2001	—	$—	54,000	$540	—	$—	$14,460	$—	$(229,361)	$(214,361)
Common Stock Issuance	—	—	10,000	100	—	—	159,900	—	—	160,000
Expenses related to Stock Issuance	—	—	—	—	—	—	(14,617)	—	—	(14,617)
Dividends	—	—	—	—	—	—	—	—	(504)	(504)
Net Income	—	—	—	—	—	—	—	—	84,784	84,784

Balance at December 31, 2002	—	—	64,000	640	—	—	159,743	—	(145,081)	15,302
Common Stock Retirement	—	—	(9,835)	(98)	—	—	98	—	(133,770)	(133,770)
Dividends	—	—	—	—	—	—	—	—	(352)	(352)
Net Income	—	—	—	—	—	—	—	—	108,533	108,533

Balance at December 31, 2003	—	—	54,165	542	—	—	159,841	—	(170,670)	(10,287)
Net Income	—	—	—	—	—	—	—	—	122,771	122,771
Issuance of restricted stock under deferred compensation plans	—	—	137	1	(3)	35	1,730	(1,763)	(1)	2
Cancellation of previously issued equity awards	—	—	—	—	5	(57)	—	57	—	—
Issuance of common stock under employee stock purchase plan	—	—	73	1	—	—	841	—	—	842
Amortization of deferred compensation	—	—	—	—	—	—	—	710	—	710
Income tax effect of employee stock purchase plan dispositions	—	—	—	—	—	—	6	—	—	6

Balance at December 31, 2004	—	$—	54,375	$544	2	$(22)	$162,418	$(996)	$(47,900)	$114,044

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

EXPRESSJET HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                We are a regional U.S. air carrier engaged in the business of transporting passengers, cargo and mail.  Our principal asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as Continental Express (together, “ExpressJet,” “we,” “us” and “our”). All of our flying is performed on behalf of Continental Airlines, Inc. (“Continental”) pursuant to a capacity purchase agreement, and substantially all of our revenue is received under that agreement.  We provide substantially all of Continental’s regional jet service out of New York/Newark, Houston and Cleveland as well as additional non-hub service.  We are economically dependent upon Continental for our operations and cash flows.  In addition, the capacity purchase agreement (see “— Note 2”) covers all of our existing fleet and all of our aircraft currently subject to firm orders.  We completed the initial public offering (“IPO”) of our common stock (together with and the related preferred stock purchase rights, the “Common Stock”) on April 23, 2002.

Note 1 — Summary of Significant Accounting Policies

      (a) Principles of Consolidation –

                The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of ExpressJet Holdings, Inc. and its subsidiaries.  All intercompany transactions have been eliminated in consolidation.

      (b) Basis of Presentation –

                Effective January 1, 2001, we entered into a capacity purchase agreement with Continental.  The financial statements have been prepared reflecting the terms of the capacity purchase agreement.  Under the capacity purchase agreement, we fly all of our aircraft on behalf of Continental, which handles scheduling, ticket prices and seat inventories for these flights.  In exchange for our operating flights, Continental pays us for each scheduled block hour based on a formula designed to provide us with a target operating margin of 10% before taking into account incentive payments and certain costs, including labor, maintenance (except for regional jet engine maintenance) and general administrative costs as further described in “— Note 2.”

                Under the agreement, Continental retains all passenger, cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses.  We continue to utilize certain systems, facilities and services of Continental in a manner similar to periods prior to 2001, at rates established in the capacity purchase and other agreements. See “— Note 2” and “— Note 15” for detailed discussions.

      (c) Use of Estimates –

                The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

      (d) Cash and Cash Equivalents –

                Cash and cash equivalents consist of cash and short-term, highly liquid investments, which are readily convertible into cash and have maturities of three months or less when purchased.  Restricted cash is our collateral for estimated future workers' compensation claims.

      (e) Short-term Investments –

                Short-term investments have maturities of less than one year and are stated at cost, which approximates market value.

      (f) Spare Parts and Supplies –

                Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when used.  An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value.  These allowances are based on our estimates, which are subject to change.

      (g) Property and Equipment –

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

		Estimated
	Estimated Useful Life	Residual Value

Flight equipment	Shorter of estimated useful life or lease term	0% to 15%
Ground property and equipment	2 to 25 years	0%
Capital lease — flight and ground	Shorter of estimated useful life or lease term	0%

                As shown in the following table, our aircraft fleet consisted of 245 regional jets at December 31, 2004.  We currently lease or sublease all of our existing regional jet aircraft from Continental.  See “—Note 5.”  Our aircraft purchase orders and options as of December 31, 2004 are also shown below.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Commitments — Purchase Commitments.”

Type	Total Aircraft	Leased	Firm Orders	Options	Seats in Standard Configuration

ERJ-145XR	75	75	29	100	50
ERJ-145	140	140	—	—	50
ERJ-135	30	30	—	—	37

Total	245	245	29	100

      (h) Intangible Assets –

                Reorganization Value in Excess of Amounts Allocable to Identifiable Assets represents an amount that arose from our emergence from bankruptcy reorganization in 1993.  Effective January 1, 2002, we adopted and began to account for this asset in accordance with Statement of Financial Accounting Standard No. 142 — “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them.

                We evaluate the carrying value of this asset each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  On an annual basis, or more frequently if events or changes in circumstances indicate that the asset may be impaired, we perform an impairment review.  Our review includes the acquisition, market-multiple and income approaches to valuation.  If this review indicates that our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets will not be recoverable, the carrying value is reduced to the fair value.  We performed this review during 2004, 2003 and 2002 and determined that we did not have any impairment of our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

                Airport operating rights, the rights to use certain take-off and landing slots and gates, are amortized on a straight-line basis over the life of the related airport facility lease, which approximates 20 years.

      (i) Deferred Credits –

                Our spare parts and flight training credits are primarily derived from our purchase agreement with Empresa Brasileira de Aeronautica S.A. (“Embraer”).  All spare parts credits are used to offset the purchase price of initial spare parts provisioning for our newly delivered aircraft.  Similarly, the flight training credits are used to pay for the initial simulator rent costs for our pilots.  These credits are recorded in long-term liabilities, with an offsetting entry to prepayments and other current assets.  The liability is amortized as a reduction to our aircraft rent expense over the life of the associated aircraft lease.  Amortization totaled $0.9 million and $0.7 million for 2004 and 2003, respectively.   The prepayment is reduced as the credits are used.

(j) Operating Revenue –

                For the years ending December 31, 2004, 2003 and 2002, we recognized our operating revenue under the capacity purchase agreement based on negotiated rates for each scheduled block hour.  The rates were designed to provide us with a target operating margin of 10% before taking into account variations in some costs and expenses that are generally controllable by us.  We also record other revenues earned under the capacity purchase agreement, such as percentage of completed flights, certain on-time departures and baggage handling.  See “—Note 2” for details of the block hour rates and the performance incentive payments.  Our operating revenue is reconciled and settled with Continental on a monthly basis, except for the quarterly reconciliation of our costs within the margin band defined in the capacity purchase agreement.

                Amounts billed by us to Continental under the capacity purchase agreement are subject to our interpretation of the capacity purchase agreement.  Beginning with 2005, we are required to negotiate the block hour rates with Continental annually.  If the rates were not finalized, we would be required to estimate these rates and record revenue based on such estimates until final rates are agreed to with Continental.  In addition, even if Continental concurs with the block hour rates, it may dispute amounts billed and pay less than the amount invoiced if it interprets the capacity purchase agreement differently than we do.  The rates we use to calculate our operating revenue are based on our interpretation of the capacity purchase agreement.  If our interpretation materially differs from Continental’s, our revenue could be materially understated or overstated.  No such disputes existed as of December 31, 2004.

      (k) Income Taxes –

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

      (l) Maintenance and Repair Costs –

                Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, except for those maintenance costs covered by power-by-the-hour agreements, which are expensed based on specific operating statistics incurred.  In 2004 and 2003, on average, power-by-the-hour arrangements represented approximately 70% and 60%, respectively, of our maintenance, materials and repairs costs.

      (m) Earnings per Share –

                We account for earnings per share in accordance with Statement of Financial Accounting Standard No. 128 — “Earnings per Share.”  Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.  The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Year ended December 31,

	2004	2003	2002

Numerator:
Net income	$122,771	$108,181	$84,280
Income impact of assumed conversion of convertible debt	3,506	1,409	—

	$126,277	$109,590	$84,280

Denominator:
Weighted average common shares outstanding	54,220	60,026	61,068
Effect of stock options	9	11	1
Effect of restricted stock	12	—	—
Assumed conversion of convertible debt	7,538	3,025	—

	61,779	63,062	61,069

Basic earnings per share	$2.26	$1.80	$1.38

Diluted earnings per share	$2.04	$1.74	$1.38

                We excluded 123,750 shares of restricted stock from the weighted average shares used in computing Basic EPS for the year ended December 31, 2004, as these shares were not vested as of December 31, 2004.

                We adopted the Emerging Issues Task Force Issue No. 04-08 — “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) on December 15, 2004.  See detailed description of EITF 04-08 and its impact on our financial statements below in “—(s) Recently Issued Accounting Standards.”  As a result, we included the potential common stock equivalents related to our senior convertible notes in our computation of Diluted EPS and restated all prior periods in which the convertible notes were outstanding, as shown in the table above.

                The weighted average common shares outstanding for the Diluted EPS calculation also includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 1.1 million, 1.0 million and 1.0 million shares of our common stock for the years ended December 31, 2004, 2003 and 2002, respectively.  These options' exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.1 million shares of restricted stock for the year ended December 31, 2004.

      (n) Stock Plans and Awards –

               We account for our stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  We have two stock-based compensation plans: the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan (the “Incentive Plan”) and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”).

               The Incentive Plan permits us to grant stock options and restricted stock to our outside directors and our employees.  Under APB 25, if the exercise price of our stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.  Since our stock options have all been granted with exercise prices at fair market value, no compensation expense has been recognized under APB 25.  We recognize compensation expense related to our restricted stock in accordance with the provisions of APB 25.  The total compensation expense to be incurred for each restricted stock grant equals the product of the number of shares issued and the closing price of our common stock on the grant date and is recognized over the vesting period of each grant in accordance with the method specified in Financial Accounting Standards Board Interpretation No 28 — “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).  Under APB 25, we do not recognize compensation expense related to the ESPP.

                In 2004, our board of directors approved the issuance of 135,750 shares of restricted stock, net of forfeitures to various employees and non-employee directors pursuant to the Incentive Plan.  Restricted shares granted to our employees vest ratably over a four-year period.  Restricted shares granted to our non-employee directors vest over six months.

                The following table illustrates the effect on net income and earnings per share assuming the compensation costs for our stock option, restricted stock and employee stock purchase plans were determined using the fair value method, prorated over the vesting periods in accordance with FIN 28, at the grant dates as required under Statement of Financial Accounting Standard No. 123 — “Accounting for Stock Based Compensation” (“SFAS 123”) for the years ended December 31, 2004, 2003 and 2002 (in thousands, except for per share data):

	2004	2003	2002

Net Income
As reported	$122,771	$108,181	$84,280
Add: Total stock-based compensation expense included in reported net income, net of taxes	445	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,555)	(2,496)	(2,499)

Pro forma	$120,661	$105,685	$81,781

Basic Earnings per Share:
As reported	$2.26	$1.80	$1.38

Pro forma	$2.23	$1.76	$1.34

Diluted Earnings per Share:
As reported	$2.04	$1.74	$1.38

Pro forma	$2.01	$1.70	$1.34

                See “—Note 12” for the assumptions we used to compute the pro forma amounts above.

                The pro forma effect on earnings per share is not representative of the pro forma effects in future years.

                In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (Revised 2004) —“Share-Based Payments” (“SFAS 123R”) which will impact our method of accounting for our stock compensation.  See a detailed description of SFAS 123R and its impact on our financial statements below in “—(s) Recently Issued Accounting Standards.”

      (o) Measurement of Impairment –

                In accordance with Statement of Financial Accounting Standards No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value.

      (p) Comprehensive Income –

                We do not have any adjustments to net income to arrive at comprehensive income.

      (q) Financial Instruments and Risk Management –

                Financial Instruments — Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, our long-term secured debt to Export Development Canada (“EDC”), one share of non-voting Series A Cumulative Mandatorily Redeemable Preferred Stock, par value $.01 per share (“Series A Preferred Stock”), note payable to Continental and the 4.25% senior convertible notes due 2023.  The carrying amount of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments.  The carrying value of our Series A Preferred Stock approximates fair value at December 31, 2004 and 2003.  As of December 31, 2004 and 2003, the fair value of our long-term secured debt to EDC was approximately $15.8 million and $16.2 million, respectively.  The fair value of our note payable to Continental as of December 31, 2004 and 2003 was approximately $97.5 million and $185.5 million, respectively.  The fair values of these instruments were estimated based on the discounted future cash flows using our current incremental rate of borrowing for a similar liability or market prices.  The fair value of our 4.25% senior convertible notes due 2023 was approximately $131.3 million and $132.9 million based on the quoted market price as of December 31, 2004 and 2003, respectively.

                Credit Risk Due to Certain Concentrations — We provide Continental substantially all of its regional jet capacity at its hub airports as well as additional non-hub service.  We are economically dependent upon Continental as substantially all of our revenue is received from Continental.  See Item 1. “Business — Risk Factors” for detailed discussions.  If Continental defaults on the payment obligations it has to us under our capacity purchase or other agreements, then in addition to any other remedies we may have, we can offset the amount of the defaulted payments against the amounts we owe to Continental under the note payable to Continental.  In addition, we can reduce any payments we owe to Continental in an amount corresponding to any defaulted payments by it.

      (r) Wages, Salaries and Related Expenses.  As our collective bargaining agreements become amendable, we accrue for anticipated retroactive pay that we estimate will be due under the new contract.

      (s) Recently Issued Accounting Standards –

                On September 30, 2004, the Emerging Issues Task Force reached a consensus on Issue EITF 04-08, which changes the treatment of contingently convertible debt instruments in the calculation of Diluted EPS.  Contingently convertible debt instruments are financial instruments that include a contingent feature, such as when the debt is convertible into common shares of the issuer only after the issuer's common stock price has exceeded a predetermined threshold for a specified time period.  Prior to the new consensus, most issuers, including us, excluded the potential dilutive effect of the conversion feature from Diluted EPS until the contingency threshold is met.  EITF 04-08 provides that these debt instruments should be included in the earnings per share computation (if dilutive) regardless of whether the contingent feature has been met.  This change does not impact net income; only the related per share amounts are impacted.  The FASB ratified this consensus in October 2004, and the new rules are effective for reporting periods ending after December 15, 2004.

                We adopted EITF 04-08 as of December 31, 2004 and restated the computations of Diluted EPS for prior periods by including the assumed conversion of our senior convertible notes in our Diluted EPS calculation.  These changes reduced our Diluted EPS by, on average, approximately five cents per share each quarter beginning in the third quarter of 2003.

                In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123.  SFAS 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95 —“Statement of Cash Flows.”  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

                SFAS 123R must be adopted no later than July 1, 2005 for public companies.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  SFAS 123R permits public companies to adopt its requirements using one of two methods:

•

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

•

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS 123R using the modified prospective method on July 1, 2005.

                As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options and purchase plans.  Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in “—(n) Stock Plans and Awards” above.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  We cannot estimate the impact of this change in the future (because they depend on, among other things, when employees exercise stock options).  We have not recognized any excess tax deductions in our operating cash flows in 2004, 2003 and 2002 as no options were exercised in these periods.

      (t) Reclassifications –

                Certain reclassifications have been made in prior years’ financial statements to conform to the current year presentation.  In 2003, we classified our auction rate securities as cash equivalents.  In 2004, these securities were reclassified to short-term investments.  The 2003 balance sheet and cash flow statement were reclassified to conform to the current year presentation.

Note 2 — Capacity Purchase Agreement with Continental

                General.   Effective January 1, 2001, we entered into a capacity purchase agreement with Continental. The agreement is scheduled to expire on December 31, 2010.  Under this agreement, we operate flights on behalf of Continental, which controls and is responsible for scheduling, pricing and managing seat inventories. Continental is entitled to all revenue associated with the operation of the aircraft and is responsible for all revenue-related expenses, including commissions, reservations, advertising, catering and passenger ticket processing expenses consisting primarily of fare and tariff filings and revenue accounting. Under the agreement, we are entitled to receive a payment for each scheduled block hour based on an agreed formula.

                Compensation and Operational Responsibilities.   Under the capacity purchase agreement, we are entitled to payment for each block hour that Continental schedules us to fly.  Payment is based on a formula that is designed to provide us with a target operating margin of 10% before taking into account variations in some costs and expenses that are generally controllable by us.  The cost components used in this formula remained in place until December 31, 2004, after which new rates are established annually using the same methodology used to establish the original rates (see “—2005 Rate Negotiation” below).  Under the formula, a substantial portion of our costs is reconciled for differences between our actual costs and the expected costs included in our block hour rates.  Our payments from Continental are adjusted to reflect these actual costs plus a 10% margin.  Prior to 2005, we had exposure for most labor costs and some maintenance and general administrative expenses, if the actual costs were higher than those reflected in our block hour rates.

                2001-2004.  A reconciliation payment was made by Continental to us, or by us to Continental, if the operating margin calculated, as described below (the “prevailing margin”), was not between 8.5% and 11.5% in any fiscal quarter.  When the prevailing margin exceeded 11.5%, we paid Continental an amount sufficient to reduce the margin to 11.5%.  If the prevailing margin was less than 8.5%, Continental would have paid us an amount sufficient to raise the margin to 8.5%.  During the three years ended December 31, 2004, the quarterly prevailing margins were never below 8.5%.  Certain items were excluded from the calculation of the prevailing margin, including:

•	actual labor costs that differed from those reflected in our block hour rates;
•	performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations);
•	litigation costs outside the normal course of business; and
•	other costs that were not included in our block hour rates (or covered by any adjustments to them) and are not reasonable and customary in the industry.

If these excluded costs were higher than those anticipated in our block hour rates, our operating margin could have been lower than 8.5% when taking these costs into account, even after any reconciliation payment was made.  Conversely, if these costs were lower than those anticipated in our block hour rates, our operating margin could have been higher than 11.5% when taking these costs into account, even after any reconciliation payment was made.

                During 2004 and 2003, our quarterly reconciliation payments to Continental totaled $61.0 million and $30.1 million, respectively.   The table below describes how variations between our actual costs and our estimated costs, as determined in the block hour rates, were treated under the capacity purchase agreement through 2004.

Fully reconciled costs: reconciliation payment, including 10% margin, to the full extent our actual costs differed from estimated costs.

• Fuel and into-plane expenses(1)
• Aircraft rent
• Terminal facility rent
• On-time bonuses and 401(k) company match
  under current plans
• Taxes (other than income taxes)
• Passenger liability insurance
• Hull insurance
• War risk insurance
• Landing fees
• Ground handling services

• Administrative services provided by
  Continental
• Third-party security and screening expenses
• Substantially all regional jet engine expenses
  under current long-term third-party contracts
• Depreciation and amortization(2)
• Pilot training volumes
• Glycol, de-icing, snow removal
• Mexican and Canadian navigational fees
• Pilot soft time(3)

Costs within the margin band: if actual expenses in this category were sufficiently different from estimates used in the block hour rates so that our prevailing margin (calculated to exclude the impact of unreconciled costs, to the extent they differed from our estimated costs, and other items(4)) was less than 8.5% or greater than 11.5%, then a reconciliation payment was to be made by Continental or us to the other so that this prevailing margin would be 8.5% or 11.5%, as applicable.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses
Unreconciled costs: no reconciliation payment for actual results that differed from estimated costs.
• Wages and salaries • Benefits not included above	• Corporate headquarter rent costs

(1)

Fuel and fuel tax expenses were reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.  If the fuel agreement with Continental were not in place, our fuel cost, including related taxes, would have been $1.23, $0.93 and $0.77 per gallon for the years ending December 31, 2004, 2003 and 2002, respectively.

(2)	Depreciation was reconciled for assets and capital projects accounted for in the capacity purchase agreement or those approved by Continental outside of the capacity purchase agreement.
(3)	Pilot soft time reconciliation ended March 31, 2003.
(4)

In addition to our unreconciled costs, the prevailing margins used to calculate our quarterly   reconciliation payments did not take into account any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations), litigation costs outside the normal course of business and other costs that were not included in our block hour rates (or covered by adjustments to them) and were not reasonable and customary in the industry.

                In 2004, the fully reconciled costs, costs within the margin band and unreconciled costs under our capacity purchase agreement represented approximately 63.9%, 12.0% and 24.1% of total operating costs, respectively.

                In addition, to the extent that our rate of controllable cancellations (such as those due to maintenance or crew shortages) was lower than our historical benchmarks, we were entitled to incentive payments; conversely, we would have had to pay Continental if our controllable cancellations were above historical benchmarks.  Because these incentive benchmarks were based on historical five-year rolling averages of monthly controllable cancellations, lower controllable cancellations that result in higher incentive payments in the near term reduced our opportunity to earn incentive payments in the future.  Also, because we used monthly rolling averages, our opportunity to earn these payments in any particular fiscal quarter was affected by monthly variations in historical controllable cancellation rates.  We were also entitled to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

          2005 Rate Negotiation.  As part of our 2005 rate negotiation, we agreed to cap our prevailing margin at 10.0%.  We also now include labor costs within the margin band, although we will not be reimbursed if higher labor costs cause our prevailing margin to fall below our 8.5% margin floor.  In addition, we are still entitled to receive incentive payments from Continental if our rate of controllable cancellations is lower than our historical benchmark; however, we will not be required to pay Continental a penalty for controllable completion factors below our historical benchmark unless the controllable completion factor falls below 99.5%.  See a detailed description in Item 1. “Business — Capacity Purchase and Other Agreements with Continental Airlines.”

                We will negotiate with Continental to adjust the scheduled block hour rates annually as required under the capacity purchase agreement.  If we cannot come to an agreement on the annual rates, we have agreed to submit our disagreement to arbitration.

                Capacity and Fleet Matters.  The capacity purchase agreement covers all of our existing fleet of 245 aircraft, as well as the 29 ERJ-145XR subject to firm orders at December 31, 2004.  We currently lease or sublease all of our aircraft from Continental.  Under the capacity purchase agreement, Continental is required to lease from Embraer or its designee all of our current firm order aircraft and sublease these aircraft to us.  Neither we nor Continental have any obligation to take any such firm order Embraer aircraft that are not financed by a third party under the lease terms and agreed upon economics. However, Continental is not required to provide any financing for Embraer option aircraft or any other aircraft that we may acquire outside of our capacity purchase agreement.

                The capacity purchase agreement also provides that Continental has the right to reduce the number of our regional jets covered by the agreement at any time, provided that we have received at least 12 months’ notice.  Under the agreement, Continental is entitled to withdraw capacity with respect to:

•	any regional jets subject to firm orders that Embraer has not delivered to us before the effective date of the reduction in capacity; and
•	up to 25%, over any rolling three-year period, of our regional jets that have been delivered.

                If Continental removes regional jet aircraft from the terms of the agreement, we will have the option to:

•

fly the released aircraft for another airline or under our own code, subject to our ability to obtain facilities, such as gates and slots, and subject to our exclusive arrangement with Continental at its hub airports; or

•	decline to fly these aircraft and cancel the related leases or subleases with Continental.

                If we elect to fly the aircraft released from the capacity purchase agreement for another party or under our own code, the interest rate implicit in calculating the scheduled lease payments will increase by 200 basis points to compensate Continental for its continued participation in our lease financing arrangements. See Item 1. “Business — Capacity Purchase and Other Agreements with Continental Airlines — Aircraft Financing.”  If we elect not to fly these aircraft, the lease or sublease between us and Continental for these aircraft will be canceled and Continental will take possession of the aircraft.  In that event, Continental will be responsible for all direct reasonable costs we incur in removing those aircraft from our fleet.

                In addition, upon a reduction in capacity, we will be entitled to meet and confer with Continental regarding the impact of the reduction on our cash flow and to negotiate, in good faith, a credit facility with Continental for up to $75 million in the aggregate for a term of up to two years and at an interest rate equal to the London inter-bank offered rate (“LIBOR”) plus 200 basis points to help cover any potential cash needs as a result of the reduction in capacity.  However, Continental has no obligation to provide this facility.

                Continental has the right to require us to exercise any of our aircraft options to purchase up to 100 ERJ-145XR aircraft and to include these aircraft under our capacity purchase agreement.  If Continental elects to do this, it may either lease or sublease the aircraft to us or substitute these aircraft for aircraft in our possession that have been removed from the terms of the capacity purchase agreement and that we sublease from Continental, in which case Continental would not be required to participate in the financing arrangement of the option aircraft.  If Continental does not require us to exercise these options, we will retain the right to exercise them and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently of Continental.  Based on Continental’s current public statements, we believe that they will not exercise these option aircraft.  If that is the case, we have the opportunity to take delivery of all or a portion of the aircraft.  We have not made a decision as to whether we would exercise these options.

                So long as scheduled flights under the capacity purchase agreement with Continental represent at least 50% of all of our scheduled flights or at least 200 of our aircraft are covered by the capacity purchase agreement, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the capacity purchase agreement above all of our other flights and aircraft.

                During 2002, we retired all of the 33 turboprop aircraft in our fleet at December 31, 2001.  In accordance with the capacity purchase agreement, Continental covered all direct costs associated with terminating our 29 turboprop aircraft leases and purchased from us at net book value our four turboprop aircraft that we owned as well as the related spare parts inventory.  Continental paid us approximately $21.3 million as a result of this retirement.

                Term of Agreement.  The capacity purchase agreement is scheduled to expire on December 31, 2010.  Continental has the option to extend the term of the agreement with 24 months’ notice for up to four additional five-year terms through December 31, 2030.

                Continental may terminate the agreement at any time after January 1, 2007 upon 12 months’ notice or at any time without notice for cause, which is defined as:

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

                Continental may also terminate the agreement at any time upon our material breach that does not constitute cause and continues for 90 days after we receive notice of the breach.  If we materially breach the agreement (including for cause) and, for breaches other than cause, fail to cure the breach within 60 days after we receive notice of the breach, we will have to pay Continental an amount equal to the expected margin contained in the block hour rates for scheduled flights from the 60th day (or immediately, without receipt of any notice, if the breach is for cause) until the breach is cured.  In addition, Continental may terminate the agreement immediately without notice or giving us an opportunity to cure if it makes a reasonable and good faith determination, using recognized standards of safety, that there is a material safety concern with our operation of any flight under the capacity purchase agreement.

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

                Continental’s Outlook.  We are directly affected by the financial and operational stability of Continental because we depend on Continental’s ability to make payments to us under our capacity purchase and other agreements.  Continental has reported significant losses since September 11, 2001, excluding special items. For the year ended December 31, 2004, Continental reported net loss of $363  million.  For the year ended December 31, 2003, Continental reported a net income of $38 million, but only after asset-related gains of $183 million from disposition of all or part of its interest in us, Orbitz and Hotwire and $111 million in security fee reimbursements from the U.S. government, along with $15 million in other gains and $62 million in special charges (all net of tax).

                On February 28, 2005, Continental announced that it had reached tentative agreements with its pilots, flight attendants, mechanics and dispatchers which, if ratified, will provide it with approximately $500 million of annual cost savings on a run-rate basis when these agreements are implemented and when coupled with prior concessions by its non-union employees (in addition to its previously announced cost-saving initiatives of approximately $1.1 billion).  This excludes the (i) non-cash cost of options to purchase approximately 10 million shares of Continental’s common stock that it expects to issue to its employees in connection with the pay and benefit reductions and (ii) accruals for certain non-cash costs or charges relating to items contained in the tentative agreements.  Continental also announced its ability to achieve certain of the cost reductions will depend on the timely and effective implementation of new work rules, actual productivity improvement and implementation of technology and other items.  The timing and full impact of these items are difficult to estimate, therefore actual cost savings may be materially different from its current estimate.  Continental has also indicated that it expects to incur a substantial loss in 2005 even if these agreements are ratified.

               Absent additional adverse factors due to external influences such as additional terrorist attacks, hostilities involving the United States or high fuel prices, Continental indicated that it believes its current liquidity to be sufficient to fund its current operations and other financial obligations through 2005 (if the tentative agreements are ratified and implemented).  However, a combination of some or all of several events, most of which are outside of Continental’s direct control, may result in its inability to maintain adequate liquidity through December 31, 2005.  These events include the failure of its unions to ratify and implement the tentative agreements, further significant declines in yields, and fuel prices higher than current levels for an extended period of time.

                In addition, Continental may find it necessary to downsize its operations and further reduce expenses and could reduce the level of its commitment or its utilization of our aircraft under the capacity purchase agreement, which could materially reduce our revenue and earnings.  Furthermore, Continental leases from third parties a substantial portion of the aircraft and airport facilities that it subleases to us.  If Continental declared bankruptcy or otherwise defaulted under these leases, we would have no right to these aircraft or facilities; our access to our aircraft and airport facilities would depend on negotiations between the lessors and us.  For a detailed discussion of Continental’s results of operations, please see its annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

Note 3 — Security Fee Reimbursement

                On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriation Act 2003 (“Wartime Act”), which was included as part of a larger bill to fund the war in Iraq.  Highlights of the Wartime Act affecting us are as follows:

•

$2.3 billion for reimbursement of airline security fees that were paid or collected by airlines as of date of enactment, which means reimbursement for fees paid from February 1, 2002 through April 16, 2003, as well as prospective relief from June 1 to September 30, 2003; and

•	$100 million was authorized to reimburse carriers for installing fortified flight deck doors.

                In May 2003, we received $3.0 million pursuant to the reimbursement of security fees under the Wartime Act.  However, since the reimbursement for expenses received under this relief package represent fully reconciled costs under the capacity purchase agreement, we distributed 100% of the funds received to Continental.  For a detailed discussion of fully reconciled costs, please see “— Note 2.”  The net impact of this reimbursement was immaterial to our results of operations.  In September 2003, we also received $0.6 million for reimbursement of costs related to installation of the fortified flight deck doors pursuant to the Wartime Act.  The amount received was used to reduce the capitalized cost of our property and equipment.

Note 4 — Details of Certain Accounts

                Accrued other liabilities consist of the following:

	As of December 31,

	2004	2003

	(In thousands)

Airport services	$11,833	$14,083
Employee benefits	18,593	12,992
Maintenance, materials and repairs	13,584	13,837
Taxes(1)	13,857	16,123
Flight operation related expenses	6,079	4,843
Interest	2,519	2,628
Other	3,720	3,707

	$70,185	$68,213

(1) Includes income taxes payable as well as other taxes payable.

                Other long-term liabilities consist of the following:

	As of December 31,

	2004	2003

	(In thousands)

Spare parts credit	$5,345	$5,957
Flight training credits	5,996	5,639
Other	1,180	1,250

	$12,521	$12,846

Note 5 — Leases

                We lease or sublease all 245 of our aircraft under long-term operating leases from Continental.  Our sublease agreements with Continental have substantially the same terms as the lease agreements between Continental and the third-party lessors, and expire between 2013 and 2021.  We lease or sublease, under various operating leases, ground equipment and substantially all of our ground facilities, including facilities at public airports from Continental or the municipalities or agencies owning and controlling such airports.  Our leases do not include residual value guarantees.

                At December 31, 2004, the scheduled future minimum lease payments under capital leases due to third-party lessors and the scheduled future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in millions):

		Operating Leases

	Capital Leases	Aircraft	Non-Aircraft

Year ending December 31, 2005	$1.0	$294.3	$10.5
2006	0.9	294.3	8.2
2007	0.8	294.3	7.7
2008	0.2	294.3	6.9
2009	—	294.3	6.5
Later years	—	2,675.5	51.1

Total minimum lease payments	2.9	$4,147.0	$90.9

Less: amount representing interest	0.3

Present value of capital leases	2.6
Less: current maturities of capital leases	0.8

Long-term capital leases	$1.8

                Our total rental expense for all non-aircraft operating leases was approximately $33.4 million, $51.5 million and $56.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

                Total rental expense was approximately $314.8 million, $300.6 million and $255.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, which included $291.6 million, $279.5 million and $231.0 million of payments under leases with Continental under the capacity purchase agreement.  In addition, of the total rental expense, $262.7 million, $249.4 million and $200.8 million are related to subleases with Continental for 2004, 2003 and 2002, respectively.  As a result of the 2003 amendment to our Master Facility and Ground Handling Agreement with Continental, we no longer pay Continental rent related to our hub stations.  See Item 1.  “Business — Capacity Purchase and other Agreements with Continental Airlines” for more detailed description of this amendment.

                If we default on our payment obligations under our aircraft and facility leases or subleases with Continental, Continental is entitled to reduce future payments to us under the capacity purchase agreement by the amount of the defaulted payment.

Note 6 — Long-term Debt

                As of December 31, 2004, long-term debt, including current maturities, totaled $21.2 million, which consisted of $16.2 million of secured debt owed to EDC and $5.0 million of Series A Preferred Stock as described below.

                EDC loaned us $10.7 million in May 2003 and $6.6 million in September 2003.  The loan is secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We used all of the proceeds from the loans to reduce the principal under our note payable to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  The term of each advance to us is 96 months.  The loan agreement has customary representations, warranties and covenants.  Additionally, Continental is the guarantor of this loan, and a default under the guarantee would cause an acceleration of the loan.

                Prior to the completion of our IPO, ExpressJet Airlines, Inc. issued the Series A Preferred Stock to our subsidiary XJT Holdings, Inc. in exchange for a portion of its assets and liabilities.  The Series A Preferred Stock is entitled to receive, on a cumulative basis, dividends at a rate of 14% per annum on a liquidation preference of $5.0 million, callable beginning in April 2005 and mandatorily redeemable in April 2012.  Upon issuance, XJT Holdings, Inc. sold the Preferred Stock to an independent third party in exchange for a $5.0 million promissory note, with no rights of offset, due in April 2012.  The note bears interest equal to the three-month LIBOR plus 0.6% per annum, payable quarterly which commenced on August 1, 2002.  On July 1, 2003, we adopted Statement of Financial Accounting Standard No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  Upon adoption, we reclassified our Series A Preferred Stock to long-term debt.  We also began to recognize dividends declared related to our Series A Preferred Stock as interest expense.

                Maturities of these long-term debts are summarized below in “— Note 8.”

Note 7 — Note Payable to Continental

                Under the promissory note dated March 31, 2001, net amounts due Continental were converted into a long-term note payable of $552.3 million, which bore interest at a fixed rate of 4.9% through June 30, 2001.  Effective July 1, 2001, the rate for subsequent quarters was set at the three-month LIBOR plus 1.25% per annum.  The note payable to Continental is our unsecured general obligation and is subordinated in right of payment to all of our future senior indebtedness and is junior to any of our secured obligations and the secured obligations of our wholly owned subsidiaries to the extent of the collateral pledged.

                In 2004 and 2003, we made discretionary prepayments of $27.0 million and $83.3 million in addition to our scheduled quarterly principal and interest payments, net of prepayments made in prior periods, to the extent required.  The quarterly payment on our note payable to Continental for principal and interest is $27.9 million, to be paid through the earlier of March 31, 2007 or until the principal balance and any accrued interest are paid in full.  Total payments made during 2004 and 2003 (including the discretionary prepayments) were $98.8 million and $139.0 million, respectively, of which $94.4 million and $132.3 million, respectively, were related to principal.  Based on the three-month LIBOR on December 31, 2004 plus 1.25% per annum and our current principal balance of $98.8 million, maturities of our note payable to Continental as of December 31, 2004 are detailed on the table included in “—Note 8” below.

Note 8 — 4.25% Senior Convertible Notes due 2023

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

                The notes are convertible into shares of our common stock at a conversion rate of 54.9451 shares per $1,000 in principal amount at maturity of the notes.  This conversion rate is subject to adjustment in certain circumstances.  Holders of the notes may convert all or a portion of their notes into shares of our common stock under the following circumstances: (i) at any time during or after any fiscal quarter commencing after September 30, 2003 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the fiscal quarter prior to such quarter is greater than 120% of the conversion price per share of common stock on such last day; (ii) subject to certain exceptions, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each of the five trading days was less than 98% of the product of the closing sales price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes; (iii) if the notes have been called for redemption; or (iv) upon the occurrence of specified corporate transactions.  We have reserved sufficient shares of our common stock to be issued upon conversion of these notes.

                We can redeem the notes, in whole or in part, beginning on August 4, 2008, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid cash interest, if any.  The holders of the notes may require us to repurchase the notes on August 1, 2008, August 1, 2013 and August 1, 2018 (“Redemption Dates”) at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.  We can choose to pay the repurchase price for any such notes in cash, in shares of common stock or any combination thereof should we be required to redeem the notes at any of the Redemption Dates.  We have a shelf registration statement on file with the Securities and Exchange Commission covering the resale of the notes and the underlying common stock for the security holders named therein.

                Proceeds from the offering, net of initial purchasers’ fees, were used to repurchase 9,835,125 shares of our common stock from Continental at $13.60125 per share pursuant to a stock repurchase agreement with Continental.  As a result of this repurchase, Continental’s beneficial ownership of our common stock dropped below 50%.  See “—Note 11” for a detailed discussion of the change in Continental’s beneficial ownership of our common stock during the third quarter of 2003.

                Repayment of the convertible notes is jointly and severally guaranteed on an unconditional basis by ExpressJet Airlines, Inc., our wholly owned subsidiary.  Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on the ability of this subsidiary to transfer funds to us in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to us in certain circumstances.

                Separate financial statements of ExpressJet Airlines, Inc. are not included herein because the aggregate assets, liabilities, earnings, and equity of that subsidiary are substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis.  ExpressJet Airlines, Inc. is jointly and severally liable for the repayment of the notes; and we do not believe that separate financial statements and other disclosures concerning ExpressJet Airlines, Inc. would be deemed material by investors.

                The amount of all scheduled debt maturities, as described in Notes 6, 7 and 8 above, due over the next five years and thereafter is as follows (in millions):

Year ending December 31,
2005	$82.3
2006	$18.3
2007	$1.7
2008	$140.7
2009	$3.5
Thereafter	$10.7

                The table above assumes the senior convertible notes will be due on August 1, 2008, the earliest date the holders of the notes may require us to repurchase the notes.

                Other than the debt obligations described above, we do not have any other source of long-term borrowings or available lines of credit.  There is no covenant under any of our current long-term debt agreements that restrict our ability to undertake additional debt or equity financing.

Note 9 — Income Taxes

                Income tax expense (benefit) for the years ended December 2004, 2003 and 2002 consisted of the following (in millions):

	2004	2003	2002

Federal:
Current	$60.6	$23.5	$7.1
Deferred	10.4	39.0	41.0
State:
Current	0.2	(0.1)	(1.7)
Deferred	4.0	4.3	7.4

Total Income Tax Expense	$75.2	$66.7	$53.8

                The reconciliations of income tax computed at the United States federal statutory tax rates to income tax expense for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Amount			Percentage

	2004	2003	2002	2004	2003	2002

	(in millions)
Income tax expense at United States statutory rates	$69.3	$61.3	$48.5	35.0%	35.0%	35.0%
State income tax expense (net of federal benefit)	4.2	4.2	3.8	2.1	2.4	2.7
Meals and entertainment disallowance	1.4	1.2	1.3	0.7	0.7	0.9
Other	0.3	—	0.2	0.2	—	0.2

Income tax expense, net	$75.2	$66.7	$53.8	38.0%	38.1%	38.8%

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows (in millions):

	2004	2003

Deferred Tax Liabilities:
Fixed assets	$44.7	$19.6
Other	2.5	2.4

Gross deferred tax liabilities	47.2	22.0

Deferred Tax Assets:
Federal loss carryforwards	$6.1	$21.2
State loss carryforwards, net	5.6	7.5
Intangible assets	343.8	370.9
Other	7.1	10.9

Gross deferred tax assets	362.6	410.5

Valuation allowance/ Net tax agreement obligation to Continental	362.0	420.7

Net deferred tax assets / (liabilities)	$(46.6)	$(32.2)

                At December 31, 2004, we had federal net operating loss carryforwards of approximately $17.4 million, which expire in 2019.

                In conjunction with our IPO completed in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the IPO, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  We made approximately $57.0 million and $16.6 million of net payments to Continental under the tax agreement during 2004 and 2003, respectively.

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

                We believe that our IPO created a change in ownership limitation on the utilization of our federal tax attribute carryforwards, primarily net operating losses.  Section 382 of the Internal Revenue Code limits our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  This limitation did not have any impact on our financial condition during the years ending 2004 and 2003.

                Our tax agreement increases our dependence on Continental’s financial condition.  If it is determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes, interest and penalties, then we could be adversely affected if Continental were to become insolvent, bankrupt or otherwise unable to pay us under its indemnification for these accounts.

Note 10 — Preferred, Common and Treasury Stock

                Preferred Stock.   We have 10 million shares of authorized preferred stock, par value $.01 per share.  One share of preferred stock was issued and outstanding at December 31, 2004.

                Continental owns the sole share of the Special Voting Preferred Stock, which may only be owned by Continental (or its successor) or its controlled affiliates.  So long as this stock remains beneficially owned by one of these parties, and they continue to hold 10% or more of our common stock, its holder will be entitled to elect one director to our board of directors.  Once the percentage drops below 10%, we will redeem the Special Voting Preferred Stock and this right will terminate; however, Continental will still have the right to designate a director to our board pursuant to the capacity purchase agreement.  Continental currently owns a minority interest in our common stock and has indicated that it intends to dispose of some or all of its remaining interest in our common stock, subject to market conditions.  We do not believe that Continental’s sale of its ownership interest will have an adverse impact on our results of operation or financial position.

                In addition to Continental’s designee, our board is divided into three classes, which are elected by stockholders for a three-year term.  Two of the classes are comprised of three directors and the third is comprised of two.

                Common Stock.   We currently have one class of common stock, par value $.01 per share, with 54.4 million shares issued.  Each share of common stock is entitled to one vote.  Common stockholders participate ratably in any dividends or distributions on the common stock.  See “— Note 11” concerning the repurchase of our common stock during the third quarter of 2003.

                Treasury Stock.  In 2004, our board of directors approved the issuance of 135,750 shares of restricted stock, net of forfeitures, to various employees and non-employee directors pursuant to the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan.  These forfeitures during 2004 resulted in common stock held in treasury from which subsequent restricted stock awards were issued.  There were 1,750 treasury shares at December 31, 2004.

Note 11 — Stockholders’ Equity

                As discussed in “— Note 8,” the proceeds, net of initial purchasers’ fees, from our senior convertible notes offering were used to repurchase 9,835,125 shares of our common stock owned by Continental.  The common stock repurchased was recorded as a reduction to the par value of shares being retired, and retained earnings were reduced by the difference between the cost of the shares and their par value.  As a result of this retirement of our common stock, we recorded a $133.8 million reduction to our retained earnings and our common stock outstanding was reduced from 64,000,000 shares to 54,164,875 shares.  As such, Continental no longer had a majority interest in us.  In addition, Continental contributed shares of our common stock to its defined benefit pension plan on September 9, 2003 and January 6, 2005, further reducing its ownership.  Continental has indicated that it intends to sell or otherwise dispose of some or all of its remaining interest in our common stock, subject to market conditions.

                As discussed in “— Note 10”, we issued 135,750 shares of restricted stock, net of forfeitures, to various employees and non-employee directors.  The accrual for deferred compensation expense related to the shares issued was recorded at the market value on the date of grant and the related compensation expense is being amortized over the vesting period.  During 2004, we recorded deferred compensation amortization expense of approximately $0.7 million.  Forfeitures of restricted stock during 2004 resulted in common stock held in treasury from which subsequent restricted stock awards were issued.  The difference between the fair market value on the forfeited shares’ original date of grant and the fair market value when the shares were reissued from treasury increased our accumulated deficit.

Note 12 — Stock Based Compensation Plans

                At December 31, 2004, we had a stock incentive plan and an employee stock purchase plan.

                Stock Incentive Plans.  Prior to the completion of our IPO, Continental, as our then sole stockholder, and our board of directors approved the Incentive Plan, which was subsequently ratified by our public stockholders in 2003.  The Incentive Plan provides that we may grant awards in the form of stock options or restricted stock to our non-employee directors, our employees or employees of our subsidiaries.  The aggregate number of shares of our common stock that may be issued under the Incentive Plan may not exceed 3.2 million shares, subject to adjustments as provided in the Incentive Plan.  We have reserved 3.2 million shares of our common stock for issuance under this plan.  Options granted under the Incentive Plan have been awarded with exercise prices equaling the fair market value of the stock on the date of grant, vest over a four-year period for employees or a six–month period for non-employee directors and generally expire between five to ten years after the date of grant.  During 2004, 2003, and 2002, respectively, we issued 155,500, 389,000 and 1,049,000 options to purchase our common stock under the Incentive Plan, with a weighted average grant date fair value of approximately $1.4 million, $3.2 million and $10.0 million.

                In 2004, our board of directors approved the issuance of 135,750 shares of restricted stock, net of forfeitures, to various employees and non-employee directors pursuant to the Incentive Plan, with fair value totaling $1.7 million.  The restricted shares granted to our employees to date vest ratably over a four-year period.  Restricted shares granted to our non-employee directors vest over six months.  Total expense recognized related to restricted stock for the year ended December 31, 2004 was $0.7 million.

                Continental has stock option and incentive plans under which our employees were granted awards of Continental common stock in the form of stock options or restricted stock (the “Continental Plans”).  There were no stock awards granted to our employees under the Continental Plans during 2002, 2003 or 2004.  Our employees’ eligibility to participate in the Continental Plans ceased in August 2003, when Continental’s beneficial ownership of our common stock dropped below 50%.  All options outstanding were either exercised or cancelled in 2003.

                The table below summarizes stock option transactions pursuant to the Incentive Plan and Continental Plans (share data in thousands):

	2004		2003		2002

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

ExpressJet Options
Outstanding at Beginning of Year	1,276	$15.46	989	$15.96	—	$—
Granted	156	$12.94	389	$11.67	1,049	$15.97
Exercised	—	$—	—	$—	—	$—
Cancelled	(30)	$15.27	(102)	$15.47	(60)	$16.00

Outstanding at End of Year	1,402	$15.12	1,276	$15.46	989	$15.96

Options exercisable at end of year	582	$15.38	270	$15.73	20	$14.60

Continental Options
Outstanding at Beginning of Year	—	$—	18	$36.03	34	$37.77
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	(2)	$10.69	(2)	$30.18
Cancelled	—	$—	(16)	$39.20	(14)	$41.11

Outstanding at End of Year	—	$—	—	$—	18	$36.03

Options exercisable at end of year	—	$—	—	$—	12	$33.21

                The following table summarizes the range of exercise prices and the weighted average remaining contractual life of our options outstanding and the range of exercise prices for our options exercisable at December 31, 2004 (share data in thousands):

Options Outstanding

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$10.82 — $12.50	305	5.5	$11.49
$12.51 — $14.00	131	6.6	$12.78
$14.01 — $16.00	966	2.5	$15.92

$10.82 — $16.00	1,402	3.1	$15.12

Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Exercise Price

$10.82 — $12.50	94	$11.50
$12.51 — $14.00	12	$12.66
$14.01 — $16.00	476	$15.89

$10.82 — $16.00	582	$15.38

                Employee Stock Purchase Plans.   On May 7, 2003, our stockholders approved the ESPP, which authorized the sale of up to one million shares of our common stock.  We have reserved 1.0 million shares of our common stock for issuance under the ESPP.  Under the plan, all of our employees are eligible to purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of the semi-annual purchase period.  Our first purchase period began on July 1, 2003.  Employees may sell shares obtained under the ESPP six months after the end of the plan period in which the shares were purchased.  During 2004, 72,970 shares of our common stock were issued to our employees at prices ranging from $10.32 to $12.75.  In January 2005, we issued 32,083 shares of our common stock to our employees at $10.37 per share.

                Prior to August 2003, all of our employees were eligible to participate in Continental’s stock purchase program under which they could purchase shares of Continental common stock at a price equal to 85% of the lower of the fair market value on the first day of the quarterly purchase period or the last day of the option period.  The plan terminated in August 2003 for our employees as Continental no longer owned a majority of our common stock.  No shares were issued to our employees under Continental’s stock purchase program in 2003.  During 2002, 175,419 shares of Continental common stock were issued to our employees at prices ranging from $4.58 to $23.46 per share.

                Pro Forma SFAS 123 Results.   Pro forma information regarding net income and earnings per share, as detailed in “— Note 1 — Summary of Significant Accounting Policies — (n) Stock Plans and Awards,” has been determined as if we had accounted for our stock options and stock purchase rights under the fair value method of SFAS 123.  The fair value of ExpressJet options granted during 2004, 2003 and 2002 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate of 3.5%, 3.3% and 4.6%, dividend yield of 0%, expected volatility of ExpressJet stock  (calculated as an average of the volatility of our and other comparable regional airlines’ stock as our historical data is only available from April 23, 2003) of 68.7%, 69.3% and 66.9% and expected life of the option of 7.4, 6.6 and 4.4 years.  The weighted average grant date fair values of the stock options granted in 2004, 2003 and 2002 were $8.96, $8.03 and $9.57 per option, respectively.

                The fair value of the purchase rights under the ESPP was also estimated using the Black-Scholes model with the following assumptions for 2004 and 2003, respectively: risk-free interest rate of 2.0% and 1.0%, dividend yield of 0%, expected volatility of ExpressJet stock of 57.3% and 53.7% and an expected life of 0.5 years.  The weighted average fair values of each purchase right granted in 2004 and 2003 were $3.53 and $4.20, respectively.

                The fair value of the purchase rights under the Continental employee stock purchase plan was estimated using the Black-Scholes model with the following weighted average assumptions for 2002: risk-free interest rate of 1.7%, dividend yield of 0%, expected volatility of Continental common stock of 63% and an expected life of 0.25 years.  The weighted average fair value of each purchase right granted in 2002 was $2.86.

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

Note 13 — Employee Benefit Plans

                Effective December 31, 2002, the ExpressJet Airlines, Inc. 401(k) Savings Plan was adopted.   Substantially all our domestic employees are covered by this plan.  Under the plan, we offer a service-based match and an additional retirement match up to five percent of pay per person (which vests over five years).  Prior to December 31, 2002, we participated in Continental’s defined contribution 401(k) savings plan, which had the same terms and conditions as our current service-based match.  For the years ended December 31, 2004, 2003 and 2002, our total expense for the defined contribution plan was $14.5 million, $10.8 million and $9.7 million.

                The ExpressJet Airlines, Inc. Profit Sharing Plan was adopted effective January 1, 2002.  Under this plan, the annual award pool consists of 10% of our pre-tax earnings, subject to certain adjustments, and is distributed to all of our employees (excluding employees whose collective bargaining agreements provide otherwise and employees who participate in our management bonus program or any other bonus program designated by the Human Resources Committee of our Board) according to eligible base pay received during the current year.  Profit sharing expense for the years ended December 31, 2004, 2003 and 2002 was $10.0 million, $8.3 million and $6.9 million.

                We also provide medical bridge coverage for employees over the age of 60 to 65, with at least 10 years of service.  As of December 31, 2004 and 2003, our benefit obligation was $1.8 million and $1.4 million, respectively.  Total expense recognized related to this obligation for the years ended December 31, 2004 and 2003 was $0.7 million and $1.3 million.

Note 14 — Commitments and Contingencies

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

                Under the capacity purchase agreement, at any airport where we fly scheduled flights for Continental (subject to some exceptions), Continental can require us at any time, including upon cessation of our scheduled flights to the airport, to use commercially reasonable efforts to assign any lease for the facilities in our name to Continental or its designee (or to sublease the facilities to it or its designee) without compensating us.

                Continental is generally responsible for all capital and start-up costs for airport terminal facilities at its hub airports and at any other facilities where it elects to provide baggage handling services to us.  If Continental elects to provide baggage handling services at any facility where we previously provided baggage handling services, Continental will reimburse us for most of the capital and start-up costs we incurred at that facility.  We are generally responsible for any capital and start-up costs associated with any airport terminal facilities at other airports where we fly and any non-terminal facilities not regularly used by Continental.  If we exit a market at the direction of Continental (and we do not re-enter that market under our own code or that of an airline other than Continental within six months), Continental will reimburse us for certain losses incurred in connection with the closure of the related facility.  If the capacity purchase agreement is terminated, we may be required to vacate the terminal facilities (or all facilities if the termination results from our material breach of the agreement) that are subleased to us by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any lease in our name for these facilities.

                Purchase Commitments.  As of December 31, 2004, we had firm commitments to acquire 29 regional jets from Embraer through 2006.  The estimated aggregate cost of these firm commitments is approximately $0.6 billion.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased or subleased to either Continental or us.  We also have options to purchase an additional 100 Embraer regional jets.  During 2004, we extended the exercise period of these options from 2005-2008 to 2006-2009.

                In addition, we are contractually obligated by our Rolls-Royce power-by-the-hour agreement to purchase two additional spare engines for approximately $6.0 million in connection with the firm order jet aircraft.  We anticipate the delivery ofthese spare engines through December 2005.  We currently have no financing in place for these spare engines and have no obligation to acquire them if the firm order aircraft are not delivered to us for any reason.

                In 2004, one of our engines under operating lease with Continental was damaged beyond repair while the aircraft was on the ground.  We paid Continental $1.9 million to purchase the engine and recorded the purchase in other operating expenses.  As a result of this incident, we are obligated to obtain a replacement engine to satisfy the spare engine requirements under our maintenance agreement with Rolls-Royce.

                We also have other contractual obligations of approximately $1.4 billion under our power-by-the-hour contracts with various service providers.  The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates. Our level of operations is determined by Continental, which has exclusive scheduling authority over our fleet under the capacity purchase agreement.  The level of operations inherent in the estimate is based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion.  Forecasted payment rates are based on actual rates as of December 31, 2004 and increased annually according to the particular inflation index detailed in each individual contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

                Roll-Royce provides engine maintenance services for us on a cost-per-flight-hour basis.  In 2004, the existing engine maintenance contract with Rolls-Royce was amended to include line replaceable units and minor foreign object damage for our existing aircraft as well as aircraft on firm order.  During 2003, we entered into new power-by-the-hour agreements covering various components and systems (e.g., tires, avionics, engine start control systems and environmental control systems) on our fleet.  As a result of these agreements, our overall future costs will not increase; however, our short-term future costs will be higher, as we forego our warranty on these components and systems in return for future cost savings, insurance and more predictable maintenance expense.  These agreements are expected to provide a better match of expenses with the usage of the aircraft.

                See a summary of all our contractual obligations in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Commitments —Contractual Obligations and Commercial Commitments.”

                General Guarantees and Indemnifications.   Pursuant to the capacity purchase agreement, we indemnify Continental for certain of our actions and it indemnifies us for some of its actions.  During 2004, we incurred $4.0 million in other operating expenses relating to a claim by Continental for costs incurred during the post-retirement storage of certain turboprop aircraft engines.  We paid Continental $4.0 million as full and final satisfaction of this matter.

                Additionally, we are party to many contracts, in which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but typically excludes liabilities caused by gross negligence or willful misconduct.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect to be covered by insurance for a material portion of these liabilities, subject to deductibles, policy terms and condition.

                Employees.  Approximately 70% of our employees are covered by collective bargaining agreements, which include pilots, mechanics, dispatchers and flight attendants.  Our contracts with our pilots, mechanics and dispatchers will be amendable in December 2008, August 2009 and July 2009, respectively.  Our contract with our flight attendants, which represents approximately 17% of our employees, became amendable in December 2004.  We are currently engaged in labor negotiations with our flight attendants.  At this time we cannot predict the outcome of these negotiations.  Our other employees are not covered by collective bargaining agreements.

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

Note 15 — Related Party Transactions

                The following is a summary of significant related party transactions that occurred during the three years ended December 31, 2004, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

                Continental controls the scheduling, ticket prices and seat inventories with respect to our operations.  In connection with this activity, Continental performs all sales and ticketing functions for us on Continental ticket stock and receives cash directly from the sale of our tickets.

                Continental purchases or provides payment of certain items on our behalf, including fuel, certain payroll expenditures (including related benefits) and insurance, and charges us amounts as stipulated in the capacity purchase agreement.  In general, transfers or sales of assets between us and Continental are recorded at net book value.

                Continental provides various services to us and charges us amounts at rates in accordance with the capacity purchase and other agreements.  The services provided to us by Continental are as follows:

•

Certain customer services such as ground handling.  Charges related to these services were approximately $106.5 million, $90.1 million and $73.6 million for the years ended December 31, 2004, 2003 and 2002.

•

Centralized services and infrastructure costs, such as technology, transaction processing, treasury and risk management.  Charges related to these services were approximately $13.8 million, $14.4 million and $14.3 million for the years ended December 31, 2004, 2003 and 2002.

                During 2004, we amended our administrative support and information services provisioning agreement with Continental, which primarily extended the agreement for the term of the capacity purchase agreement.  In addition, we amended the capacity purchase agreement to incorporate the amendment to our power-by-the-hour agreement with Rolls-Royce, signed in September 2004.

                Effective November 1, 2003, we amended our master facility and ground handling agreement with Continental to clarify how Continental allocates rent expenses to us at the airport locations where we operate.  Under this amendment, all terminal facility rents at the hub airports are now borne by Continental and we pay for incremental rent at other Continental-managed locations unless Continental does not operate any aircraft there.  In these situations, we are responsible for the rent expense.  At locations we manage, rent is allocated between Continental and us based on the number of respective passengers.

                The net advances from Continental related to intercompany activities described above included accrued interest at 6% per annum through March 31, 2001, when they were converted to a long-term note.  For the period from April 2, 2001 through June 30, 2001, the note payable to Continental accrued interest at a rate of approximately 4.9% and effective July 1, 2001 at a rate fixed for each quarter at the three-month LIBOR on the second business day prior to such quarter plus 1.25% per annum.  The weighted average interest rate for the year ended December 31, 2004, 2003 and 2002 was 2.6%, 2.5% and 3.1% per annum, respectively.  The statements of operations include total interest charges from Continental of $4.3 million, $6.7 million and $13.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

                During 2003, we finalized our 2002 income tax returns reflecting the tax impact of our spin-off from Continental.  Upon reconciling the tax impact of the spin-off in our deferred tax accounts, a deferred tax asset of approximately $6.7 million remained.  At the end of 2003, this asset was included in our deferred tax accounts.  In 2004, based on Continental’s agreement with our reconciliation and the conclusion that this asset was related to our spin-off from Continental, the item was reclassified as a receivable from Continental.  In December 2004, we reached an agreement with Continental under which it agreed to pay half of this balance.  As a result, in the fourth quarter we recorded a $3.4 million charge in other operating expenses.  Continental paid us the remaining balance as full and final satisfaction of this matter in January 2005.

Note 16 — Selected Quarterly Financial Data (Unaudited)

                Unaudited summarized financial data by quarter for 2004 and 2003 is as follows (in millions, except per share data):

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

2004
Operating revenue	$364.0	$370.8	$385.7	$387.0
Operating income	48.6	50.1	51.6	55.0
Non-operating income expense, net	(2.1)	(2.2)	(1.8)	(1.3)
Net income	28.7	29.7	30.8	33.6
Basic earnings per share(1)	$0.53	$0.55	$0.57	$0.62
Diluted earnings per share(1)(2)(3)	$0.48	$0.49	$0.51	$0.56

2003
Operating revenue	$306.6	$320.3	$343.6	$340.9
Operating income	43.4	45.1	47.0	46.6
Non-operating income expense, net	(1.5)	(1.1)	(1.8)	(2.3)
Net income	25.6	26.9	27.8	27.9
Basic earnings per share(1)	$0.40	$0.42	$0.48	$0.52
Diluted earnings per share(1)(2)(3)	$0.40	$0.42	$0.45	$0.47

(1)

The sum of the individual quarterly earnings per share does not agree with year-to-date net income per share as each quarterly computation is based on the weighted average number of shares outstanding during that period.

(2)

We adopted EITF 04-08 in 2004.  As a result, we restated our Diluted EPS to include the potential common stock equivalents related to our senior convertible notes in our computation of Diluted EPS for all periods in which the convertible notes were outstanding (since August 2003).

(3)

See detailed reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS at “— Note 1— Summary of Significant Accounting Policies — (m) Earnings per Share.”

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

                (c) The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control.  The Audit Committee is comprised entirely of outside directors who are independent of management.  The Audit Committee is responsible for the appointment and compensation of the independent auditor and approves decisions regarding the appointment or removal of the Director of Internal Audit.  It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities.  The Audit Committee is also responsible for performing an oversight role by reviewing the Company’s financial reports.  The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

                Our management's report on internal control over financial reporting as of December 31, 2004, and the report of Ernst & Young LLP, an independent registered public accounting firm, on management's assessment of internal controls are included under Item 8 of this report immediately preceding our financial statements.

Item 9B.  Other Information

                Amendment of Capacity Purchase and Administrative Services Agreements

                On March 11, 2005 we executed the Fourth Amendment to our capacity purchase agreement with Continental which amends the agreement effective January 1, 2005 and makes the following changes:

•

We added and revised definitions as necessary to clarify language and to delete definitions that are no longer used.  We made conforming changes to other provisions where the affected definitions are used.

•

Pursuant to the terms of the capacity purchase agreement, we have made the first annual adjustment to the block hour rate portion of the compensation we receive from Continental.  In addition, our operating margin will be capped at 10% before certain incentive payments.

•

We revised the reconciliation provisions related to our 401(k) and profit sharing plan costs as necessary to reflect that Continental now owns less than 50% of the voting power in us and we eliminated a date reference that no longer applies.

•

The formula for calculating the incentive payment related to flight cancellations was revised so that we will only be penalized when we complete less than 99.5% of the flights within our operational control.

•	Reconciliations related to pilot seniority and pilot training were eliminated.
•

We will now reconcile accounting accruals to specified balance sheet accounts so that adjustments to accrual balances between quarters are accounted for when calculating the compensation we receive from Continental.

                Amendment to Administrative Service Agreement

                We amended and restated our administrative support and information services provisioning agreement as of March 11, 2005, which primarily extended its term through that of the capacity purchase agreement.

                Amendment of Employment Agreements

                In light of industry conditions, such as near-record oil prices and pay reductions at numerous major airlines, including Continental, our sole customer, and as part of its annual review of our executive compensation structure, the Human Resources Committee of our board of directors determined to implement certain incentive-based compensation adjustments in order to shift a greater portion of our executives’ compensation to equity-based variable remuneration.  The Human Resources Committee worked closely with its independent compensation consultant and legal advisers in making its decision.  Effective April 1, 2005, the base salary of James Ream, President and Chief Executive Officer, will be reduced by 20%, and the base salaries of our other executive officers will be reduced by 8%.  In connection with these reductions in base salary, each of the executives will receive a grant of stock options and restricted stock under our 2002 Stock Incentive Plan, which is the sole long-term component of our executive compensation.   The options will have an exercise price equal to the fair market value of our common stock on the date of grant, bear seven-year terms, and vest in 25% annual installments beginning April 1, 2006.  The restricted stock will vest in 33⅓% annual installments beginning April 1, 2006.  The salary reductions, reflected in amendments to the executives’ employment agreements, and the equity awards to be received are as follows:

Name
	Title	Former Salary	Revised Salary	Stock Options	Restricted Shares

James B. Ream	President and Chief Executive Officer	$400,000	$320,000	42,500	12,500
Frederick S. Cromer	Vice President and Chief Financial Officer	$260,000	$239,200	25,000	10,000
Jerry E. Losness	Vice President and Chief Operating Officer	$225,000	$207,000	20,000	7,500
Scott R. Peterson	Vice President, General Counsel and Secretary	$210,000	$193,200	20,000	7,500

                Also as a part of its executive compensation review, the Human Resources Committee determined with its compensation consultant and independent legal advisers that the employment agreements of the officers other than Mr. Ream lacked provisions typically found in executive employment agreements.  Consequently, on March 14, 2005, we amended the employment agreements of Messrs. Cromer, Losness and Peterson.  As noted above, Mr. Ream’s agreement was also amended, but solely to reflect the reduction in his base compensation.

                The agreements of Messrs. Cromer, Losness and Peterson remain at-will employment agreements; the amendments permit us to terminate their employment upon their death or incapacity and for cause, a material breach of their agreement or for any other reason determined by our board of directors.  Termination for any reason other than death, incapacity, cause or material breach constitutes an “Involuntary Termination.”  The amendments also permit the executives to terminate their employment upon the assignment to them of duties materially inconsistent with the duties associated with their respective positions, material diminution in the nature or scope of their respective authority, conduct by us that prevents them from performing their respective duties, our requiring them to be permanently based outside a major urban center in Texas, actions by us that materially adversely affect the corporate amenities enjoyed by the executives or our material breach of their agreements.

                The amendments provide that upon an Involuntary Termination prior to a change in control of the company or following the date that is eighteen months after a change in control of the company, we will provide the executives with lifetime flight privileges, twenty-four months of salary continuation and medical benefits, and twelve months of outplacement services.  The board will also have the discretion to pay the executives a pro rata target bonus for the year of termination.  Upon an Involuntary Termination or a termination by an executive for any of the reasons described above within eighteen months after a change in control of the company, we will provide the executive with lifetime flight privileges, twenty-four months of medical benefits, twelve months of outplacement services, a pro rata target bonus for the year of the termination and a lump sum payment equal to two times the sum of the executive’s annual base salary and target bonus.

                If Section 280G of the Internal Revenue Code would make any payment or benefit received by an executive in connection with a change in control of the company or the termination of employment not deductible by us, the payments to the executive would be reduced until no portion was not deductible.

                The amendments also restrict the ability of the executives to engage in competitive businesses, induce our employees to terminate their employment with us or hire any of our employees during the two-year period following the termination of an executive’s employment by us.

PART III

Item 10. Directors and Executive Officers of the Registrant

                The information required by Item 10 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2005 annual meeting of stockholders.

Item 11. Executive Compensation

                The information required by Item 11 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2005 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                The information required by Item 12 is incorporated herein by reference to the information in Item 5 of this report and as set forth in the definitive proxy statement for our 2005 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

                The information required by Item 13 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2005 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

                The information required by Item 14 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2005 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements are included in Part II, Item 8. “Financial Statements and Supplementary Data”:

(a)           (1)           Financial statements:

•	Report of Management
•	Report of Independent Registered Public Accounting Firm
•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
•	Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2004
•	Consolidated Balance Sheets as of December 31, 2004 and 2003
•	Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2004
•	Consolidated Statements of Common Stockholders’ Equity for each of the Three Years in the Period Ended December 31, 2004
•	Notes to Consolidated Financial Statements

                (2)           Financial Statement Schedules:

•	Report of Independent Registered Public Accounting Firm
•	Schedule II — Valuation and Qualifying Accounts

                All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

(b) Exhibits:

Exhibit
Number			Description

3.1		—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-64808) (the “S-1”).
3.2		—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the year ended December 31, 2002, File No. 1-31300, the “2002 10-K”).
4.1		—	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the S-1).
4.2		—

Rights Agreement among the Company, Continental Airlines, Inc. (“Continental”) and Mellon Investor Services LLC, as Rights Agent, including form of Rights Certificate, dated April 1, 2002 (incorporated by reference to Exhibit 4.2 to the Company’s report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-31300, the “Q102 10-Q”).

4.3		—

Indenture among the Company, ExpressJet Airlines, Inc. (“Airlines”) and Bank One, N.A., dated August 5, 2003, relating to the Company’s 4.25% Convertible Notes due 2023 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated September 2, 2003, File No. 1-31300).

4.4		—	Form of 4.25% Convertible Note due 2023 (included as exhibit to Exhibit 4.3).
4.5		—	Form of Notation of Guarantee (included as exhibit to Exhibit 4.3).
4.6		—

Registration Rights Agreement among the Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. and UBS Securities LLC, as initial purchasers, dated August 5, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-3 dated September 25, 2003, Reg. No. 333-109108).

10.1		—	Amended and Restated Capacity Purchase Agreement (the “CPA”) among the Company, XJT Holdings, Inc. (“XJT”), “Airlines” and Continental (incorporated by reference to Exhibit 10.1 to the S-1).(3)
10.1	(a)	—	First Amendment to the CPA dated March 27, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2003, the “Q103 10-Q”).
10.1	(b)	—

Second Amendment to the CPA dated December 9, 2003 (incorporated by reference to Exhibit 10.1(b) to the Company’s report on Form 10-K for the year ended December 31, 2003, File No. 1-31300, the “2003 10-K”).(3)

10.1	(c)	—	Third Amendment to the CPA dated September 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company report on Form 10-Q for the quarter ended September 30, 2004, the “Q304 10-Q”).

10.1	(d)	—	Fourth Amendment to the CPA dated March 11, 2005.(1)(4)
10.2		—	Master Facility and Ground Handling Agreement (the “Facility Agreement”) among the Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.2 to the S-1).
10.2	(a)	—	First Amendment to the Facility Agreement dated November 1, 2003 (incorporated by reference to Exhibit 10.2(a) to the 2003 10-K).
10.3		—	Administrative Support and Information Services Provisioning Agreement (the “Administrative Agreement”) among the Company, Airlines and Continental amended and restated as of March 11, 2005.(1)(4)
10.4		—	Form of Initial Public Offering Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.4 to the Q102 10-Q).
10.5		—	Form of Registration Rights Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.5 to the Q102 10-Q).
10.6		—

Form of Employee Benefits Separation Agreement (the “Separation Agreement”) among the Company, XJT, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Q102 10Q).

10.6	(a)	—	First Amendment to the Separation Agreement dated March 27, 2003 (incorporated by reference to Exhibit 10.5 to the Q103 10-Q).
10.6	(b)	—	Second Amendment to the Separation Agreement dated December 9, 2003 (incorporated by reference to Exhibit 10.6(b) to the 2003 10-K).
10.7		—

Amended and Restated Tax Agreement among the Company, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-31300).

10.8		—	Promissory Note, amended and restated effective November 5, 2002, made by Airlines in favor of Continental (incorporated by reference to Exhibit 10.20 to the 2002 10-K).
10.8	(a)	—	First Amendment to Promissory Note, dated March 27, 2003 (incorporated by reference to Exhibit 10.4 to the Q103 10-Q).
10.9		—	2002 Stock Incentive Plan (“SIP”) (incorporated by reference to Exhibit 10.8 to the Q102 10-Q).(5)
10.9	(a)	—	Form of Employee Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(a) to the S-1).(5)

10.9	(b)	—	Form of Outside Director Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(b) to the S-1).(5)
10.9	(c)	—	Form of Employee Restricted Stock Agreement pursuant to SIP (incorporated by reference to Exhibit 10.1 to the 2Q04 10-Q).(5)
10.9	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to SIP (incorporated by reference to Exhibit 10.2 to the 2Q04 10-Q).(5)
10.10		—	Management Bonus Plan as amended and restated through February 17, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s report on Form 8-K dated February 17, 2005, File No. 1-31300).(5)
10.11		—	Supplemental Retirement Plan as amended and restated effective May 5, 2004 (incorporated by reference to Exhibit 10.3 to the Q204 10-Q).(5)
10.12		—	Employment Agreement among the Company, Continental and James B. Ream (incorporated by reference to Exhibit 10.9 to the S-1).(5)
10.12	(a)	—	Letter Agreement among the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to Exhibit 10.9(a) to the Q102 10-Q).(5)
10.12	(b)	—	Amendment to Mr. Ream’s Employment Agreement dated March 14, 2005.(1) (5)
10.13		—	Employment Agreement among the Company, Continental and Frederick S. Cromer (incorporated by reference to Exhibit 10.10 to the S-1).(5)
10.13	(a)	—	Letter Agreement between the Company, Continental and Mr. Cromer dated April 24, 2002 (incorporated by reference to Exhibit 10.10(a) to the Q102 10-Q).(5)
10.13	(b)	—	Amendment to Mr. Cromer’s Employment Agreement dated March 14, 2005.(1) (5)
10.14		—	Employment Agreement between the Company, Continental and Jerry E. Losness (incorporated by reference as Exhibit 10.9 to the S-1).(5)
10.14	(a)	—	Letter Agreement among the Company, Continental and Mr. Losness, dated April 24, 2002 (incorporated by reference to Exhibit 10.11(a) to the Q102 10-Q).(5)
10.14	(b)	—	Amendment to Mr. Losness’s Employment Agreement dated March 14, 2005.(1) (5)
10.15		—	Employment Agreement between the Company and Scott R. Peterson, as amended and restated through March 14, 2005.(1) (5)
10.16		—

Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. (“Embraer”) and Airlines dated August 5, 1996 relating to the purchase of EMB 145 aircraft (“P.A. 3/96”) (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Embraer’s Form F-1 Registration Statement (No. 333-12220) (the “Embraer F-1”)).(3)

10.16	(a)	—	Amendment No. 1 to P.A. 3/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).
10.16	(b)	—	Amendment No. 2 to P.A. 3/96 dated May 22, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(c)	—	Amendment No. 3 to P.A. 3/96 dated August 20, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(d)	—	Amendment No. 4 to P.A. 3/96 dated October 1, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(e)	—	Amendment No. 5 to P.A. 3/96 dated November 12, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(f)	—	Amendment No. 6 to P.A. 3/96 dated August 19, 1998 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(g)	—	Amendment No. 7 to P.A. 3/96 dated February 19, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(h)	—	Amendment No. 8 to P.A. 3/96 dated March 31, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(i)	—	Amendment No. 9 to P.A. 3/96 dated October 29, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(j)	—	Amendment No. 10 to P.A. 3/96 dated October 20, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(k)	—	Amendment No. 11 to P.A. 3/96 dated December 15, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(l)	—	Amendment No. 12 to P.A. 3/96 dated February 18, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(m)	—	Amendment No. 13 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(n)	—	Amendment No. 14 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.16	(o)	—

Amendment No. 15 to P.A. 3/96 dated July 25, 2000 (incorporated by reference to Exhibit 10.33(o) to Continental’s report on Form 10-K for the year ended December 31, 2000, File No. 1-10323, the “Continental 2000 10-K”).(3)

10.16	(p)	—	Amendment No. 16 to P.A. 3/96 dated July 24, 2000 (incorporated by reference to Exhibit 10.33(p) to the Continental 2000 10-K).(3)
10.16	(q)	—	Amendment No. 17 to P.A. 3/96 dated November 7, 2000 (incorporated by reference to Exhibit 10.33(q) to the Continental 2000 10-K).(3)
10.16	(r)	—	Amendment No. 18 to P.A. 3/96 dated November 17, 2000 (incorporated by reference to Exhibit 10.33(r) to the Continental 2000 10-K).(3)
10.16	(s)	—

Amendment No. 19 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(s) to Continental’s report on Form 10-K for the year ended December 31, 2001, File No. 1-10323, the “Continental 2001 10-K”).(3)

10.16	(t)	—	Amendment No. 20 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(t) to the Continental 2001 10-K).(3)
10.16	(u)	—	Amendment No. 21 to P.A. 3/96 dated October 10, 2001 (incorporated by reference to Exhibit 10.35(u) to the Continental 2001 10-K).(3)
10.16	(v)	—	Amendment No. 22 to P.A. 3/96 dated January 24, 2002 (incorporated by reference to Exhibit 10.35(v) to the Continental 2001 10-K).(3)
10.16	(w)	—

Amendment No. 23 to P.A. 3/96 dated February 28, 2002 (incorporated by reference to Exhibit 10.6 to Continental’s report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-10323, the “Continental 10-Q”).(3)

10.16	(x)	—	Amendment No. 24 to P.A. 3/96 dated March 28, 2002 (incorporated by reference to Exhibit 10.7 to the Continental 10-Q).(3)
10.16	(y)	—	Amendment No. 25 to P.A. 3/96 dated July 9, 2002 (incorporated by reference to Exhibit 10.22 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002, the “Q302 10-Q”).(3)
10.16	(z)	—	Amendment No. 26 to P.A. 3/96 dated August 30, 2002 (incorporated by reference to Exhibit 10.23 to the Q302 10-Q).(3)
10.16	(aa)	—	Amendment No. 27 to P.A. 3/96 dated December 27, 2002 (incorporated by reference to Exhibit 10.24 to the 2002 10-K).(3)
10.16	(ab)	—	Amendment No. 28 to P.A. 3/96 dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Q103 10-Q).(3)
10.16	(ac)	—	Amendment No. 29 to P.A. 3/96 dated February 26, 2003 (incorporated by reference to Exhibit 10.3 to the Q103 10-Q).(3)
10.16	(ad)	—	Amendment No. 30 to P.A. 3/96 dated January 12, 2004 (incorporated by reference to Exhibit 10.2 to the Q104 10-Q).(3)

10.16	(ae)	—	Amendment No. 31 to P.A. 3/96 dated March 16, 2004 (incorporated by reference to Exhibit 10.3 to the Q104 10-Q).(3)
10.17		—	Letter Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and Airlines (“L.A. 4/96”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.17	(a)	—	Amendment No. 1 to L.A. 4/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.34(a) to the Continental 2000 10-K).
10.17	(b)	—

Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated July 24, 2000 between Embraer and Airlines (incorporated by reference to Exhibit 10.34(b) to the Continental 2000 10-K).(3)

10.17	(c)	—

Amendment No. 3 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated January 24, 2002 between Embraer and Airlines (incorporated by reference to Exhibit 10.36(c) to the Continental 2001 10-K).(3)

10.17	(d)	—	Amendment No. 4 to L.A. 4/96 dated January 12, 2004 between Embraer and Airlines (incorporated by reference to Exhibit 10.1 to the Q104 10-Q).(3)
10.18		—	Letter Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental, Airlines and Embraer (“L.A. 4A/96”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.19		—	Letter Agreement DCT 059/2000 dated October 27, 2000 between Airlines and Embraer (incorporated by reference to Exhibit 10.36 to the Continental 2000 10-K).(3)
10.20		—	Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and Airlines (“P.A. 54/98”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.20	(a)	—	Amendment No. 1 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.20	(b)	—	Amendment No. 2 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.20	(c)	—	Amendment No. 3 to P.A. 54/98 dated October 21, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.20	(d)	—	Amendment No. 4 to P.A. 54/98 dated January 31, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.20	(e)	—	Amendment No. 5 to P.A. 54/98 dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)
10.20	(f)	—	Amendment No. 6 to P.A. 54/98 dated April 17, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)

10.20	(g)	—	Amendment No. 7 to P.A. 54/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.37(g) to the Continental 2000 10-K).(3)
10.20	(h)	—	Amendment No. 8 to P.A. 54/98 dated November 7, 2000 (incorporated by reference to Exhibit 10.37(h) to the Continental 2000 10-K).(3)
10.20	(i)	—	Amendment No. 9 to P.A. 54/98 dated September 20, 2000 (incorporated by reference to Exhibit 10.37(i) to the Continental 2000 10-K).(3)
10.20	(j)	—	Amendment No. 10 to P.A. 54/98 dated November 17, 2000 (incorporated by reference to Exhibit 10.37(j) to the Continental 2000 10-K).(3)
10.20	(k)	—	Amendment No. 11 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(k) to the Continental 2001 10-K).(3)
10.20	(l)	—	Amendment No. 12 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(l) to the Continental 2001 10-K).(3)
10.20	(m)	—	Amendment No. 13 to P.A. 54/98 dated October 10, 2001 (incorporated by reference to Exhibit 10.39(m) to the Continental 2001 10-K).(3)
10.20	(n)	—	Amendment No. 14 to P.A. 54/98 dated January 24, 2002 (incorporated by reference to Exhibit 10.39(n) to the Continental 2001 10-K).(3)
10.21		—	Letter of Agreement DCT-055/98 dated December 23, 1998 between Airlines and Embraer (“L.A. 55/98”) (incorporated by reference to Exhibit 10.38 to the Continental 2000 10-K).(3)
10.21	(a)	—	Amendment No. 1 to L.A. 55/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.38(a) to the Continental 2000 10-K).(3)
10.22		—	EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental, Airlines and Embraer (“L.A. 135”) (incorporated by reference to Exhibit 10.39 to the Continental 2000 10-K).(3)
10.22	(a)	—	Amendment No. 1 to L.A. 135 (incorporated by reference to Exhibit 10.39(a) to the Continental 2000 10-K).(3)
10.22	(b)	—	Amendment No. 2 to L.A. 135 (incorporated by reference to Exhibit 10.39(b) to the Continental 2000 10-K).(3)
10.22	(c)	—	Amendment No. 3 to L.A. 135 dated October 27, 2000 (incorporated by reference to Exhibit 10.39(c) to the Continental 2000 10-K).(3)
10.23		—	Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and Airlines (incorporated by reference to Exhibit 10.40 to the Continental 2000 10-K)(3)

10.24	—

Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.1 to the 3Q04 10-Q.(5)

21.1	—	Subsidiaries of the Company.(1)
23.1	—	Consent of Independent Registered Public Accounting Firm.(1)
24.1	—	Powers of Attorney.(1)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	—	Section 1350 Certification by Chief Executive Officer.(2)
32.2	—	Section 1350 Certification by Chief Financial Officer.(2)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	The SEC has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.
(4)	The Company has applied to the SEC for confidential treatment for portions of this exhibit.
(5)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                We have audited the consolidated financial statements of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 11, 2005 (included elsewhere in this Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

                In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Houston, Texas
March 11, 2005

EXPRESSJET HOLDINGS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2002, 2003 and 2004
(In thousands)

	Allowance for Doubtful Receivables	Allowance for Obsolescence	Deferred Tax Asset Valuation Allowance (1)

Balance, December 31, 2001	$30	$13,558	$—
Additions charged to expense	105	4,000	—
Deductions from reserve	(78)	(718)	—
Other(3)	—	120	384,514

Balance, December 31, 2002	57	16,960	384,514
Additions charged to expense	42	1,703	—
Deductions from reserve(2)	—	(12,148)	(16,603)
Other(3)	—	392	52,757

Balance, December 31, 2003	99	6,907	420,668
Additions charged to expense	147	1,825	—
Deductions from reserve(2)	(147)	(793)	(56,964)
Other	—	519	(1,666)

Balance, December 31, 2004	$99	$8,458	$362,038

(1)	The deferred tax asset valuation allowance includes the net tax agreement obligation to Continental.
(2)

“Deductions from reserve” related to the allowance for obsolescence consist of entries made to remove spare parts with zero net book values from our general ledger.  “Deductions from reserve” related to the deferred tax asset valuation allowance are related to payments made to Continental under the tax agreement.

(3)

“Other” related to the deferred tax asset valuation allowance for 2002 and 2003 is related to adjustment to the fair value of the tax basis of our tangible and intangible assets as described in Item 8.  “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9.”

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: March 15, 2005	By:	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.

Signatures	Capacity

/s/ JAMES B. REAM James B. Ream	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ FREDERICK S. CROMER Frederick S. Cromer	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ PHUNG NGO-BURNS Phung Ngo-Burns

 Staff Vice President and Controller
   (Principal Accounting Officer)

        /s/ GEORGE R. BRAVANTE, JR.*
        George R. Bravante, Jr.

 Director

       /s/ JANET M.
CLARKE*

       Janet M. Clarke

 Director

     /s/ KIM A.
FADEL*

       Kim A. Fadel

 Director

       /s/ C. D.
MCLEAN*

       C. D. McLean

 Director

       /s/ RICHARD
REITZ*

       Richard Reitz

 Director

       /s/ THOMAS E.
SCHICK*

       Thomas E. Schick

 Director

       /s/ L. E.
SIMMONS*

       L.E. Simmons

 Director

       /s/ RICHARD F.
WALLMAN*
       Richard F. Wallman

 Director

 * By:

 /s/ SCOTT R.
PETERSON

 Scott R. Peterson
 Attorney in Fact
 March 15, 2005

INDEX TO EXHIBITS

OF EXPRESSJET HOLDINGS, INC.

 Exhibit

 Number

 Description

 3.1

 —

 Amended and Restated Certificate of Incorporation (incorporated by reference to
Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-64808) (the
“S-1”).

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

 4.3

 —

 Indenture among the Company, ExpressJet Airlines, Inc. (“Airlines”) and Bank One, N.A., dated August 5, 2003, relating to the Company’s 4.25% Convertible Notes due 2023 (incorporated by reference to Exhibit 10.1 to the Company’s report on
Form 8-K dated September 2, 2003, File No. 1-31300).

 4.4

 —

 Form of 4.25% Convertible Note due 2023 (included as exhibit to Exhibit 4.3).

 4.5

 —

 Form of Notation of Guarantee (included as exhibit to Exhibit 4.3).

 4.6

 —

 Registration Rights Agreement among the Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Morgan Stanley
& Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. and UBS Securities LLC, as
initial purchasers, dated August 5, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement
on Form S-3 dated September 25, 2003, Reg. No. 333-109108).

 10.1

 —

 Amended and Restated Capacity Purchase Agreement (the “CPA”) among the Company, XJT Holdings, Inc.
(“XJT”), “Airlines” and Continental (incorporated by reference to Exhibit 10.1 to the
S-1).(3)

 10.1

 (a)

 —

 First Amendment to the CPA dated March 27, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form
10-Q for the quarter ended March 31, 2003, the “Q103 10-Q”).

 10.1

 (b)

 —

 Second Amendment to the CPA dated December 9, 2003 (incorporated by reference to Exhibit 10.1(b) to the Company’s report on
Form 10-K for the year ended December 31, 2003, File No. 1-31300, the “2003 10-K”).(3)

 10.1

 (c)

 —

 Third Amendment to the CPA dated September 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company report on Form 10-Q for the quarter ended September 30, 2004, the “Q304 10-Q”).

 10.1

 (d)

 —

 Fourth Amendment to the CPA dated March 11, 2005.(1)(4)

 10.2

 —

 Master Facility and Ground Handling Agreement (the “Facility Agreement”) among the Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.2 to the S-1).

 10.2

 (a)

 —

 First Amendment to the Facility Agreement dated November 1, 2003 (incorporated by reference to Exhibit 10.2(a) to the 2003
10-K).

 10.3

 —

 Administrative Support and Information Services Provisioning Agreement (the “Administrative Agreement”) among the
Company, Airlines and Continental amended and restated as of March 11, 2005.(1)(4)

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

 10.6

 (b)

 —

 Second Amendment to the Separation Agreement dated  December 9, 2003 (incorporated by reference to Exhibit 10.6(b) to the
2003 10-K).

 10.7

 —

 Amended and Restated Tax Agreement among the Company, Airlines and Continental dated April 17, 2002 (incorporated by reference to
Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-31300).

 10.8

 —

 Promissory Note, amended and restated effective November 5, 2002, made by Airlines in favor of Continental (incorporated by reference to Exhibit 10.20 to the 2002 10-K).

 10.8

 (a)

 —

 First Amendment to Promissory Note, dated March 27, 2003 (incorporated by reference to Exhibit 10.4 to the Q103 10-Q).

 10.9

 —

 2002 Stock Incentive Plan (“SIP”) (incorporated by reference to Exhibit 10.8 to the Q102
10-Q).(5)

 10.9

 (a)

 —

 Form of Employee Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(a) to the S-1).(5)

 10.9

 (b)

 —

 Form of Outside Director Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(b) to the S-1).(5)

 10.9

 (c)

 —

 Form of Employee Restricted Stock Agreement pursuant to SIP (incorporated by reference to Exhibit 10.1 to the 2Q04
10-Q).(5)

 10.9

 (d)

 —

 Form of Outside Director Restricted Stock Agreement pursuant to SIP (incorporated by reference to Exhibit 10.2 to the 2Q04 10-Q).(5)

 10.10

 —

 Management Bonus Plan as amended and restated through February 17, 2005 (incorporated by reference to Exhibit 99.1 to the
Company’s report on Form 8-K dated February 17, 2005, File No. 1-31300).(5)

 10.11

 —

 Supplemental Retirement Plan as amended and restated effective May 5, 2004 (incorporated by reference to Exhibit 10.3 to the Q204
10-Q).(5)

 10.12

 —

 Employment Agreement among the Company, Continental and James B. Ream (incorporated by reference to Exhibit 10.9 to the
S-1).(5)

 10.12

 (a)

 —

 Letter Agreement among the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to
Exhibit 10.9(a) to the Q102 10-Q).(5)

 10.12

 (b)

 —

 Amendment to Mr. Ream’s Employment Agreement dated March 14, 2005.(1) (5)

 10.13

 —

 Employment Agreement among the Company, Continental and Frederick S. Cromer (incorporated by reference to Exhibit 10.10 to the S-1).(5)

 10.13

 (a)

 —

 Letter Agreement between the Company, Continental and Mr. Cromer dated April 24, 2002 (incorporated by reference to
Exhibit 10.10(a) to the Q102 10-Q).(5)

 10.13

 (b)

 —

 Amendment to Mr. Cromer’s Employment Agreement dated March 14, 2005.(1) (5)

 10.14

 —

 Employment Agreement between the Company, Continental and Jerry E. Losness (incorporated by reference as Exhibit 10.9 to the
S-1).(5)

 10.14

 (a)

 —

 Letter Agreement among the Company, Continental and Mr. Losness, dated April 24, 2002 (incorporated by reference to
Exhibit 10.11(a) to the Q102 10-Q).(5)

 10.14

 (b)

 —

 Amendment to Mr. Losness’s Employment Agreement dated March 14, 2005.(1) (5)

 10.15

 —

 Employment Agreement between the Company and Scott R. Peterson, as amended and restated through March 14, 2005.(1)
(5)

 10.16

 —

 Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. (“Embraer”) and Airlines dated
August 5, 1996 relating to the purchase of EMB 145 aircraft (“P.A. 3/96”) (incorporated by reference to Exhibit
10.3 to Amendment No. 1 to Embraer’s Form F-1 Registration Statement (No. 333-12220) (the “Embraer
F-1”)).(3)

 10.16

 (a)

 —

 Amendment No. 1 to P.A. 3/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).

 10.16

 (b)

 —

 Amendment No. 2 to P.A. 3/96 dated May 22, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.16

 (c)

 —

 Amendment No. 3 to P.A. 3/96 dated August 20, 1997 (incorporated by reference to Exhibit 10.3 to the
Embraer F-1).(3)

 10.16

 (d)

 —

 Amendment No. 4 to P.A. 3/96 dated October 1, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.16

 (e)

 —

 Amendment No. 5 to P.A. 3/96 dated November 12, 1997 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.16

 (f)

 —

 Amendment No. 6 to P.A. 3/96 dated August 19, 1998 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.16

 (g)

 —

 Amendment No. 7 to P.A. 3/96 dated February 19, 1999 (incorporated by reference to Exhibit 10.3 to the
Embraer F-1).(3)

 10.16

 (h)

 —

 Amendment No. 8 to P.A. 3/96 dated March 31, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.16

 (i)

 —

 Amendment No. 9 to P.A. 3/96 dated October 29, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.16

 (j)

 —

 Amendment No. 10 to P.A. 3/96 dated October 20, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.16

 (k)

 —

 Amendment No. 11 to P.A. 3/96 dated December 15, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.16

 (l)

 —

 Amendment No. 12 to P.A. 3/96 dated February 18, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.16

 (m)

 —

 Amendment No. 13 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.16

 (n)

 —

 Amendment No. 14 to P.A. 3/96 dated April 28, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.16

 (o)

 —

 Amendment No. 15 to P.A. 3/96 dated July 25, 2000 (incorporated by reference to Exhibit 10.33(o) to
Continental’s report on Form 10-K for the year ended December 31, 2000, File No. 1-10323, the “Continental
2000 10-K”).(3)

 10.16

 (p)

 —

 Amendment No. 16 to P.A. 3/96 dated July 24, 2000 (incorporated by reference to Exhibit 10.33(p) to the Continental
2000 10-K).(3)

 10.16

 (q)

 —

 Amendment No. 17 to P.A. 3/96 dated November 7, 2000 (incorporated by reference to Exhibit 10.33(q) to the
Continental 2000 10-K).(3)

 10.16

 (r)

 —

 Amendment No. 18 to P.A. 3/96 dated November 17, 2000 (incorporated by reference to Exhibit 10.33(r) to the
Continental 2000 10-K).(3)

 10.16

 (s)

 —

 Amendment No. 19 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(s) to
Continental’s report on Form 10-K for the year ended December 31, 2001, File No. 1-10323, the “Continental
2001 10-K”).(3)

 10.16

 (t)

 —

 Amendment No. 20 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(t) to the Continental
2001 10-K).(3)

 10.16

 (u)

 —

 Amendment No. 21 to P.A. 3/96 dated October 10, 2001 (incorporated by reference to Exhibit 10.35(u) to the
Continental 2001 10-K).(3)

 10.16

 (v)

 —

 Amendment No. 22 to P.A. 3/96 dated January 24, 2002 (incorporated by reference to Exhibit 10.35(v) to the
Continental 2001 10-K).(3)

 10.16

 (w)

 —

 Amendment No. 23 to P.A. 3/96 dated February 28, 2002 (incorporated by reference to Exhibit 10.6 to
Continental’s report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-10323, the
“Continental 10-Q”).(3)

 10.16

 (x)

 —

 Amendment No. 24 to P.A. 3/96 dated March 28, 2002 (incorporated by reference to Exhibit 10.7 to the Continental
10-Q).(3)

 10.16

 (y)

 —

 Amendment No. 25 to P.A. 3/96 dated July 9, 2002 (incorporated by reference to Exhibit 10.22 to the Company’s report on Form 10-Q for the quarter ended September 30, 2002, the “Q302 10-Q”).(3)

 10.16

 (z)

 —

 Amendment No. 26 to P.A. 3/96 dated August 30, 2002 (incorporated by reference to Exhibit 10.23 to the Q302
10-Q).(3)

 10.16

 (aa)

 —

 Amendment No. 27 to P.A. 3/96 dated December 27, 2002 (incorporated by reference to Exhibit 10.24 to the 2002
10-K).(3)

 10.16

 (ab)

 —

 Amendment No. 28 to P.A. 3/96 dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Q103
10-Q).(3)

 10.16

 (ac)

 —

 Amendment No. 29 to P.A. 3/96 dated February 26, 2003 (incorporated by reference to Exhibit 10.3 to the Q103
10-Q).(3)

 10.16

 (ad)

 —

 Amendment No. 30 to P.A. 3/96 dated January 12, 2004 (incorporated by reference to Exhibit 10.2 to the Q104
10-Q).(3)

 10.16

 (ae)

 —

 Amendment No. 31 to P.A. 3/96 dated March 16, 2004 (incorporated by reference to Exhibit 10.3 to the Q104
10-Q).(3)

 10.17

 —

 Letter Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and Airlines (“L.A. 4/96”)
(incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)

 10.17

 (a)

 —

 Amendment No. 1 to L.A. 4/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.34(a) to the
Continental 2000 10-K).

 10.17

 (b)

 —

 Amendment No. 2 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated July 24, 2000 between Embraer and Airlines (incorporated by reference to Exhibit 10.34(b) to the Continental 2000 10-K).(3)

 10.17

 (c)

 —

 Amendment No. 3 to L.A. 4/96 and Amendment No. 1 to L.A. 4A/96 (defined below) dated January 24, 2002 between
Embraer and Airlines (incorporated by reference to Exhibit 10.36(c) to the Continental 2001 10-K).(3)

 10.17

 (d)

 —

 Amendment No. 4 to L.A. 4/96 dated January 12, 2004 between Embraer and Airlines (incorporated by reference to Exhibit
10.1 to the Q104 10-Q).(3)

 10.18

 —

 Letter Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental, Airlines and Embraer (“L.A.
4A/96”) (incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)

 10.19

 —

 Letter Agreement DCT 059/2000 dated October 27, 2000 between Airlines and Embraer (incorporated by reference to
Exhibit 10.36 to the Continental 2000 10-K).(3)

 10.20

 —

 Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and Airlines (“P.A. 54/98”)
(incorporated by reference to Exhibit 10.3 to the Embraer F-1).(3)

 10.20

 (a)

 —

 Amendment No. 1 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.20

 (b)

 —

 Amendment No. 2 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.20

 (c)

 —

 Amendment No. 3 to P.A. 54/98 dated October 21, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.20

 (d)

 —

 Amendment No. 4 to P.A. 54/98 dated January 31, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.20

 (e)

 —

 Amendment No. 5 to P.A. 54/98 dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.20

 (f)

 —

 Amendment No. 6 to P.A. 54/98 dated April 17, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer
F-1).(3)

 10.20

 (g)

 —

 Amendment No. 7 to P.A. 54/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.37(g) to the Continental
2000 10-K).(3)

 10.20

 (h)

 —

 Amendment No. 8 to P.A. 54/98 dated November 7, 2000 (incorporated by reference to Exhibit 10.37(h) to the
Continental 2000 10-K).(3)

 10.20

 (i)

 —

 Amendment No. 9 to P.A. 54/98 dated September 20, 2000 (incorporated by reference to Exhibit 10.37(i) to the
Continental 2000 10-K).(3)

 10.20

 (j)

 —

 Amendment No. 10 to P.A. 54/98 dated November 17, 2000 (incorporated by reference to Exhibit 10.37(j) to the
Continental 2000 10-K).(3)

 10.20

 (k)

 —

 Amendment No. 11 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(k) to the
Continental 2001 10-K).(3)

 10.20

 (l)

 —

 Amendment No. 12 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(l) to the
Continental 2001 10-K).(3)

 10.20

 (m)

 —

 Amendment No. 13 to P.A. 54/98 dated October 10, 2001 (incorporated by reference to Exhibit 10.39(m) to the
Continental 2001 10-K).(3)

 10.20

 (n)

 —

 Amendment No. 14 to P.A. 54/98 dated January 24, 2002 (incorporated by reference to Exhibit 10.39(n) to the
Continental 2001 10-K).(3)

 10.21

 —

 Letter of Agreement DCT-055/98 dated December 23, 1998 between Airlines and Embraer (“L.A. 55/98”) (incorporated by reference to Exhibit 10.38 to the Continental 2000 10-K).(3)

 10.21

 (a)

 —

 Amendment No. 1 to L.A. 55/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.38(a) to the Continental
2000 10-K).(3)

 10.22

 —

 EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental, Airlines and Embraer (“L.A. 135”)
(incorporated by reference to Exhibit 10.39 to the Continental 2000 10-K).(3)

 10.22

 (a)

 —

 Amendment No. 1 to L.A. 135 (incorporated by reference to Exhibit 10.39(a) to the Continental 2000
10-K).(3)

 10.22

 (b)

 —

 Amendment No. 2 to L.A. 135 (incorporated by reference to Exhibit 10.39(b) to the Continental 2000
10-K).(3)

 10.22

 (c)

 —

 Amendment No. 3 to L.A. 135 dated October 27, 2000 (incorporated by reference to Exhibit 10.39(c) to the
Continental 2000 10-K).(3)

 10.23

 —

 Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and Airlines (incorporated by reference to
Exhibit 10.40 to the Continental 2000 10-K)(3)

 10.24

 —

 Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.1 to the 3Q04 10-Q.(5)

 21.1

 —

 Subsidiaries of the Company.(1)

 23.1

 —

 Consent of Independent Registered Public Accounting Firm.(1)

 24.1

 —

 Powers of Attorney.(1)

 31.1

 —

 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)

 31.2

 —

 Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)

 32.1

 —

 Section 1350 Certification by Chief Executive Officer.(2)

 32.2

 —

 Section 1350 Certification by Chief Financial Officer.(2)

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