Form 10-Q
period 2005-03-31
EXPRESSJET HOLDINGS INC
filed 2005-04-26
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
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

As of April 20, 2005, 54,475,928 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,

	2005	2004

Operating Revenue.......................................................	$375,401	$364,034

Operating Expenses:
Wages, salaries and related costs...........................	84,472	79,189
Aircraft rentals........................................................	74,325	67,611
Aircraft fuel and related taxes...................................	48,549	43,152
Maintenance, materials and repairs..........................	43,325	38,052
Ground handling.....................................................	23,750	24,515
Other rentals and landing fees..................................	24,469	20,491
Outside services.....................................................	8,374	10,039
Depreciation and amortization..................................	5,937	5,762
Aircraft related and other insurance..........................	2,072	2,429
Other operating expenses........................................	21,343	24,171

	336,616	315,411

Operating Income........................................................	38,785	48,623

Nonoperating Income (Expense):
Interest expense.....................................................	(2,859)	(3,036)
Interest income.......................................................	1,482	643
Capitalized interest.................................................	176	119
Other, net..............................................................	39	123

	(1,162)	(2,151)

Income before Income Taxes........................................	37,623	46,472
Income Tax Expense...................................................	14,344	17,752

Net Income.................................................................	$23,279	$28,720

Basic Earnings per Common Share...............................	$0.43	$0.53

Diluted Earnings per Common Share.............................	$0.39	$0.48

Shares Used in Computing Basic Earnings per Common Share......................................................	54,284	54,197
Shares Used in Computing Diluted Earnings per Common Share......................................................	61,863	61,783

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31,	December 31
	2005	2004

	(Unaudited)
Current Assets:
Cash and cash equivalents................................	$230,026	$190,189
Restricted cash................................................	6,298	6,312
Short-term investments.....................................	5,000	18,650
Accounts receivable, net...................................	8,385	5,360
Spare parts and supplies, net............................	27,448	27,061
Prepayments and other.....................................	4,992	5,622
Note Receivable................................................	5,000	—

Total Current Assets......................................	287,149	253,194

Property and Equipment:
Owned property and equipment:
Flight equipment............................................	215,310	214,659
Other............................................................	117,838	116,523

	333,148	331,182
Less: Accumulated depreciation....................	(82,259)	(77,557)

	250,889	253,625

Capital Leases:
Flight equipment............................................	8,515	8,515
Other............................................................	4,315	4,315

	12,830	12,830
Less: Accumulated amortization....................	(4,871)	(4,630)

	7,959	8,200

Total Property and Equipment.........................	258,848	261,825

Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net....................	12,789	12,789
Airport Operating Rights, net...................................	4,130	4,192
Note Receivable.....................................................	—	5,000
Debt Issuance Cost, net.........................................	3,847	3,894
Other Assets, net..................................................	3,720	1,892

Total Assets..................................................	$570,483	$542,786

(continued on next page)

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	March 31,	December 31,
STOCKHOLDERS' EQUITY	2005	2004

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt .........................	$5,865	$865
Current maturities of note payable to Continental Airlines, Inc. ......................................	98,804	81,415
Current maturities of capital lease obligations............	764	843
Accounts payable...................................................	1,727	635
Accrued payroll and related costs.............................	31,683	27,725
Amounts due to Continental Airlines, Inc., net............	3,396	11,239
Deferred income taxes.............................................	20,048	13,473
Accrued other liabilities............................................	59,916	70,185

Total Current Liabilities.........................................	222,203	206,380

Long-term Debt............................................................	15,135	20,299

Note Payable to Continental Airlines, Inc........................	—	17,389

4.25% Senior Convertible Notes due 2023......................	137,200	137,200

Capital Lease Obligations.............................................	1,617	1,805

Deferred Income Taxes.................................................	43,614	33,148

Other Long-term Liabilities............................................	12,866	12,521

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, one share issued and outstanding.........	—	—
Common stock - $.01 par, 200,000,000 shares authorized, 54,409,428 and 54,375,345 shares issued, respectively..............................................	544	544
Common stock held in treasury, at cost — 1,000 and 1,750 shares, respectively..............................	(13)	(22)
Additional paid-in capital..........................................	162,773	162,418
Accumulated deficit.................................................	(24,624)	(47,900)
Unearned compensation on restricted stock..............	(832)	(996)

Total Stockholders’ Equity....................................	137,848	114,044

Total Liabilities and Stockholders’ Equity................	$570,483	$542,786

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2005	2004

Net Cash Flows from Operating Activities......................................	$29,191	$31,910

Cash Flows from Investing Activities:
Capital expenditures...............................................................	(2,945)	(4,503)
Proceeds from the sale of flight equipment to Continental Airlines, Inc. ......................................................	—	27
Proceeds from disposition of equipment....................................	40	190
Proceeds from the sale (purchase) of short-term investments	13,650	(5,000)

Net cash from (used in) investing activities.............................	10,745	(9,286)

Cash Flows from Financing Activities:
Payments on long-term debt and capital lease obligations..........	(432)	(732)
Proceeds from issuance of common stock related to 2003 Employee Stock Purchase Plan...........................................	333	468

Net cash used in financing activities......................................	(99)	(264)

Net Increase in Cash and Cash Equivalents...................................	39,837	22,360

Cash and Cash Equivalents – Beginning of Period..........................	190,189	176,242

Cash and Cash Equivalents – End of Period...................................	$230,026	$198,602

Supplemental Cash Flow Information:
Interest paid...........................................................................	$4,195	$4,513
Income taxes paid (including payments under our tax agreement with Continental Airlines, Inc.)........................	$1,344	$21,688

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            We are a regional U.S. air carrier engaged in the business of transporting passengers, cargo and mail.  Our principal asset is all of the issued and outstanding shares of capital stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc., which operates as “Continental Express” (together, "ExpressJet," "we," "us" and "our").  All of our flying is currently performed on behalf of Continental Airlines, Inc. (“Continental”) pursuant to a capacity purchase agreement, and substantially all of our revenue is received under that agreement.  We are the exclusive regional jet provider for Continental out of New York/Newark, Houston and Cleveland and additional non-hub service.  The capacity purchase agreement covers all of our existing fleet and all of our regional jets currently subject to firm aircraft orders.  We are economically dependent upon Continental for our operations and cash flows.

            The accompanying interim consolidated condensed financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  The actual results may differ from our estimates.  Please see our 2004 10-K for a detailed description of our critical accounting estimates.  The SEC has defined critical accounting estimates as the ones that are most important to the portrayal of a company's financial condition and results of operations and require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

            The interim financial information is unaudited, but reflects all adjustments necessary in our opinion to provide a fair presentation of our financial results for the interim periods presented.  These adjustments are of a normal, recurring nature.  Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  These interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto contained in our 2004 10-K.

Note 1 – Principles of Consolidation

            The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of ExpressJet Holdings, Inc. and its subsidiaries.  In addition, we have consolidated the results of operations and financial condition of a European start-up company in which we invested in March 2005 in accordance with Financial Accounting Standards Board Interpretation 46(R) – "Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51" ("FIN 46R").  We currently own one share less than 50% interest in this entity.  The results of operations of this company were immaterial for the three months ended March 31, 2005.  All intercompany transactions have been eliminated in consolidation.

Note 2 – Capacity Purchase Agreement

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

(1)

Fuel and fuel tax expense are reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.  If the fuel agreement with Continental were not in place, our fuel cost, including related taxes, would have been $1.53 per gallon for the three months ended March 31, 2005.

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

            Certain costs that were unreconciled under the capacity purchase agreement prior to 2005 will now result in our making a reconciliation payment to Continental if the differences cause our prevailing margin to be greater than 10.0%.  However, if the differences cause our prevailing margin to be less than 8.5%, they will remain unreconciled.  These costs are:

•	wages and salaries;
•	benefits not included in the table above; and
•	corporate headquarter rent costs.

            As a result of the rate resetting process for 2005, we expect our future operating margin, excluding incentives, to be closer to our target operating margin of 10.0%.  For instance, our operating margin for the three months ended March 31, 2005 was 10.3% as compared to 13.4% for the same period in 2004.

            For a detailed description of our capacity purchase agreement, please see Item 1. “Business — Capacity Purchase and Other Agreements with Continental Airlines” in our 2004 10-K.

Note 3 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,

	2005	2004

Numerator for basic earnings per share – net income...................	$23,279	$28,720
Income impact of assumed conversion of convertible debt.............	917	885

Numerator for diluted earnings per share – adjusted.....................	$24,196	$29,605

Denominator for basic earnings per share – weighted average shares....................................................................	54,284	54,197
Employee stock options............................................................	1	48
Restricted stock.......................................................................	40	—
Assumed conversion of convertible debt......................................	7,538	7,538

Denominator for diluted earnings per share – adjusted and assumed conversions....................................................	61,863	61,783

            We excluded 122,500 shares of restricted stock from the weighted average shares used in computing basic earnings per share for the three months ended March 31, 2005, as these shares were not vested as of the end of the period.  No restricted stock was outstanding for the three months ended March 31, 2004.

            We adopted the Emerging Issues Task Force Issue No. 04-08 — “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” on December 15, 2004.  As a result, we included the potential common stock equivalents related to our senior convertible notes in our computation of diluted earnings per share and restated the prior period presentation.

            Weighted average common shares outstanding for diluted earnings per share calculation include the incremental effect of shares that would be issued upon the assumed exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our diluted earnings per share calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 1.4 million and 1.0 million shares of our common stock for the three months ended March 31, 2005 and 2004, respectively.  These options' exercise prices were greater than the average market price of the common shares for the respective periods; and

•	82,108 shares of restricted stock for the three months ended March 31, 2005.

Note 4 – Stock Plans and Awards

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

           The Incentive Plan permits us to grant stock options and restricted stock to our employees and non-employee directors.  Under APB 25, if the exercise price of our stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.  Since our stock options have all been granted with exercise prices that equal fair market value, no compensation expense has been recognized under APB 25.  We recognize compensation expense for our restricted stock in accordance with APB 25.  The total compensation expense to be incurred for each restricted stock grant equals the product of the number of shares issued and the closing price of our common stock on the issuance date; the expense is recognized over the vesting period of each grant in accordance with the method specified in Financial Accounting Standards Board Interpretation No 28 — “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).  Under APB 25, we do not recognize compensation expense related to the ESPP.

            In May 2004, our board of directors approved the issuance of restricted stock to various employees and non-employee directors pursuant to the Incentive Plan.  As of March 31, 2005, 122,500 shares of restricted stock, net of forfeitures, were outstanding.  Restricted shares granted to our employees typically vest ratably over a four-year period.  Restricted shares granted to our non-employee directors vest over six months.

            In January 2005, we issued 32,083 shares of our common stock to our employees pursuant to the ESPP at $10.37 per share.  In January and July 2004, 36,684 and 36,286 shares of our common stock were issued to our employees at $12.75 and $10.32 per share, respectively.

           The following table illustrates the effect on net income and earnings per share assuming the compensation costs for our stock options, restricted stock and ESPP were determined using the fair value method, prorated over the vesting periods in accordance with FIN 28, at the grant dates as required under Statement of Financial Accounting Standard No. 123 – “Accounting for Stock-Based Compensation” for the three months ended March 31, 2005 and 2004 (in thousands, except for per share data):

	Three Months Ended March 31,

	2005	2004

Net income as reported...........................................................	$23,279	$28,720
Add: Total stock-based compensation expense included in reported net income, net of related tax effects......	122	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect.......................................................	(514)	(612)

Pro forma...............................................................................	$22,887	$28,108

Basic earnings per share
As reported.......................................................................	$0.43	$0.53
Pro forma..........................................................................	$0.42	$0.52
Diluted earnings per share
As reported.......................................................................	$0.39	$0.48
Pro forma..........................................................................	$0.38	$0.47

            The pro forma effect on net income per share is not representative of the pro forma effects in future periods.

            In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (Revised 2004) — “Share-Based Payments” (“SFAS 123R”) which will impact our method of accounting for our stock compensation.  See a detailed description of SFAS 123R below in “—Note 8.”

Note 5 – Note Payable to Continental

            At March 31, 2005, our note payable to Continental, including current maturities, had an outstanding balance of $98.8 million.  The note accrues interest based on the three-month LIBOR plus 1.25% per annum.  For the three months ended March 31, 2005 and 2004, our interest rates were 3.81% and 2.41%, respectively.

            The quarterly payment on the note for principal and interest is $27.9 million, payable through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full.  We currently expect to pay off this obligation by March 2006.  In September 2004, we made a voluntary principal prepayment of $27.0 million, which reduced our required quarterly principal and interest payments for March 31, 2005.  Accordingly, an interest-only payment of $0.9 million was made on March 31, 2005.  The note is an unsecured general obligation and is subordinated in right of payment to all of our future senior indebtedness.

Note 6 – Income Taxes

            At December 31, 2004, we had federal net operating loss carryforwards of approximately $17.4 million, which expire in 2019.

            In conjunction with our initial public offering (“IPO”) in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the IPO, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  Net payments of approximately $5.1 million were made to us by Continental under the agreement during the three months ended March 31, 2005.  During the three months ended March 31, 2004, we made approximately $13.1 million of net payments to Continental under the tax agreement.

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

            No valuation allowance was established on our net operating loss carryforwards or on our receivable from Continental for reimbursing carryforward losses utilized resulting from the basis increase because we believe our stand-alone taxable income will be sufficient to utilize substantially all of these assets within the next several years.

            We believe that our IPO created a change in ownership limitation on the utilization of our federal tax attribute carryforwards, primarily net operating losses.  Section 382 of the Internal Revenue Code limits our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  This limitation did not have any impact on our financial condition during the three months ended March 31, 2005 or 2004.

            Our tax agreement increases our dependence on Continental’s financial condition.  If it is determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes, interest and penalties, then we could be adversely affected if Continental were unable to pay us under its indemnification for these accounts.

Note 7 – Commitments and Contingencies

Purchase Commitments and Contingencies

            As shown in the following table, our fleet consisted of 250 regional jets at March 31, 2005.  Our aircraft purchase commitments (firm orders) and aircraft options as of March 31, 2005 are also shown below.

Type	Total Leased Aircraft	Firm Orders	Options	Seats in Standard Configuration

ERJ-145XR..................	80	24	100	50
ERJ-145......................	140	—	—	50
ERJ-135......................	30	—	—	37

Total.........................	250	24	100

            During the three months ended March 31, 2005, we took delivery of five ERJ-145XR aircraft and expect to take delivery of the remaining 24 firm orders for ERJ-145 XR aircraft through the second quarter of 2006.  As of March 31, 2005, the estimated aggregate cost of our firm commitments for Empresa Brasileira de Aeronautica S.A. (“Embraer”) aircraft was approximately $0.5 billion.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  We also have options to purchase an additional 100 Embraer regional jets.

            In addition, as of March 31, 2005, we expect to purchase up to three spare engines for approximately $9.0 million to support our existing aircraft and the remaining 24 aircraft on firm order.  We anticipate the delivery of these spare engines by December 2005.  We currently have no financing in place for these spare engines and have no obligation to acquire two of these engines if the firm order aircraft are not delivered to us for any reason.

Collective Bargaining Agreements

            Approximately 70% of our employees are covered by collective bargaining agreements, including our pilots, mechanics, dispatchers and flight attendants.  The contracts with our pilots, mechanics and dispatchers will be amendable in December 2008, August 2009 and July 2009, respectively.  The contract with our flight attendants, who are represented by the International Association of Machinists and Aerospace Workers (“IAM”) and comprise approximately 17% of our employees, became amendable in December 2004.  We are not currently engaged in negotiations with our flight attendants, but expect to resume negotiations when the IAM completes its current concession negotiations with Continental.  At this time we cannot predict the outcome of these negotiations.

General Guarantees and Indemnifications

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

Note 8 – Recently Issued Accounting Standards

            In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123.  SFAS 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95 — “Statement of Cash Flows.”  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

            In April 2005, the SEC delayed the adoption requirement of SFAS 123R to the first fiscal year beginning after June 15, 2005 for public companies.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  SFAS 123R permits public companies to adopt its requirements using one of two methods:

•

a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or

•

a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS 123R using the modified prospective method on January 1, 2006.

            As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options and purchase plans.  Accordingly, the adoption of SFAS 123R’s fair value method will significantly impact our results of operations, although it will not impact our overall financial position.  The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in “— Note 4” above.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  We cannot estimate the impact of this change in the future (because it depends on, among other things, when employees exercise stock options).  We did not recognize any excess tax deductions in our operating cash flows for the three months ended March 31, 2005 and 2004 as no options were exercised in these periods.

Note 9 – Subsequent Events

            On April 1, 2005, ExpressJet Airlines, Inc. called for the redemption of the sole authorized and outstanding share of its non-voting Series A Cumulative Mandatorily Redeemable Preferred Stock, par value $.01 per share (“Series A Preferred Stock”), which is classified in current maturities of long-term debt.  The redemption price for the share, including accrued but unpaid dividends, was approximately $5.0 million.  The share was redeemed on April 16, 2005 and dividends related to the Series A Preferred Stock have ceased.  In addition, we received $5.0 million, including accrued but unpaid interest income, from the holder of the Series A Preferred Stock to retire the $5.0 million promissory note held by us.

            On April 7, 2005, Continental contributed 6.1 million shares of our common stock to its defined benefit pension plan.  As a result, Continental’s ownership of our common shares fell below 10%.  We redeemed the Special Voting Preferred Stock held by Continental, which terminated its right to elect a director to our board of directors; however, Continental still has the right to designate a director (who cannot be a director, officer or active employee of Continental) to our board pursuant to our capacity purchase agreement and has done so.  Please see Item 5. “Other Information”, below.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The various sections of management’s discussion and analysis contain a number of forward-looking statements, all of which are based on current expectations and could involve a number of risks and uncertainties.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to: our dependence on our capacity purchase agreement with Continental; our dependence on Continental’s financial and operational stability; our aircraft and facility leases with Continental; our ability to implement our growth strategy; certain tax matters; deliveries of additional aircraft; flight disruptions as a result of operational matters; regulatory developments and costs, including the costs and other effects of enhanced security measures and other possible regulatory requirements; and competition and industry conditions.  For further discussion of these risks, please see the “Risk Factors” section in our 2004 10-K.  The statements in this report are made as of April 25, 2005, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All our SEC filings are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

Recent Events

            Fleet.  During the three months ended March 31, 2005, we took delivery of five new ERJ-145XR aircraft.  These 50-seat regional jets are capable of flights of approximately 1,500 miles.  With these deliveries, our current fleet consists of 80 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  Our regional jets’ operational capabilities allow us to add service to new markets, expand service in existing markets and ultimately have allowed Continental to broaden service from its major hub cities, as well as select communities, thus contributing to Continental’s growth options.  Our block hours increased 13.1% during the three months ended March 31, 2005, as compared to the same period in 2004.  We expect to receive 21 new ERJ-145XR aircraft in 2005 and eight new ERJ-145XR aircraft in 2006.

            Labor.  Approximately 70% of our employees, representing four distinct groups, are covered by collective bargaining agreements.  The only labor negotiation we have not completed is with our flight attendants, which represent approximately 17% of our employees. The flight attendant contract became amendable in December 2004.  We are not currently engaged in negotiations with our flight attendants, but expect to resume negotiations when their union completes its current concession negotiations with Continental.  As contracts become amendable, it is our policy to accrue for any expected increase in cost related to the new contracts.  The actual outcome could differ from our estimates.

            Our Liquidity.  As of March 31, 2005, we had $235.0 million in cash and short-term investments, excluding $6.3 million in restricted cash, which is used as collateral for our workers’ compensation coverage.  Our cash flows from operations were sufficient to cover our capital resource and liquidity requirements.  We made no principal payments on our note payable to Continental during the three months ended March 31, 2005 as a result of the discretionary prepayments made in September 2004.  In April 2005, we redeemed our Series A Preferred Stock, and all dividends related to this series of stock have ceased.

            Relationship with Continental.  In January 2005, Continental contributed 6.0 million shares of our common stock to its defined benefit pension plan, which reduced Continental’s ownership of our common stock to 19.7%.  In April 2005, Continental contributed an additional 6.1 million shares of our common stock to this plan, further reducing its ownership to 8.5%.  Accordingly, we have redeemed the Special Voting Preferred Stock held by Continental, which terminated its right to elect a director to our board of directors; however, Continental still has the right to designate a director (who can not be a director, officer or active employee of Continental) to our board pursuant to our capacity purchase agreement and has done so.  As a result, Continental remains in a position to influence many of our corporate decisions.

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

            New Venture.  In March 2005, we made a minority investment in a European start-up company that seeks to provide regional jet service to European air carriers.  The company is currently attempting to market this concept, but is not yet a certificated airline and has no firm commitments from any air carriers.  We consolidated the results of operations and the financial condition of this entity in accordance with FIN 46R as of March 31, 2005.  The results of operations of this entity were immaterial for the three months ended March 31, 2005.

Outlook

            Operational Guidance for 2005.  The following table summarizes our current guidance for block hours, available seat miles and departures:

	Second Quarter 2005	Fiscal Year 2005

Block Hours(1) (3)..................................	12% – 14%	13% – 15%
Available Seat Miles(2) (3)......................	15% – 17%	14% – 16%

(1)	Block hours are the hours from gate departure to gate arrival.
(2)	Available seat miles are the number of passenger seats multiplied by the number of scheduled miles those seats are flown.
(3)	Growth based on expected year-over-year increases and similar utilization to 2004.

We expect our departures for the second quarter of 2005 to be approximately 114,200.  However, since Continental controls and is responsible for our scheduling, our actual performance detailed above can be materially different from our estimates.

            Our Dependence on Continental.  Despite our efforts to contain costs and improve reliability, we are directly affected by the financial and operational stability of Continental because we depend on Continental’s ability to make payments to us under our capacity purchase and other agreements.  The current financial environment for U.S. domestic network carriers continues to be the worst in the industry’s history and could deteriorate further.  Continental has had substantial losses since September 11, 2001 and has indicated that losses of this magnitude are not sustainable.  In addition, Continental has announced that its current cost structure is not competitive due to the weak domestic yield environment, caused in large part by the fierce competition from low-cost carriers and record-breaking fuel prices.

            In November 2004, Continental announced that it needed a $500 million reduction in pay and benefit costs and work rule changes.  On March 30, 2005, Continental’s pilots, mechanics, dispatchers and simulator engineers ratified new collective bargaining agreements.  Changes to wages, work rules and benefits were also finalized with U.S.-based management and clerical, reservations, food services, airport, cargo, and customer service and certain international employees.  Continental has announced that it expects to achieve approximately $418 million of savings on an annual basis from these pay and benefit cuts and work rule changes when they are fully implemented.  Continental reported that it will continue to work with its flight attendants, the only domestic group that did not ratify their agreement, along with its Continental Micronesia employees and the remaining international work groups, to reach agreements on pay and benefit reductions.

            Despite the ratification of the collective bargaining agreements described above, Continental has indicated that it continues to expect to incur a substantial loss in 2005.  Absent additional adverse factors due to external influences such as additional terrorist attacks, hostilities involving the United States or high fuel prices, Continental indicated that it believes its current liquidity to be sufficient to fund its current operations and other financial obligations through 2005.  However, a combination of some or all of several events, most of which are outside of Continental’s direct control, may result in its inability to maintain adequate liquidity through December 31, 2005.  These events include further significant declines in yields and fuel prices at current levels or higher for an extended period of time.

            Even if none of the foregoing factors occurs, Continental has indicated that it may have to further downsize its operations and reduce expenses.  Under the capacity purchase agreement, Continental has the ability to reduce its level of commitment and utilization of our aircraft.  Currently, Continental can provide, at any time, 12-months notice of its intention to reduce the number of aircraft covered by the agreement.  Under this provision, Continental is entitled to decline capacity with respect to any undelivered regional jets subject to our firm orders as of the effective date, and up to 25%, over any rolling three-year period of our delivered aircraft under an agreed upon methodology.  As of April 25, 2005, we have not received any such notice.  If Continental reduces its commitment or utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  There can be no assurance that such circumstances will not occur in the future.

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

            Recently Issued Accounting Standards.  In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123.  Please see detailed description of this new accounting standard at “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 8”.

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2005 when compared to the corresponding period ended March 31, 2004.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

General

            Our operating margin for the three months ended March 31, 2005 was 10.3% as compared to 13.4% for the same period in 2004.  The table below reconciles and compares the impact that various components of the capacity purchase agreement had on operating margin for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,

	2005	2004

Operating margin per the capacity purchase agreement(1)....................	10.0%	11.5%
Adjustments:
Add: excluded labor(2)..................................................................	—	1.6%
Add: other costs excluded from the capacity purchase agreement...............................................................................	(0.2%)	(0.6%)
Add: incentives(3) and other revenues excluded from the capacity purchase agreement....................................................	0.5%	0.9%

Actual operating margin as reported(4)................................................	10.3%	13.4%

(1)

Under the capacity purchase agreement, the operating margin as defined for 2004 was to be between 8.5% and 11.5% each quarter, but excluded the effect of any unanticipated changes in most of the labor costs, performance incentive payments and miscellaneous revenues and costs related to services provided to other customers.  Following the 2005 rate resetting, this margin cap is now set at 10.0% effective January 1, 2005, including unanticipated changes in all of our labor costs, to the extent the results do not drive our margin below our margin floor (8.5%).  We will continue to receive incentive payments (see (3) below), which can bring our operating margin above 10.0%.

(2)	Excluded labor impact on operating margin is only related to the operating margin pursuant to the capacity purchase agreement for the 2004 calculation.
(3)

The performance incentive payments were made to us primarily due to our high controllable completion factor (which excludes weather and air traffic control cancellations) of 99.9% and 99.8% for the three months ended March 31, 2005 and 2004, respectively, as compared to our historical benchmark controllable completion factor of 99.2% and 98.6% for the corresponding periods.  As part of the 2005 rate resetting, we are only required to pay Continental a penalty for controllable completion factors below 99.5% instead of using our rapidly rising historical benchmark, which is expected to exceed 99.5% by 2006.

(4)	We expect our operating margin for 2005 and beyond to be approximately 10.0%.

            In addition, as part of the 2005 annual rate resetting process and as a result of Continental’s cost-saving initiatives, the costs for Continental to provide certain services to us, currently classified as outside services, such as technology infrastructure and other services, and ground handling were reduced by approximately $9.0 million for the three months ended March 31, 2005.  As these are fully reconciled costs, our operating income for the three months ended March 31, 2005 was reduced by approximately $1.0 million as a result of these cost reductions.

Operating Expenses

            The increase in aircraft fuel expense and related taxes during the three months ended March 31, 2005 when compared to the same period in 2004 was due to a 12.5% increase in fuel consumption.  Consumption rose primarily due to a 13.1% increase in block hours, which was partially offset by our jets’ more efficient fuel burn.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price and fuel tax equal to the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.  Our caps on fuel and fuel tax are 66.0 cents and 5.2 cents per gallon, respectively, for both 2005 and 2004.  Until the termination of the capacity purchase agreement and the fuel purchase agreement, our future fuel expense related to all aircraft covered under the capacity purchase agreement will be the lower of the actual cost of fuel and fuel tax or 71.2 cents per gallon.

            Approximately $6.2 million of the increase in maintenance, materials and repairs for the three months ended March 31, 2005, when compared to the same period in 2004, was due to a 13.2% increase in flight hours and a 12.1% increase in rate-per-flight-hour related to our power-by-the-hour contracts.  The rate-per-flight-hour increase is mainly attributed to the line replaceable units and minor foreign object damage amendment with Rolls-Royce that became effective in May 2004.  For the three months ended March 31, 2005, approximately 7 percentage points more of our maintenance, materials and repairs cost consisted of power-by-the-hour expense versus the same period in 2004.  Despite the increase in the cost of our power-by-the-hour contracts, as well as general maintenance expense and overhead to support the continuing growth and aging of our fleet, our maintenance, material and repair cost per flight hour remained substantially constant for the three months ended March 31, 2005 versus the same period in 2004.  We expect our future maintenance, materials and repair expenses, adjusted for volume and further fleet aging, to mirror our current cost structure.

            The increase in other rentals and landing fees during the three months ended March 31, 2005, when compared to the same period in 2004, was primarily due to a $2.4 million increase in landing fees as a result of a 9.1% increase in landing weights and a 9.3% increase in rates per landing weight mostly as a result of higher rates at Continental’s hubs.  In addition, our facility rent increased by approximately $1.3 million as a result of a 12.1% increase in the total number of stations we fly to and a 2.8% rate increase at various stations for the three months ended March 31, 2005 as compared to the same period in 2004.

            The decrease in other operating expenses was primarily due to the following:

•

approximately a $3.3 million decrease in our facility-related costs such as facility cleaning, maintenance, utilities and passenger security costs that are provided by Continental as a result of Continental’s cost-saving initiatives and our 2005 rate resetting;

•	a $2.0 million charge for the settlement of a claim by Continental for indemnification under the capacity purchase agreement in 2004; partially offset by
•	a $1.0 million increase in property taxes primarily as a result of growth in our fleet;
•	a $0.6 million increase in crew related charges such as per diem and hotel cost; and
•	a $0.5 million increase in flight navigational fees as a result of additional international flight activities.

Certain Statistical Information

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2005	2004

Revenue passenger miles (millions)(1).....................................	1,953	1,542	26.7%
Available seat miles (millions)(2).............................................	2,740	2,400	14.2%
Passenger load factor(3)........................................................	71.3%	64.3%	7.0	pts
Block hours(4).......................................................................	191,276	169,101	13.1%
Departures ..........................................................................	103,638	95,301	8.7%
Operating cost per available seat mile (cents)(5).......................	12.28	13.14	(6.5%)
Operating cost per block hour (dollars)(6).................................	1,760	1,865	(5.6%)
Average fuel cost, including fuel taxes, per available seat mile (cents)(7) ...............................................	1.77	1.80	(1.7%)
Average price per gallon of fuel including fuel........................... taxes (cents)(7)..................................................................	71.20	71.20	-
Fuel gallons consumed (millions)...........................................	68.2	60.6	12.5%
Average length of aircraft flight (miles)....................................	542	516	5.0%
Actual aircraft in fleet at end of period.....................................	250	229	9.2%
Average daily utilization of each aircraft(8)................................	8 hrs 36 min	8 hrs 14 min	4.5%
Controllable completion factor(9).............................................	99.9%	99.8%	0.1	pts
Completion factor.................................................................	98.1%	98.6%	(0.5	pts)

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles represent the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Operating cost per available seat mile is operating costs related to our flight operations divided by available seat miles.
(6)	Operating cost per block hour is operating costs related to our flight operations divided by block hours.
(7)

Fuel cost used in the calculations includes cost of fuel and related fuel tax.  We incur fuel expense and fuel tax equal to the lower of the actual cost or an agreed-upon cap of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.

(8)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated (from gate departure to gate arrival).
(9)	Controllable completion factor is the actual number of completed flights, plus flights cancelled due to weather and air traffic control, divided by the number of scheduled flights.

Future Costs

            We remain committed to providing competitively priced service by controlling our costs; however, we believe that our costs may still increase in the future due to:

•	changes in wages, salaries and related fringe benefit costs;
•	changes in the costs of materials and outside services;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•	fleet age;
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

LIQUIDITY AND CAPITAL COMMITMENTS

Operating Activities

            Our primary source of liquidity is the cash flow provided by our operations.  For the three months ended March 31, 2005 and 2004, our operations provided $29.2 million and $31.9 million, respectively, in cash flow.  Although our operations, as measured by ASMs, grew over 14.2%, our costs have not increased ratably due to our efforts to exploit the efficiency of our all-jet fleet with almost 100% commonality from the engines to the flight deck.  We continuously endeavor to provide cost-effective services to Continental.  However, we cannot ensure that our future costs will not increase significantly due to factors beyond our control.

Investing Activities

            During the three months ended March 31, 2005, we spent $2.9 million on flight and ground equipment.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to software application and automation projects, facility improvements, maintenance and ground equipment) to be approximately $18 million, in order to support our planned fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

Financing Activities

            During the three months ended March 31, 2005, we met all our debt requirements.  In September 2004, we made a voluntary principal prepayment of $27.0 million on our note payable to Continental, which reduced our required quarterly principal and interest payments for March 31, 2005.  Accordingly, on March 31, 2005, we made a $0.9 million interest-only payment on this note.  We currently expect to pay off this obligation by March 2006.  In January 2005, we issued 32,083 shares of our common stock pursuant to the ESPP.  The total proceeds received were $0.3 million.

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

Purchase Commitments and Contingencies

            As of March 31, 2005, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $0.5 billion, which relates to delivery of an additional 24 aircraft through 2006.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  In addition, as of March 31, 2005, we expect to purchase up to three spare engines for approximately $9.0 million to support our existing aircraft and the remaining aircraft on firm order.  We anticipate the delivery of these spare engines by December 2005.  We currently have no financing in place for these spare engines and have no obligation to acquire two of these engines if for any reason the firm order aircraft are not delivered to us.  We also have options to purchase an additional 100 Embraer regional jets.  During the first quarter of 2004, we extended the exercise period of these options from 2005-2008 to 2006-2009 at no cost.  Continental has the ability to include any or all of these option aircraft in the capacity purchase agreement.  Continental has declined to exercise the option to include the first 25 aircraft under the capacity purchase agreement.  We have the option to take delivery of these aircraft for use outside of the capacity purchase agreement, but have not made a decision as to whether we will do so.

Aircraft Leases

            We have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2021.  As of March 31, 2005, our expected total minimum annual rental payments for the full year 2005 under current and future non-cancelable aircraft operating leases are approximately $309.1 million, net of deferred credits amortized.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.  See the Notes to Consolidated Financial Statements included in our 2004 10-K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Effective January 1, 2001, we entered into our capacity purchase agreement with Continental, which expires December 31, 2010 (subject to extensions by Continental through 2030 and its right to terminate the agreement without cause after January 1, 2007 upon 12-months notice or at any time for cause), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.  For the three months ended March 31, 2005 and 2004, our cost of fuel was 71.2 cents per gallon, including fuel tax.  If the fuel agreement with Continental were not in place, our fuel cost, including related taxes, would have been $1.53 and $1.10 per gallon for the three months ended March 31, 2005 and 2004.

Interest Rates

            As of March 31, 2005, we had firm commitments to acquire 24 Embraer regional jets, which we expect to lease from Continental.  Changes in interest rates could impact our actual cost for the related leasing transactions in the future.  However, the capacity purchase agreement provides that our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential interest rate exposure with respect to our loan agreement with Export Development Canada, which bears interest at the six-month LIBOR plus 1.75% per annum, and our note payable to Continental, which bears interest at the three-month LIBOR plus 1.25% per annum.  The interest rates applicable to these variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.3 million and $0.5 million in interest expense for the three months ended March 31, 2005 and 2004, respectively.  However, we believe that interest rate increases on our variable rate, long-term debt would be offset by increases in interest income.   We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

            As of March 31, 2005, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $124.4 million based upon quoted market prices.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates.  Based on this hypothetical assumption, the fair value of our fixed-rate debt would have been approximately $127.5 million as of March 31, 2005.

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

               None.

Item 3.    Defaults Upon Senior Securities.

               None.

Item 4.    Submission of Matters to a Vote of Security Holders.

               None.

Item 5.    Other Information.

               On April 21, 2005, we restated our certificate of incorporation (“charter”) to reflect the deletion of provisions relating to the Special Voting Preferred Stock, which we redeemed for $1.00 (the price specified in the charter) on April 20.  Those provisions fixed the number of directors on our board at nine and provided certain rights to Continental for so long as it held more than 10% of the outstanding shares of our common stock.  One of those rights has permitted Continental to appoint a number of members to our board of directors since the time of our initial public offering.  Although that right has now terminated, Continental has the right under its capacity purchase agreement with us to cause us to nominate its designee for election to our board.

               Continental has named its remaining appointee to our board, C.D. McLean, as its designee under the capacity purchase agreement.  Mr. McLean, a former Continental executive, has served on our board since 1995.  Pursuant to the rules of the New York Stock Exchange requiring that the three classes of directors comprising our board remain equal in number, Mr. McLean has been elected by the board to fill the vacancy in Class III created when Continental’s ownership of our common stock dropped below 10%.  Class III directors are scheduled to be elected by the holders of our common stock at our 2007 annual meeting of stockholders.

               Because the provisions relating to Special Voting Preferred Stock became inoperative upon the redemption and retirement of that stock, Delaware law permitted those provisions to be removed from the charter without a vote of stockholders.  The other provisions of the charter remain in effect.  A copy of our restated charter is being filed with this report as Exhibit 3.1 and will also be available on our website at www.expressjet.com.

Item 6.    Exhibits

3.1	Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.1	Schedule of compensation payable to non-employee directors.(1)
10.2

Fourth Amendment to the Capacity Purchase Agreement dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, (the “2004 10-K”)).

10.3	Amended and Restated Administrative Support and Information Services Provisioning Agreement dated March 11, 2005 (incorporated by reference to Exhibit 10.3 to the 2004 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(2)
32.2	Section 1350 Certification by Chief Financial Officer.(2)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: April 25, 2005	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 25, 2005	/s/Phung Ngo-Burns
Phung Ngo-Burns Staff Vice President Finance and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

3.1	Restated Certificate of Incorporation. (1)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.1	Schedule of compensation payable to non-employee directors.(1)
10.2

Fourth Amendment to the Capacity Purchase Agreement dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, (the “2004 10-K”)).

10.3	Amended and Restated Administrative Support and Information Services Provisioning Agreement dated March 11, 2005 (incorporated by reference to Exhibit 10.3 to the 2004 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(2)
32.2	Section 1350 Certification by Chief Financial Officer.(2)

(1) Filed herewith.
(2) Furnished herewith.