Form 10-Q
period 2005-06-30
EXPRESSJET HOLDINGS INC
filed 2005-07-26
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

As of July 22, 2005, 54,651,942 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,

	2005	2004

Operating Revenue.......................................................	$388,663	$370,849

Operating Expenses:
Wages, salaries and related costs...........................	85,944	77,285
Aircraft rentals........................................................	76,211	69,590
Aircraft fuel and related taxes...................................	53,132	46,893
Maintenance, materials and repairs..........................	45,711	36,763
Ground handling.....................................................	23,386	26,625
Other rentals and landing fees..................................	27,374	22,159
Outside services.....................................................	6,203	6,638
Depreciation and amortization..................................	6,037	5,834
Other operating expenses........................................	24,679	28,911

	348,677	320,698

Operating Income........................................................	39,986	50,151

Nonoperating Income (Expense):
Interest expense.....................................................	(2,850)	(3,004)
Interest income.......................................................	1,989	723
Capitalized interest.................................................	146	114
Other, net..............................................................	132	10

	(583)	(2,157)

Income before Income Taxes........................................	39,403	47,994
Income Tax Expense...................................................	15,055	18,334

Net Income.................................................................	$24,348	$29,660

Basic Earnings per Common Share...............................	$0.45	$0.55

Diluted Earnings per Common Share.............................	$0.41	$0.49

Shares Used in Computing Basic Earnings per Common Share......................................................	54,304	54,202
Shares Used in Computing Diluted Earnings per Common Share......................................................	61,886	61,754

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,

	2005	2004

Operating Revenue.......................................................	$764,064	$734,883

Operating Expenses:
Wages, salaries and related costs...........................	170,416	156,474
Aircraft rentals........................................................	150,536	137,201
Aircraft fuel and related taxes...................................	101,681	90, 045
Maintenance, materials and repairs..........................	89,036	74,815
Ground handling.....................................................	47,136	51,140
Other rentals and landing fees..................................	51,843	42,650
Outside services.....................................................	14,577	16,677
Depreciation and amortization..................................	11,974	11,596
Other operating expenses........................................	48,094	55,511

	685,293	636,109

Operating Income........................................................	78,771	98,774

Nonoperating Income (Expense):
Interest expense.....................................................	(5,709)	(6,040)
Interest income.......................................................	3,471	1,366
Capitalized interest.................................................	322	233
Other, net..............................................................	171	133

	(1,745)	(4,308)

Income before Income Taxes........................................	77,026	94,466
Income Tax Expense...................................................	29,399	36,086

Net Income.................................................................	$47,627	$58,380

Basic Earnings per Common Share...............................	$0.88	$1.08

Diluted Earnings per Common Share.............................	$0.80	$0.97

Shares Used in Computing Basic Earnings per Common Share......................................................	54,294	54,199
Shares Used in Computing Diluted Earnings per Common Share......................................................	61,879	61,769

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30,	December 31,
	2005	2004

	(Unaudited)
Current Assets:
Cash and cash equivalents................................	$217,298	$190,189
Restricted cash................................................	6,343	6,312
Short-term investments.....................................	605	18,650
Accounts receivable, net...................................	6,322	5,360
Spare parts and supplies, net............................	25,934	27,061
Prepayments and other.....................................	4,153	5,622

Total Current Assets......................................	260,655	253,194

Property and Equipment:
Owned property and equipment:
Flight equipment............................................	225,079	218,916
Other............................................................	118,159	116,523

	343,238	335,439
Less: Accumulated depreciation....................	(88,138)	(78,792)

	255,100	256,647

Capital Leases:
Flight equipment............................................	—	4,258
Other............................................................	4,313	4,315

	4,313	8,573
Less: Accumulated amortization....................	(2,616)	(3,395)

	1,697	5,178

Total Property and Equipment.........................	256,797	261,825

Investments in Other Entities..................................	16,000	—
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net....................	12,789	12,789
Airport Operating Rights, net...................................	4,067	4,192
Note Receivable.....................................................	—	5,000
Debt Issuance Cost, net.........................................	3,796	3,894
Other Assets, net..................................................	3,585	1,892

Total Assets..................................................	$557,689	$542,786

(continued on next page)

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	June 30,	December 31,
STOCKHOLDERS' EQUITY	2005	2004

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt .........................	$865	$865
Current maturities of note payable to Continental Airlines, Inc. ......................................	71,951	81,415
Current maturities of capital lease obligations............	745	843
Accounts payable...................................................	1,061	635
Accrued payroll and related costs.............................	33,156	27,725
Amounts due to Continental Airlines, Inc., net............	2,255	11,239
Deferred income taxes.............................................	8,794	13,473
Accrued other liabilities............................................	70,818	70,185

Total Current Liabilities.........................................	189,645	206,380

Long-term Debt............................................................	14,867	20,299

Note Payable to Continental Airlines, Inc........................	—	17,389

4.25% Senior Convertible Notes due 2023......................	137,200	137,200

Capital Lease Obligations.............................................	1,426	1,805

Deferred Income Taxes.................................................	38,967	33,148

Other Long-term Liabilities............................................	12,813	12,521

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares and one share issued and outstanding, respectively................................	—	—
Common stock - $.01 par, 200,000,000 shares authorized, and 54,616,178 and 54,375,345 shares issued, respectively..............................................	546	544
Common stock held in treasury, at cost — 1,500 and 1,750 shares, respectively..............................	(13)	(22)
Additional paid-in capital..........................................	164,781	162,418
Accumulated deficit.................................................	(277)	(47,900)
Unearned compensation on restricted stock..............	(2,266)	(996)

Total Stockholders’ Equity....................................	162,771	114,044

Total Liabilities and Stockholders’ Equity................	$557,689	$542,786

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2005	2004

Net Cash Flows from Operating Activities......................................	$63,868	$72,812

Cash Flows from Investing Activities:
Capital expenditures...............................................................	(6,488)	(11,737)
Proceeds from disposition of equipment....................................	112	245
Proceeds from the sale of short-term investments......................	18,045	—
Investments in other entities....................................................	(16,000)	—

Net cash used in investing activities......................................	(4,331)	(11,492)

Cash Flows from Financing Activities:
Payment on note payable to Continental Airlines, Inc.................	(26,853)	(13,551)
Payments on long-term debt and capital lease obligations..........	(5,908)	(1,455)
Proceeds from issuance of common stock related to 2003 Employee Stock Purchase Plan...........................................	333	468

Net cash used in financing activities......................................	(32,428)	(14,538)

Net Increase in Cash and Cash Equivalents...................................	27,109	46,782

Cash and Cash Equivalents – Beginning of Period..........................	190,189	189,892

Cash and Cash Equivalents – End of Period...................................	$217,298	$236,674

Supplemental Cash Flow Information:
Interest paid...........................................................................	$5,557	$6,036
Income taxes paid (including payments under our tax agreement with Continental Airlines, Inc.)........................	$25,756	$48,581

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation sector.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (“Airlines”), which operates as “Continental Express”.  Unless the context indicates otherwise, the terms "we," "us" and "our" in this report refer collectively to Holdings and its subsidiaries.  Airlines is a regional U.S. air carrier engaged primarily in the business of transporting passengers, cargo and mail, and all of its flying is currently performed on behalf of Continental Airlines, Inc. (“Continental”) pursuant to a capacity purchase agreement.  Substantially all of our revenue to date has been received under that agreement.  Airlines is the exclusive regional jet provider for Continental out of New York/Newark, Houston and Cleveland and provides additional non-hub service as well.  The capacity purchase agreement covers all of Airlines’ existing fleet and all of its regional jets currently subject to firm aircraft orders.  We are economically dependent upon Continental for our operations and cash flows.

            Airlines owns all of the equity interests of ExpressJet Services, LLC, which provides third-party maintenance services.  We also have invested directly or indirectly, and intend to invest, in other entities that permit us to maximize the management experience, efficiencies and economies of scale present in our subsidiaries.

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

Note 1 – Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of ExpressJet Holdings, Inc. and its subsidiaries.  In addition, in accordance with Financial Accounting Standards Board Interpretation 46(R) – "Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51" ("FIN 46R"), we have consolidated the results of operations and financial condition of a European start-up company in which we purchased a minority interest in March 2005.  The results of operations of this company were immaterial for the three and six months ended June 30, 2005.  For accounting treatment of unconsolidated companies that are not variable interest entities, see Note 3.  All intercompany transactions have been eliminated in consolidation.

            As of June 30, 2005, only Airlines met the quantitative threshold of a reportable segment as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  As our consolidated results of operations and financial condition are substantially all related to Airlines, no separate segment disclosures are required.

Note 2 – Capacity Purchase Agreement

            As part of Airlines’ 2005 rate negotiation, it agreed to cap the prevailing margin at 10.0%.  Airlines also now includes previously unreconciled costs within the margin band, although it will not be reimbursed if these costs are higher and cause its prevailing margin to fall below the 8.5% margin floor.  In addition, Airlines is still entitled to receive incentive payments from Continental if its rate of controllable cancellations is lower than its historical benchmark; however, Airlines will not be required to pay Continental a penalty for controllable completion factors below the historical benchmark unless the controllable completion factor falls below 99.5%.  Airlines will also continue to receive a small per-passenger fee and incentive payments for certain on-time departures and baggage handling performance.

            The table below describes how variations between Airlines’ actual costs and the estimated costs reflected in the block hour rates are treated under the capacity purchase agreement effective January 1, 2005:

Fully reconciled costs: reconciliation payment, including 10% margin, to the full extent actual costs differ from estimated costs.

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
 • Depreciation and amortization(2)
 • Glycol, de-icing, snow removal
 • Mexican and Canadian navigational fees

Costs within the margin band: if actual expenses in this category are sufficiently different from estimates used in the block hour rates so that the prevailing margin (calculated to exclude the impact of certain costs, as described below, if the prevailing margin is less than 8.5%, to the extent they differ from estimated costs, and other items(3)) is less than 8.5% or greater than 10.0%, then a reconciliation payment will be made by Continental or Airlines to the other so that this prevailing margin will be 8.5% or 10.0%, as applicable.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses

(1)

Fuel and fuel tax expense are reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on Airlines’ fuel purchase agreement with Continental.  If the fuel purchase agreement with Continental were not in place, the fuel cost, including related taxes, would have been $1.66 and $1.57 per gallon, respectively, for the three and six months ended June 30, 2005.

(2)	Depreciation is reconciled for assets and capital projects accounted for in the capacity purchase agreement or those approved by Continental outside of the capacity purchase agreement.
(3)

The prevailing margin used to calculate the reconciliation payment does not take into account performance incentive payments, including payments from controllable cancellation performance, litigation costs above a historical benchmark and other costs that are not included in the block hour rates (or covered by adjustments to them) or are not reasonable and customary in the industry.

            Certain costs that were unreconciled under the capacity purchase agreement prior to 2005 will now result in Airlines making a reconciliation payment to Continental if the differences cause the prevailing margin to be greater than 10.0%.  However, if the differences cause the prevailing margin to be less than 8.5%, they will remain unreconciled.  These costs are:

•	wages and salaries;
•	benefits not included in the table above; and
•	corporate headquarters rent costs.

            As a result of the rate resetting process for 2005, we expect our future operating margin, excluding incentives, to be closer to the target operating margin of 10.0%.  For instance, our operating margin for the three months ended June 30, 2005 was 10.3%, compared to 13.5% for the same period in 2004.

            For a detailed description of the capacity purchase agreement, please see Item 1. “Business — Capacity Purchase and Other Agreements with Continental Airlines” in our 2004 10-K.

Note 3 – Investments in Other Entities

            Investments in unconsolidated companies that are not variable interest entities are accounted for by the equity method of accounting when we have significant influence over the operation of the companies as prescribed by Accounting Principle Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

            On June 17, 2005, we purchased a non-controlling interest in Wing Holdings, LLC (“Wing Holdings”) for $16.0 million in cash.  The investment was accounted for under the equity method of accounting.  A significant portion of the carrying amount of our investment represents an intangible asset with an indefinite life and thus is not amortized.

Note 4 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Numerator for basic earnings per share – net income..................................................	$24,348	$29,660	$47,627	$58,380
Income impact of assumed conversion of convertible debt......................................	914	885	1,828	1,771

Numerator for diluted earnings per share – adjusted.................................................	$25,262	$30,545	$49,455	$60,151

Denominator for basic earnings per share – weighted average shares.........................	54,304	54,202	54,294	54,199
Employee stock options...............................	6	12	7	22
Restricted stock..........................................	38	2	40	10
Assumed conversion of convertible debt.........	7,538	7,538	7,538	7,538

Denominator for diluted earnings per share – adjusted and assumed conversions..........	61, 886	61,754	61,879	61,769

            We excluded 300,000 and 132,500 shares of restricted stock from the weighted average shares used in computing basic earnings per share for 2005 and 2004, respectively, as these shares were not vested as of the end of the period.

            We adopted the Emerging Issues Task Force Issue No. 04-08 — “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” on December 15, 2004.  As a result, we included the potential common stock equivalents related to our senior convertible notes in our computation of diluted earnings per share and restated the prior period presentations.

            Weighted average common shares outstanding for diluted earnings per share calculation include the incremental effect of shares that would be issued upon the assumed exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our diluted earnings per share calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 1.6 million shares of our common stock for the three and six months ended June 30, 2005, and 1.1 million and 1.0 million shares for the three and six months ended June 30, 2004, respectively.  These options' exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.3 million shares of restricted stock for the three and six months ended June 30, 2005.

Note 5 – Stock Plans and Awards

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

            In January and July 2005, we issued 32,083 and 37,264 shares of our common stock to our employees pursuant to the ESPP at $10.37 and $7.23 per share, respectively.  In January and July 2004, 36,684 and 36,286 shares of our common stock were issued to our employees at $12.75 and $10.32 per share, respectively.

           The following table illustrates the effect on net income and earnings per share assuming the compensation costs for our stock options, restricted stock and ESPP were determined using the fair value method, prorated over the vesting periods in accordance with FIN 28, at the grant dates as required under Statement of Financial Accounting Standard No. 123 – “Accounting for Stock-Based Compensation” for the three and six months ended June 30, 2005 and 2004 (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income as reported......................................................	$24,348	$29,660	$47,627	$58,380
Add: Total stock-based compensation expense included in reported net income, net of related tax effects..............	358	71	480	71
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect.............................	(974)	(652)	(1,487)	(1,264)

Pro forma..........................................................................	$23,732	$29,079	$46,620	$57,187

Basic earnings per share
As reported..................................................................	$0.45	$0.55	$0.88	$1.08
Pro forma.....................................................................	$0.44	$0.54	$0.86	$1.06

Diluted earnings per share
As reported..................................................................	$0.41	$0.49	$0.80	$0.97
Pro forma.....................................................................	$0.40	$0.49	$0.78	$0.95

            The pro forma effect on net income per share is not representative of the pro forma effects in future periods.

            In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (Revised 2004) — “Share-Based Payments” (“SFAS 123R”) which will impact our method of accounting for our stock compensation.  See a detailed description of SFAS 123R below in Note 12.

Note 6 – Note Payable to Continental

            At June 30, 2005, our note payable to Continental, including current maturities, had an outstanding balance of $72.0 million.  The note accrues interest based on the three-month LIBOR plus 1.25% per annum.  For the three months ended June 30, 2005 and 2004, our interest rates were 4.35% and 2.36%, respectively.

            The quarterly payment on the note for principal and interest is $27.9 million, payable through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full.  We currently expect to pay off this obligation by March 2006.  In September 2004, we made a voluntary principal prepayment of $27.0 million, which reduced our required quarterly principal and interest payments for March 31, 2005.  Accordingly, an interest-only payment of $0.9 million was made on March 31, 2005.  On June 30, 2005, we made our quarterly principal and interest payment of $27.9 million, of which $26.9 million is related to principal.  The note is an unsecured general obligation and is subordinated in right of payment to all of our future senior indebtedness.

Note 7 – Other Long-Term Debt

            On April 1, 2005, Airlines called the sole authorized and outstanding share of its non-voting Series A Cumulative Mandatorily Redeemable Preferred Stock, par value $.01 per share for redemption.  The redemption price, including accrued but unpaid dividends, was approximately $5.0 million.  The share was redeemed on April 16, 2005, and the corresponding dividends ceased.  In addition, we received $5.0 million, including accrued but unpaid interest income, from the holder of the stock to retire a $5.0 million promissory note held by us.

Note 8 – 4.25% Senior Convertible Notes due 2023

            As of June 30, 2005 and December 31, 2004, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $123.4 million and $131.3 million, respectively, based upon quoted market prices.

Note 9 – Income Taxes

            At December 31, 2004, we had federal net operating loss carryforwards of approximately $17.4 million, which expire in 2019.

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  During the six months ended June 30, 2005 and 2004 we made net payments to Continental under the tax agreement of approximately $18.0 million and $39.6 million, respectively.

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

            We believe that our initial public offering created a change in ownership limitation on the utilization of our federal tax attribute carryforwards, primarily net operating losses.  Section 382 of the Internal Revenue Code limits our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  This limitation did not have any impact on our financial condition during the six months ended June 30, 2005 or 2004.

            Our tax agreement increases our dependence on Continental’s financial condition.  If it is determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes, interest and penalties, then we could be adversely affected if Continental were unable to indemnify us under the agreement.

Note 10 – Preferred Stock

            On April 7, 2005, Continental contributed 6.1 million shares of our common stock to its defined benefit pension plan.  As a result, Continental’s ownership of our common shares fell below 10%.  We redeemed the Special Voting Preferred Stock held by Continental, which terminated its right to elect a director to our board of directors; however, Continental still has the right to nominate a director (who cannot be a director, officer or active employee of Continental) to our board pursuant to our capacity purchase agreement and has done so.

Note 11 – Commitments and Contingencies

Purchase Commitments and Contingencies

            As shown in the following table, our fleet consisted of 256 regional jets at June 30, 2005.  Aircraft purchase commitments (firm orders) and aircraft options as of June 30, 2005 are also shown below.

Type	Total Leased Aircraft	Firm Orders	Options	Seats in Standard Configuration

ERJ-145XR..................	86	18	100	50
ERJ-145......................	140	—	—	50
ERJ-135......................	30	—	—	37

Total.........................	256	18	100

            During the six months ended June 30, 2005, we took delivery of 11 ERJ-145XR aircraft and expect to take delivery of the remaining 18 ERJ-145 XR aircraft subject to firm orders through the second quarter of 2006.  As of June 30, 2005, the estimated aggregate cost of our firm commitments for Empresa Brasileira de Aeronautica S.A. (“Embraer”) aircraft was approximately $0.4 billion.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  We also have options to purchase an additional 100 Embraer regional jets.

            In addition, as of June 30, 2005, we expect to purchase up to three spare engines for approximately $9.0 million to support our existing aircraft and the remaining 18 aircraft on firm order.  We anticipate the delivery of these spare engines by December 2005.  We currently have no financing in place for these spare engines and have no obligation to acquire two of these engines if the firm order aircraft are not delivered to us for any reason.

Collective Bargaining Agreements

            Airlines’ pilots, mechanics, dispatchers and flight attendants, comprising approximately 70% of our employees, are covered by collective bargaining agreements.  The contracts with the pilots, dispatchers and mechanics will become amendable in December 2008, July 2009 and August 2009, respectively.  Airlines’ contract with its flight attendants, who are represented by the International Association of Machinists and Aerospace Workers and constitute approximately 17% of our employees, became amendable in December 2004.  Although a tentative agreement was reached in July 2005 with the union representing the flight attendants, the flight attendants recently rejected the agreement.  We believe that a mutually acceptable agreement can be reached with Airlines’ flight attendants, although the ultimate outcome of these negotiations is unknown at this time.

General Guarantees and Indemnifications

            We are party to many contracts in which we agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but typically excludes liabilities caused by gross negligence or willful misconduct.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect to be covered by insurance for a material portion of these liabilities, subject to deductibles, policy terms and conditions.

Note 12 – Recently Issued Accounting Standards

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

            As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options and purchase plans.  Accordingly, the adoption of SFAS 123R’s fair value method will significantly impact our results of operations, although it will not impact our overall financial position.  The impact of adopting SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS 123R in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 above.  SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  We cannot estimate the impact of this change in the future (because it depends on, among other things, when employees exercise stock options).  We did not recognize any excess tax deductions in our operating cash flows for the three months ended June 30, 2005 as no options were exercised and the grant price for our vested restricted stock was higher than the market price of our common stock on the vesting date.  No such deductions were recognized for the same period in 2004 as no options were exercised and no restricted stocks were vested in these periods.

Note 13 – Subsequent Events

            In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.

            Also in July 2005, Airlines reached a tentative four-year agreement with the union representing its flight attendants. However, the agreement was rejected by the union members.  We believe that a mutually acceptable agreement can be reached with Airlines’ flight attendants, although the ultimate outcome of these negotiations is unknown at this time.   As contracts become amendable, it is our policy to accrue for any expected increase in cost related to the new contracts.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The various sections of management’s discussion and analysis contain a number of forward-looking statements, all of which are based on current expectations and could involve a number of risks and uncertainties.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to: our dependence on our capacity purchase agreement with Continental; our dependence on Continental’s financial and operational stability; our aircraft and facility leases with Continental; our ability to implement our growth strategy; our ability to enhance the value of our investments; certain tax matters; deliveries of additional aircraft; flight disruptions as a result of operational matters; regulatory developments and costs, including the costs and other effects of enhanced security measures and other possible regulatory requirements; and competition and industry conditions.  For further discussion of these risks, please see the “Risk Factors” section in our 2004 10-K.  The statements in this report are made as of July 26, 2005, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

Recent Events

            Fleet.  During the three months ended June 30, 2005, we took delivery of six new ERJ-145XR aircraft.  These 50-seat regional jets are capable of flights of approximately 1,500 miles.  With these deliveries, our current fleet consists of 86 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  Our regional jets’ operational capabilities allow us to add service to new markets, expand service in existing markets and ultimately have allowed Continental to broaden service from its major hub cities, as well as select communities, thus contributing to Continental’s growth options.  Our block hours increased 12.7% during the three months ended June 30, 2005, as compared to the same period in 2004.  We expect to receive 10 new ERJ-145XR aircraft in the second half of 2005 and eight new ERJ-145XR aircraft in 2006.

            Labor.  Approximately 70% of our employees, representing four distinct groups, are covered by Airlines’ collective bargaining agreements.  The only open labor negotiation Airlines has not completed is with its flight attendants, which represent approximately 17% of our employees. The flight attendant contract became amendable in December 2004.  In July 2005, Airlines reached a tentative four-year agreement with the union representing its flight attendants.  The agreement was rejected by the union members.  We believe that a mutually acceptable agreement can be reached with Airlines’ flight attendants, although the ultimate outcome of these negotiations is unknown at this time.  As contracts become amendable, it is our policy to accrue for any expected increase in costs related to the new contracts.  However, the actual outcome could differ from our estimates.

            Business Ventures.  In June 2005, we purchased a non-controlling interest in Wing Holdings for $16.0 million.  Wing Holdings is a full-service aviation company specializing in high-quality aircraft charter and management, airframe maintenance, avionics installations and aircraft painting.  See Note 3 above for the accounting treatment of our investment in Wing Holdings.

            In March 2005, we also purchased a non-controlling interest in a European start-up company that seeks to provide regional jet service to European air carriers.  The start-up company is currently attempting to market this concept, but is not yet a certificated airline and does not yet have a commitment from any air carrier.  See Note 1 above for the accounting treatment of our investment in this entity.

            Our consistent earnings and improving balance sheet help position us for new opportunities.  We continue to seek strategic opportunities that leverage our internal strengths, such as our technical, training and fleet and asset management capabilities, to develop and implement future business strategies.

            Stock Repurchase Program.  In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  We expect the purchases to be made from time to time in the open market or in privately negotiated transactions.  The timing of any share repurchases under the program will depend on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  Common stock acquired through the program will be available for general corporate purposes.

            Our Liquidity.  As of June 30, 2005, we had $217.9 million in cash and short-term investments, excluding $6.3 million in restricted cash, which is used as collateral for our workers’ compensation coverage.  Our cash flows from operations were sufficient to cover our capital resource and liquidity requirements.  We made principal and interest payments totaling $27.9 million on our note payable to Continental during the three months ended June 30, 2005.  In April 2005, Airlines redeemed its non-voting redeemable preferred stock, and the dividends related to this series of stock ceased.

            Relationship with Continental.  On April 7, 2005, Continental contributed 6.1 million shares of our common stock to its defined benefit pension plan.  As a result, Continental’s ownership of our common shares fell below 10% and we redeemed the Special Voting Preferred Stock held by Continental.  While the decrease in Continental’s ownership of common stock below 10% terminated its right to elect a director to our board of directors, Continental still has the right to nominate a director (who cannot be a director, officer or active employee of Continental) to our board pursuant to the capacity purchase agreement and has done so.

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

Outlook

            Operational Guidance for 2005.  The following table summarizes our current guidance for block hours, available seat miles and departures:

	Third Quarter 2005	Fiscal Year 2005

Block Hours(1) (3)....................................	17% – 19%	13% – 15%
Available Seat Miles(2) (3)........................	18% – 20%	14% – 16%

(1)	Block hours are the hours from gate departure to gate arrival.
(2)	Available seat miles are the number of passenger seats multiplied by the number of scheduled miles those seats are flown.
(3)	Growth based on expected year-over-year increases.

            We expect our departures for the third quarter of 2005 to be approximately 119,800.  However, since Continental controls and is responsible for our scheduling, our actual performance detailed above can be materially different from our estimates.

            Our Dependence on Continental.  Despite our efforts to contain costs and improve reliability, we are directly affected by the financial and operational stability of Continental because we depend on Continental’s ability to make payments to us under our capacity purchase and other agreements, which continue to be the nearly exclusive source of our revenue.  Continental has had substantial losses since September 11, 2001 and has indicated that losses of this magnitude are not sustainable.  In addition, Continental has announced that its current cost structure is not competitive within the weak domestic yield environment, caused in large part by the fierce competition from low-cost carriers and record high fuel prices.

            Despite recent cost reductions and the improving revenue trends, Continental has indicated that it expects to incur a substantial loss in 2005.  Absent additional adverse factors due to external influences such as additional terrorist attacks, hostilities involving the United States or high fuel prices, Continental has stated that it believes its current liquidity will be sufficient to fund its current operations and other financial obligations through 2006.  However, a combination of some or all of several events, most of which are outside of Continental’s direct control, may result in its inability to maintain adequate liquidity through 2006.

            Under the capacity purchase agreement, Continental has the ability to reduce its level of commitment and utilization of our aircraft.  Currently, Continental can provide, at any time, 12-months’ notice of its intention to reduce the number of aircraft covered by the agreement.  Under this provision, Continental is entitled to decline up to 25%, over any rolling three-year period, of our delivered aircraft under an agreed methodology.  Beginning January 1, 2007, Continental has the right to terminate the capacity purchase agreement without cause upon not less than 12 or more than 18-months’ notice.  As of July 26, 2005, we have not received any reduction or termination notices.  If Continental reduces its commitment or utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  There can be no assurance that such circumstances will not occur in the future.

            Additionally, Continental leases from third parties a substantial portion of the aircraft and airport facilities that it subleases to us.  If Continental breaches or otherwise fails to perform under these leases, we could lose our rights under the subleases, and our continued access to our aircraft and airport facilities would then depend on our ability to negotiate direct agreements with the third-party lessors.  For a current discussion of Continental's results of operations, please see its quarterly report on Form 10-Q for the quarter ended June 30, 2005 filed with the SEC.

            Maintenance and Inventory System Implementation.  We have begun testing a new software application that will replace our current inventory, maintenance and engineering systems.  We expect to begin accounting for our inventory using this new software application beginning in August 2005.  We expect this application to provide more efficient system controls, resulting in material changes to our internal control over financial reporting during the third quarter of 2005.

            Recently Issued Accounting Standards.   Please see detailed description of this new accounting standard at “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 12.”

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2005, compared to the corresponding period ended June 30, 2004.

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

General

            Our operating margin for the three months ended June 30, 2005 was 10.3% as compared to 13.5% for the same period in 2004.  The table below reconciles and compares the impact that various components of the capacity purchase agreement had on operating margin for the three months ended June 30, 2005 and 2004:

	Three(5) Months Ended June 30,

	2005	2004

Operating margin per the capacity purchase agreement(1).............	10.0%	11.5%
Adjustments:
Add: excluded labor(2)...........................................................	—	2.4
Add: other costs excluded from the capacity purchase agreement........................................................................	(0.3)	(1.2)
Add: incentives(3) and other revenues excluded from the capacity purchase agreement.............................................	0.6	0.8

Actual operating margin as reported(4).........................................	10.3%	13.5%

(1)

Under the capacity purchase agreement, the operating margin as defined for 2004 was to be between 8.5% and 11.5% each quarter, but excluded the effect of any unanticipated changes in most labor costs, performance incentive payments and miscellaneous revenues and costs related to services provided to other customers.  Following the 2005 rate resetting, the margin cap was set at 10.0% effective January 1, 2005, including unanticipated changes in all of our labor costs, to the extent the results do not drive our margin below our margin floor (8.5%).  We will continue to receive incentive payments (see (3) below), which may bring our operating margin above 10.0%.

(2)	Excluded labor impact on operating margin is only related to the operating margin pursuant to the capacity purchase agreement for the 2004 calculation.
(3)

The performance incentive payments were made to us primarily due to our high controllable completion factor (which excludes weather and air traffic control cancellations) of 99.9% for the three months ended June 30, 2005 and 2004, as compared to our historical benchmark controllable completion factor of 99.2% and 98.8% for the respective corresponding periods.  As part of the 2005 rate resetting, we are only required to pay Continental a penalty for controllable completion factors below 99.5% instead of using our rapidly rising historical benchmark, which is expected to exceed 99.5% by 2006.

(4)	We expect our operating margin for 2005 and beyond to be approximately 10.0%.
(5)	Since the settlement for the operating margin is calculated on a quarterly basis, year-to-date calculation is not meaningful.

            In addition, as part of the 2005 annual rate resetting process and as a result of Continental’s cost-saving initiatives, the costs for Continental to provide us with certain services currently classified as outside services (such as technology infrastructure and other services) and ground handling were reduced by approximately $12.7 million and $21.8 million, respectively, for the three and six months ended June 30, 2005 as compared to the same periods in 2004.  As these are fully reconciled costs, our operating income for the same periods in 2005 was reduced by approximately $1.4 million and $2.4 million, respectively, as a result of these cost reductions.

Operating Expenses

            Our work force has grown to support our increase in block hours flown.  This, combined with increases in wage rates under some of Airlines’ collective bargaining agreements, increased our wages, salaries and related costs by $3.8 million during the three months ended June 30, 2005 as compared to the same period in 2004.  In addition, we incurred approximately $4.3 million higher employee benefit costs, such as medical coverage, workers’ compensation costs, profit sharing and 401(k) expenses during the second quarter of 2005, as compared to the same period in 2004.

            The increase in aircraft fuel expense and related taxes during the three months ended June 30, 2005, when compared to the same period in 2004, was due to a 13.2% increase in fuel consumption.  Consumption rose primarily due to a 12.7% increase in block hours.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price and fuel tax equal to the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.  Our caps on fuel and fuel tax are 66.0 cents and 5.2 cents per gallon, respectively, for both 2005 and 2004.  Until the termination of the capacity purchase agreement and the fuel purchase agreement, our future fuel expense related to all aircraft covered under the capacity purchase agreement will be the lower of the actual cost of fuel and fuel tax or 71.2 cents per gallon.

            Approximately $5.5 million of the increase in maintenance, materials and repairs for the three months ended June 30, 2005, when compared to the same period in 2004, was due to a 14.5% increase in flight hours and a 5.6% increase in rate-per-flight-hour related to our power-by-the-hour contracts.  The rate-per-flight-hour increase is mainly attributable to an amendment to our power-by-the-hour agreement with Rolls-Royce that became effective in May 2004.  For the three months ended June 30, 2005, approximately 70% of our maintenance, materials and repairs cost consisted of power-by-the-hour expense.   We expect our future maintenance, materials and repairs expenses, adjusted for volume and further fleet aging, to mirror our current cost structure.

            The increase in other rentals and landing fees during the three months ended June 30, 2005 over the same period in 2004 was primarily due to a $4.0 million increase in landing fees caused by a 13.0% increase in landing weights and a 10.6% increase in rates per landing weight mostly due to higher rates at Continental’s hubs.  In addition, non-aircraft rental increased by approximately $1.2 million, of which $0.6 million was attributed to increased rental of flight simulator time for training.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Operating Expenses

            As we have grown, our work force has grown.  This, combined with increases in wage rates under some of Airlines’ collective bargaining agreements, increased our wages, salaries and related costs by $7.8 million during the six months ended June 30, 2005 as compared to the same period in 2004.  In addition, we incurred approximately $5.4 million higher employee benefit costs during the first half of 2005.

            The increase in aircraft fuel expense and related taxes during the six months ended June 30, 2005 as compared to the same period in 2004 was due to a 12.9% increase in fuel consumption as a result of higher block hours flown.

            Approximately $11.7 million of the increase in maintenance, materials and repairs during the six months ended June 30, 2005, as compared to the same period in 2004, was due to a 13.9% increase in flight hours and an 8.7% increase in rate-per-flight-hour related to our power-by-the-hour contracts.  This increase is mainly attributable to an amendment to our power-by-the-hour agreement with Rolls-Royce that became effective in May 2004.  The remaining change in maintenance, materials and repairs was due to an increase in general maintenance expense to support the continuing growth of our fleet.

            The increase in other rentals and landing fees during the six months ended June 30, 2005, when compared to the same period in 2004, was primarily due to a $6.4 million increase in landing fees caused by an 11.1% increase in landing weights and an 8.5% increase in rates per landing weight mostly due to higher rates at Continental’s hubs.  In addition, our facility rent increased by approximately $1.9 million primarily as a result of a 5.5% increase in the number of stations we fly to and a 10.8% rate increase at various stations.  Non-aircraft rental also increased by $1.0 million as a result of increased rental of flight simulator time for training.

Certain Statistical Information

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2005	2004	Increase/ (Decrease)		2005	2004	Increase/ (Decrease)

Revenue passenger miles (millions)(1).....	2,246	1,906	17.8%		4,198	3,448	21.8%
Available seat miles (millions)(2).................	3,026	2,603	16.3%		5,766	5,003	15.3%
Passenger load factor(3)................................	74.2%	73.2%	1.0	pts	72.8	68.9%	3.9	pts
Block hours(4)...................................................	207,425	184,055	12.7%		398,700	353,156	12.9%
Departures.......................................................	114,485	101,588	12.7%		218,123	196,889	10.8%
Operating cost per ASM (cents)(5)................	11.52	12.32	(6.5)%		11.88	12.71	(6.5%)
Operating cost per block hour (dollars)(6)..	1,680	1,742	(3.6)%		1,718	1,801	(4.6%)
Average fuel cost per ASM (cents)(7)............	1.76	1.80	(2.2)%		1.76	1.80	(2.2%)
Average price per gallon of fuel (cents)(7)...	71.2	71.2	—		71.2	71.2	—
Fuel gallons consumed (millions)..............	74.6	65.9	13.2%		142.8	126.5	12.9%
Average length of aircraft flight (miles).......	542	526	3.0%		542	521	4.0%
Actual aircraft in fleet at end of period.........	256	235	8.9%		256	235	8.9%
Average daily utilization of each aircraft(8)...	9 hr 2 min	8 hr 44 min	3.4%		8 hr 49 min	8 hr 29 min	4.0%
Controllable completion factor(9)..................	99.9%	99.9%	—		99.9	99.8%	0.1	pts
Completion factor...........................................	98.9%	98.3%	0.6	pts	98.5	98.5%	—

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles represent the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Operating cost per available seat mile is operating costs related to our flight operations divided by available seat miles.
(6)	Operating cost per block hour is operating costs related to our flight operations divided by block hours.
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

Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs may increase in the future due to:

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

            In the short-term, higher costs would generate higher revenues; however, in the long-run, failure to control our costs would prevent us from remaining competitive and limit our opportunities to attract additional partners or to take advantage of strategic opportunities as they present themselves.

LIQUIDITY AND CAPITAL COMMITMENTS

Operating Activities

            Our primary source of liquidity is the cash flow provided by Airlines’ operations.  For the six months ended June 30, 2005 and 2004, our operations provided cash flow of $63.9 million and $72.8 million, respectively.  Although our operations, as measured by ASMs, grew over 15.3%, our costs have not increased ratably due to our efforts to exploit the efficiency of our all-jet fleet with almost 100% commonality from the engines to the flight deck.  We continuously endeavor to provide cost-effective services to Continental.  However, we cannot ensure that our future costs will not increase significantly due to factors beyond our control.  Please see “—Future Costs” above.

Investing Activities

            During the six months ended June 30, 2005, we spent $6.4 million on flight and ground equipment (net of sales of fixed assets and parts).  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to software application and automation projects, facility improvements, maintenance and ground equipment) to be approximately $14.8 million, in order to support our planned fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

            In June 2005, we purchased a non-controlling interest in Wing Holdings for $16.0 million.  Wing Holdings is a full-service aviation company specializing in high-quality aircraft charter and management, airframe maintenance, avionics installations and aircraft painting.

Financing Activities

            During the six months ended June 30, 2005, we met all our debt requirements.  In September 2004, we made a voluntary principal prepayment of $27.0 million on our note payable to Continental, which reduced our required quarterly principal and interest payments for March 31, 2005.  Accordingly, on March 31, 2005, we made a $0.9 million interest-only payment on this note.  On June 30, 2005, we made our quarterly principal and interest payment of $27.9 million, of which $26.9 million is related to principal.  We currently expect to pay off this obligation by March 2006.

            There is no covenant under any of our long-term debt agreements that restricts our ability to undertake additional debt or equity financing.

            In January and July 2005, we issued 32,083 and 37,264 shares of our common stock pursuant to the ESPP.  The total proceeds received were $0.3 million for each issuance.

            We expect to fund our future capital commitments through internally generated funds together with general financings and aircraft financing transactions.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments in the future.

Purchase Commitments and Contingencies

            As of June 30, 2005, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $0.4 billion, which relates to delivery of an additional 18 aircraft through 2006.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  In addition, as of June 30, 2005, we expect to purchase up to three spare engines for approximately $9.0 million to support our existing aircraft and the remaining aircraft on firm order.  We anticipate the delivery of these spare engines by December 2005.  We currently have no financing in place for these spare engines and have no obligation to acquire two of these engines if for any reason the firm order aircraft are not delivered to us.  We also have options to purchase an additional 100 Embraer regional jets.  During the first quarter of 2004, we extended the exercise period of these options from 2005-2008 to 2006-2009 at no cost.  As Continental declined 25 of our 100 option aircraft in April 2005, Continental has the ability to include the remaining 75 option aircraft in the capacity purchase agreement.  We continue to have the option to take delivery of these 25 aircraft for use outside of the capacity purchase agreement, but have not made a decision as to whether we will do so.

Aircraft Leases

            As of June 30, 2005, we have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2021.  In addition, our expected total minimum annual rental expense for the full year 2005 for current and future firm order aircraft under operating leases are approximately $308.8 million, net of deferred credits amortized.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.

General Guarantees and Indemnifications

            We are party to many contracts in which we agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but typically excludes liabilities caused by gross negligence or willful misconduct.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect to be covered by insurance for a material portion of these liabilities, subject to deductibles, policy terms and conditions.

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

Aircraft Fuel

            Effective January 1, 2001, we entered into our capacity purchase agreement with Continental, which expires December 31, 2010 (subject to extensions by Continental through 2030, and beginning January 1, 2007, its right to terminate the capacity purchase agreement without cause upon not less than 12 or more than 18-months’ notice), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.  For the six months ended June 30, 2005 and 2004, our cost of fuel was 71.2 cents per gallon, including fuel tax.  If the fuel agreement with Continental were not in place, our fuel cost, including related taxes, would have been $1.57 and $1.08 per gallon, respectively, for the six months ended June 30, 2005 and 2004.

Interest Rates

            As of June 30, 2005, we had firm commitments to acquire 18 Embraer regional jets, which we expect to lease from Continental.  Changes in interest rates could impact our actual costs for the related leasing transactions in the future.  However, the capacity purchase agreement provides that our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential interest rate exposure with respect to our loan agreement with Export Development Canada, which bears interest at the six-month LIBOR plus 1.75% per annum, and our note payable to Continental, which bears interest at the three-month LIBOR plus 1.25% per annum.  The interest rates applicable to these variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.6 million and $1.1 million in interest expense for the six months ended June 30, 2005 and 2004, respectively.  However, we believe that interest rate increases on our variable rate, long-term debt would be offset by increases in interest income.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

            As of June 30, 2005, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $123.4 million based upon quoted market prices.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical 100 basis points decrease in interest rates.  Based on this hypothetical assumption, the fair value of our fixed-rate debt would have been approximately $126.6 million as of June 30, 2005.

Item 4.  Controls and Procedures

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

               None.

Item 3.    Defaults Upon Senior Securities.

               None.

Item 4.    Submission of Matters to a Vote of Security Holders.

               Holdings’ annual meeting of stockholders was held on May 11, 2005.  James Ream, Richard Reitz, and Thomas Schick were re-elected to the board of directors as Class I directors with 33,817,064, 49,489,135 and 33,816,869 votes “for” and 15,974,204, 302,133 and 15,974,399 votes withheld, respectively.  (Mr. Schick subsequently resigned from the board due to health considerations effective July 1, 2005.)  Ratification of Ernst & Young LLP as our independent auditors received 49,740,469 votes “for”, 47,414 votes “against”, 3,384 abstentions and zero broker non-votes.

Item 5.    Other Information.

               None

Item 6.    Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-31300).
10.1	Third Amendment to Employee Benefits Separation Agreement among the Company, XJT Holdings, Inc., Airlines and Continental dated June 24, 2005.(1)
10.2

Amendment No. 32 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. (“Embraer”) and Airlines and relating to the purchase of EMB 145 aircraft, dated as of May 31, 2005.(1)(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(3)
32.2	Section 1350 Certification by Chief Financial Officer.(3)

(1) Filed herewith.
(2) Holdings has applied to the SEC for confidential treatment for portions of this exhibit.
(3) Furnished herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: July 26, 2005	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 26, 2005	/s/Phung Ngo-Burns
Phung Ngo-Burns Staff Vice President Finance and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-31300).
10.1	Third Amendment to Employee Benefits Separation Agreement among the Company, XJT Holdings, Inc., Airlines and Continental dated June 24, 2005.(1)
10.2

Amendment No. 32 to Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. (“Embraer”) and Airlines and relating to the purchase of EMB 145 aircraft, dated as of May 31, 2005.(1)(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(3)
32.2	Section 1350 Certification by Chief Financial Officer.(3)

(1) Filed herewith.
(2) Holdings has applied to the SEC for confidential treatment for portions of this exhibit.
(3) Furnished herewith.