Form 10-Q
period 2005-09-30
EXPRESSJET HOLDINGS INC
filed 2005-11-09
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Yes	[ X ]	No	[ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ X ]	No	[ ]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X ]

As of November 7, 2005, 54,056,236 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,

	2005	2004

Operating Revenue.......................................................	$393,789	$385,666

Operating Expenses:
Wages, salaries and related costs...........................	87,609	82,960
Aircraft rentals........................................................	78,320	71,565
Aircraft fuel and related taxes...................................	55,050	48,336
Maintenance, materials and repairs..........................	45,061	40,251
Ground handling.....................................................	24,353	27,412
Other rentals and landing fees..................................	26,293	23,844
Outside services.....................................................	5,389	6,044
Depreciation and amortization..................................	8,010	6,027
Other operating expenses........................................	25,707	27,596

	355,792	334,035

Operating Income........................................................	37,997	51,631

Nonoperating Income (Expense):
Interest expense.....................................................	(2,610)	(3,105)
Interest income.......................................................	2,177	1,099
Capitalized interest.................................................	127	158
Other, net..............................................................	(153)	(3)

	(459)	(1,851)

Income before Income Taxes........................................	37,538	49,780
Income Tax Expense...................................................	12,044	19,016

Net Income.................................................................	$25,494	$30,764

Basic Earnings per Common Share...............................	$0.47	$0.57

Diluted Earnings per Common Share.............................	$0.43	$0.51

Shares Used in Computing Basic Earnings per Common Share......................................................	54,093	54,236
Shares Used in Computing Diluted Earnings per Common Share......................................................	61,717	61,781

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended September 30,

	2005	2004

Operating Revenue.......................................................	$1,157,853	$1,120,549

Operating Expenses:
Wages, salaries and related costs...........................	258,025	239,434
Aircraft rentals........................................................	228,856	208,766
Aircraft fuel and related taxes...................................	156,731	138,381
Maintenance, materials and repairs..........................	134,097	115,066
Ground handling.....................................................	71,489	78,552
Other rentals and landing fees..................................	78,127	66,494
Outside services.....................................................	19,777	22,721
Depreciation and amortization..................................	19,984	17,623
Other operating expenses........................................	73,727	83,107

	1,040,813	970,144

Operating Income........................................................	117,040	150,405

Nonoperating Income (Expense):
Interest expense.....................................................	(8,319)	(9,145)
Interest income.......................................................	5,648	2,465
Capitalized interest.................................................	449	391
Other, net..............................................................	(254)	130

	(2,476)	(6,159)

Income before Income Taxes........................................	114,564	144,246
Income Tax Expense...................................................	41,443	55,102

Net Income.................................................................	$73,121	$89,144

Basic Earnings per Common Share...............................	$1.35	$1.64

Diluted Earnings per Common Share.............................	$1.23	$1.49

Shares Used in Computing Basic Earnings per Common Share......................................................	54,226	54,212
Shares Used in Computing Diluted Earnings per Common Share......................................................	61,823	61,769

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30,	December 31,
	2005	2004

	(Unaudited)
Current Assets:
Cash and cash equivalents.......................................	$201,265	$190,189
Restricted cash.......................................................	6,350	6,312
Short-term investments.............................................	—	18,650
Accounts receivable, net...........................................	4,271	5,360
Amounts due from Continental Airlines, Inc., net.........	1,307	—
Note receivable from Wing Holdings, LLC...................	6,459	—
Spare parts and supplies, net....................................	24,809	27,061
Prepayments and other............................................	6,956	6,080

Total Current Assets.............................................	251,417	253,652

Property and Equipment:
Owned property and equipment:
Flight equipment...................................................	226,500	218,916
Other...................................................................	121,600	116,523

	348,100	335,439
Less: Accumulated depreciation............................	(92,045)	(78,792)

	256,055	256,647

Capital Leases:
Flight equipment...................................................	—	4,258
Other...................................................................	4,310	4,315

	4,310	8,573
Less: Accumulated amortization...........................	(2,772)	(3,395)

	1,538	5,178

Total Property and Equipment................................	257,593	261,825

Investments in Other Entities.........................................	17,762	—
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net...........................	12,789	12,789
Airport Operating Rights, net..........................................	4,004	4,192
Note Receivable............................................................	—	5,000
Debt Issuance Cost, net................................................	3,746	3,894
Other Assets, net.........................................................	2,154	1,892

Total Assets.........................................................	$549,465	$543,244

(continued on next page)

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	September 30,	December 31,
STOCKHOLDERS' EQUITY	2005	2004

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt .........................	$700	$865
Current maturities of note payable to Continental Airlines, Inc. ......................................	44,878	81,415
Current maturities of capital lease obligations............	758	843
Accounts payable...................................................	1,461	635
Accrued payroll and related costs.............................	43,281	46,524
Amounts due to Continental Airlines, Inc., net............	—	11,239
Deferred income taxes.............................................	16,093	13,473
Accrued other liabilities............................................	56,464	51,844

Total Current Liabilities.........................................	163,635	206,838

Long-term Debt............................................................	14,867	20,299

Note Payable to Continental Airlines, Inc........................	—	17,389

4.25% Senior Convertible Notes due 2023......................	137,200	137,200

Capital Lease Obligations.............................................	1,232	1,805

Deferred Income Taxes.................................................	37,685	33,148

Other Long-term Liabilities............................................	11,552	12,521

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares and one share issued and outstanding, respectively................................	—	—
Common stock - $.01 par, 200,000,000 shares authorized, and 54,653,942 and 54,375,345 shares issued, respectively..............................................	546	544
Additional paid-in capital..........................................	165,055	162,418
Accumulated earnings/(deficit)..................................	25,215	(47,900)
Unearned compensation on restricted stock..............	(1,861)	(996)
Common stock held in treasury, at cost — 597,706 and 1,750 shares, respectively..................	(5,661)	(22)

Total Stockholders’ Equity....................................	183,294	114,044

Total Liabilities and Stockholders’ Equity................	$549,465	$543,244

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,

	2005	2004

Net Cash Flows from Operating Activities......................................	$96,477	$115,504

Cash Flows from Investing Activities:
Capital expenditures...............................................................	(14,397)	(19,137)
Proceeds from disposition of equipment....................................	—	298
Proceeds from transfer of flight equipment to Continental Airlines, Inc.......................................................	82	—
Purchase of flight equipment from Continental Airlines, Inc.........	—	(11,434)
Note receivable from Wing Holdings, LLC..................................	(6,450)	—
Proceeds from the sale of short-term investments......................	18,650	—
Investments in other entities....................................................	(18,064)	—

Net cash used in investing activities......................................	(20,179)	(30,273)

Cash Flows from Financing Activities:
Payment on note payable to Continental Airlines, Inc.................	(53,926)	(94,368)
Payments on long-term debt and capital lease obligations..........	(6,255)	(1,989)
Repurchase of common stock.................................................	(5,643)	—
Proceeds from issuance of common stock related to 2003 Employee Stock Purchase Plan...........................................	602	842

Net cash used in financing activities......................................	(65,222)	(95,515)

Net Increase (Decrease) in Cash and Cash Equivalents..................	11,076	(10,284)

Cash and Cash Equivalents – Beginning of Period..........................	190,189	189,892

Cash and Cash Equivalents – End of Period...................................	$201,265	$179,608

Supplemental Cash Flow Information:
Interest paid...........................................................................	$9,521	$10,498
Income taxes paid (including payments under our tax agreement with Continental Airlines, Inc.)........................	$36,787	$68,470

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation sector.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (“Airlines”), which operates as “Continental Express”.  Unless the context indicates otherwise, the terms "we," "us" and "our" in this report refer collectively to Holdings and its subsidiaries.  Airlines is a regional U.S. air carrier engaged primarily in the business of transporting passengers, cargo and mail, and all of its flying is currently performed on behalf of Continental Airlines, Inc. (“Continental”) pursuant to a capacity purchase agreement.  Substantially all of our revenue to date has been received under that agreement.  Airlines is the exclusive regional jet provider for Continental out of New York/Newark, Houston and Cleveland and provides additional non-hub service as well.  The capacity purchase agreement covers all of Airlines’ existing fleet and all of its regional jets currently subject to firm aircraft orders.  We are economically dependent upon Continental for our operations and cash flows. Airlines has begun its discussions with Continental to review and revise the scheduled block hour rates for 2006 as per our capacity purchase agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

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

            The interim financial information is unaudited, but reflects all adjustments necessary in our opinion to provide a fair presentation of our financial results for the interim periods presented.  These adjustments are of a normal, recurring nature.  In addition, all intercompany transactions have been eliminated in consolidation.  Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  These interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto contained in our 2004 10-K.

Note 1 – Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of ExpressJet Holdings, Inc. and its subsidiaries.  For the three and six months ended June 30, 2005, we consolidated the results of operations and financial condition of a European start-up company in which we purchased a minority interest in March 2005.  The results of operations of this company are immaterial.  Upon finalization of our analysis of Financial Accounting Standards Board Interpretation 46(R) – "Consolidation of Variable Interest Entities (Revised December 2003) – an Interpretation of ARB No. 51" ("FIN 46R"), we concluded that this entity is a development stage enterprise and does not meet the definition of a variable interest entity.  As a result, we deconsolidated the results of operations and financial condition of this entity as of September 30, 2005 and now account for our investment in this entity in accordance with the equity method of accounting as prescribed by Accounting Principle Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).

            For accounting treatment of unconsolidated companies that are not variable interest entities, see Note 3.

            As of September 30, 2005, only Airlines met the quantitative threshold of a reportable segment as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  As our consolidated results of operations and financial condition are substantially all related to Airlines, no separate segment disclosures are required.

Note 2 – Capacity Purchase Agreement

            Rate Resetting Process under the Capacity Purchase Agreement.  In September 2005, Airlines began negotiations with Continental to adjust the scheduled block hour rates for 2006 as required under the capacity purchase agreement.  See more detailed discussion below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”  We cannot predict the outcome of these negotiations.  Under the current agreement, we receive payment for each scheduled block hour in accordance with a formula designed to provide us with a target operating margin of 10.0%.

            As part of the 2005 rate resetting, Airlines agreed to cap the prevailing margin at 10.0%.  Airlines also now includes previously unreconciled costs within the margin band, although it is not reimbursed if these costs are higher and cause its prevailing margin to fall below the 8.5% margin floor.  Airlines is entitled to receive incentive payments from Continental if its rate of controllable completion factor is higher than its historical benchmark; however, Airlines is not required to pay Continental a penalty for controllable completion factors below the historical benchmark unless the controllable completion factor falls below 99.5%.  Airlines also receives a small per-passenger fee and incentive payments for certain on-time departures and baggage handling performance.

            The table below describes how variations between Airlines’ actual costs and the estimated costs reflected in the block hour rates are treated under the capacity purchase agreement effective January 1, 2005:

Fully reconciled costs: reconciliation payment, including 10% margin, to the full extent actual costs differ from estimated costs.

 • Fuel and into-plane expenses(1)
 • Aircraft rent
 • Terminal facility rent
 • On-time bonuses and 401(k) company
   match under current plans
 • Taxes (other than income taxes)
 • Passenger liability insurance
 • Hull insurance
 • War risk insurance
 • Landing fees
 • Ground handling services

 • Administrative services provided by
   Continental
 • Third-party security and screening
   expenses
 • Substantially all regional jet engine
   expenses under current long-term
   third-party contracts
 • Depreciation and amortization(2)
 • Glycol, de-icing, snow removal
 • International navigational fees

Costs within the margin band: if actual expenses in this category are sufficiently different from estimates used in the block hour rates so that the prevailing margin is less than 8.5% or greater than 10.0%, then a reconciliation payment will be made by either Continental or Airlines to the other so that this prevailing margin will be 8.5% or 10.0%, as applicable.  If the prevailing margin is less than 8.5% due to impact of certain costs, as described below, or if the prevailing margin is above 10% due to other items(3), no reconciliation payments would be made from either Continental or Airlines.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses

(1)

Fuel and fuel tax expense are reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on Airlines’ fuel purchase agreement with Continental.  If the fuel purchase agreement with Continental were not in place, the fuel cost, including related taxes, would have been $1.88 and $1.68 per gallon, respectively, for the three and nine months ended September 30, 2005.

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

            Certain costs that were unreconciled under the capacity purchase agreement prior to 2005 now require Airlines to make a reconciliation payment to Continental if the differences cause the prevailing margin to be greater than 10.0%.  However, if the differences cause the prevailing margin to be less than 8.5%, they remain unreconciled.  These costs are:

•	wages and salaries;
•	benefits not included in the table above; and
•	corporate headquarters rent costs.

            See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for a comparison of our operating margin for the three months ended September 30, 2005 versus the same period ended in 2004.

            For a detailed description of the capacity purchase agreement, please see Item 1. “Business — Capacity Purchase and Other Agreements with Continental Airlines” in our 2004 10-K.

Note 3 – Investments in Other Entities

            Investments in unconsolidated companies that are not variable interest entities are accounted for by the equity method of accounting when we have significant influence over the operation of the companies as prescribed by APB 18.  The following table describes our current non-controlling interests that are accounted for under the equity method of accounting:

Company	Percentage of Ownership	Carrying Amount of Investment (in millions)(4)

Wing Holdings, LLC(1)............................	49%	$ 15.9
American Composites, LLC(2) ................	49%	1.0
JetX Aviation Limited(3)...........................	One share less than 50%	0.7

(1)

We purchased our interest in Wing Holdings, LLC (“Wing Holdings”) in June 2005 for $16.0 million in cash.  The carrying amount of our investment exceeded the amount of underlying equity of Wing Holdings by approximately $8.5 million as of September 30, 2005.  Based on our preliminary assessment of this investment, this difference is currently treated as goodwill and thus is not amortized.

(2)

We purchased our interest in American Composites, LLC (“American Composites”) in July 2005 and land and related improvements from a party related to American Composites for approximately $5.8 million in cash.   $4.8 million of the purchase price was recorded as land and related improvements and the balance was recorded as our non-controlling interest.  As of September 30, 2005, the carrying amount of our investment exceeded the amount of underlying equity of American Composites by approximately $0.1 million.  This difference is treated as goodwill and thus is not amortized.  At the same time, we leased the land and related improvements to American Composites for use in its operation.  The lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standard No. 13, “Accounting for Leases”.

(3)

In March 2005, we purchased our investment in JetX Aviation Limited (“JetX”) for approximately $0.9 million.  The carrying amount of our investment exceeded the amount of underlying equity of JetX by approximately $0.5 million as of September 30, 2005.  This difference is treated as goodwill and thus is not amortized.

(4)

Although no impairment losses on these investments have been recognized, an impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount was determined to be other than temporary.  In judging “other than temporary,” we would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity investment, the near-term and longer-term operating and financial prospects of the equity company and its longer-term intent of retaining the investment in the entity.

            Our proportionate shares of the results of operations from these entities are included in the line “Other, net” on the consolidated statements of operations.

            In September 2005, we loaned Wing Holdings $6.5 million under a note due in October 2005.  Wing Holdings used the proceeds of the note as a progress payment to purchase a new aircraft.  The note accrued interest based on the three-month LIBOR plus 1.25% per annum.  The principal and related interest were paid to us in full in October 2005.

Note 4 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Numerator for basic earnings per share – net income..................................................	$25,494	$30,764	$73,121	$89,144
Income impact of assumed conversion of convertible debt......................................	914	867	2,742	2,637

Numerator for diluted earnings per share – adjusted.................................................	$26,408	$31,631	$75,863	$91,781

Denominator for basic earnings per share – weighted average shares.........................	54,093	54,236	54,226	54,212
Employee stock options...............................	8	–	10	12
Restricted stock..........................................	78	7	49	7
Assumed conversion of convertible debt.........	7,538	7,538	7,538	7,538

Denominator for diluted earnings per share – adjusted and assumed conversions..........	61,717	61,781	61,823	61,769

            We excluded 297,313 and 134,750 shares of restricted stock from the weighted average shares used in computing basic earnings per share for 2005 and 2004, respectively, as these shares were not vested as of the end of the period.

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

            Weighted average common shares outstanding for diluted earnings per share calculation include the incremental effect of shares that would be issued upon the assumed exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our diluted earnings per share calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 1.6 million shares of our common stock for the three and nine months ended September 30, 2005, and 1.4 million and 1.1 million shares for the three and nine months ended September 30, 2004, respectively.  These options' exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.2 million shares of restricted stock for the three and nine months ended September 30, 2005.

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

            The following table illustrates the effect on net income and earnings per share assuming the compensation costs for our stock options, restricted stock and ESPP were determined using the fair value method, prorated over the vesting periods in accordance with FIN 28, at the grant dates as required under Statement of Financial Accounting Standard No. 123 – “Accounting for Stock-Based Compensation” for the three and nine months ended September 30, 2005 and 2004 (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income as reported......................................................	$25,494	$30,764	$73,121	$89,144
Add: Total stock-based compensation expense included in reported net income, net of related tax effects..............	275	118	755	189
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect.............................	(606)	(595)	(2,093)	(1,860)

Pro forma..........................................................................	$25,163	$30,287	$71,783	$87,473

Basic earnings per share
As reported..................................................................	$0.47	$0.57	$1.35	$1.64
Pro forma.....................................................................	$0.47	$0.56	$1.32	$1.61

Diluted earnings per share
As reported..................................................................	$0.43	$0.51	$1.23	$1.49
Pro forma.....................................................................	$0.42	$0.50	$1.21	$1.46

            The pro forma effect on net income per share is not representative of the pro forma effects in future periods.

            In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (Revised 2004) — “Share-Based Payments” (“SFAS 123R”) which will impact our method of accounting for our stock compensation.  See a detailed description of SFAS 123R below in Note 13.

            In addition, on November 4, 2005, our board of directors approved accelerating the vesting of 669,750 unvested options with exercise prices of greater than $11.00 per share and extended the life of 868,500 options that had a five-year term to seven years.  See detailed discussion of this event below in Note 13.

Note 6 – Note Payable to Continental

            At September 30, 2005, our note payable to Continental, including current maturities, had an outstanding balance of $44.9 million.  The note accrues interest based on the three-month LIBOR plus 1.25% per annum.  For the three months ended September 30, 2005 and 2004, our interest rates were 4.75% and 2.85%, respectively.

            The quarterly payment on the note for principal and interest is $27.9 million, payable through the earlier of March 31, 2007 or until the principal balance and any accrued unpaid interest are paid in full.  We currently expect to pay off this obligation by March 2006.  In September 2004, we made a voluntary principal prepayment of $27.0 million, which reduced our required quarterly principal and interest payments for March 31, 2005.  Accordingly, an interest-only payment of $0.9 million was made on March 31, 2005.  On June 30 and September 30, 2005, we made our quarterly principal and interest payments totaling $55.8 million, of which $53.9 million is related to principal.  The note is an unsecured general obligation and is subordinated in right of payment to all of our future senior indebtedness.

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

Note 8 – 4.25% Senior Convertible Notes due 2023

            As of September 30, 2005 and December 31, 2004, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $117.2 million and $139.1 million, respectively, based upon quoted market prices.

Note 9 – Income Taxes

            At December 31, 2004, we had federal net operating loss carryforwards of approximately $17.4 million, which expire in 2019.  In September 2005, Continental entered into a final settlement agreement with the IRS that included periods when we were included in the consolidated federal income tax return of Continental.  Our taxable income was not adjusted, but the amount of net operating losses allocated to us was reduced by approximately $16.4 million.  In accordance with our tax agreement with Continental, we recorded a receivable of approximately $5.7 million from Continental for the reduction of our federal net operating loss carryforwards.  We received the $5.7 million from Continental in October 2005.  Correspondingly, we adjusted our tax accounts to reflect a federal net operating loss carryforward at December 31, 2004 of approximately $1.0 million.

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  During the nine months ended September 30, 2005 and 2004, we made net payments to Continental under the tax agreement of approximately $16.7 million and $53.5 million, respectively.

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

            We believe that our initial public offering created a change in ownership limitation on the utilization of our federal tax attribute carryforwards, primarily net operating losses.  Section 382 of the Internal Revenue Code limits our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  This limitation did not have any impact on our financial condition during the nine months ended September 30, 2005 or 2004.

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

Note 10 – Preferred Stock

            On April 7, 2005, Continental contributed 6.1 million shares of our common stock to its defined benefit pension plan.  As a result, Continental’s ownership of our common shares fell below 10%.  We redeemed the Special Voting Preferred Stock held by Continental, which terminated its right to elect a director to our board of directors.  Continental retained the contractual right to nominate a director to our board pursuant to our capacity purchase agreement, but effective October 2005, relinquished this right.

Note 11 – Stock Repurchase Program

            In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Purchases have been made from time to time in the open market; the timing of any share repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  Common stock acquired through the program will be available for general corporate purposes.  During the three months ended September 30, 2005, we purchased 590,800 shares of our common stock at an average cost per share of $9.55.

Note 12 – Commitments and Contingencies

Purchase Commitments and Contingencies

            As shown in the following table, our fleet consisted of 261 regional jets at September 30, 2005.  Aircraft purchase commitments (firm orders) and aircraft options as of September 30, 2005 are also shown below.

Type	Total Leased Aircraft	Firm Orders	Options	Seats in Standard Configuration

ERJ-145XR..................	91	13	100	50
ERJ-145......................	140	—	—	50
ERJ-135......................	30	—	—	37

Total.........................	261	13	100

            During the nine months ended September 30, 2005, we took delivery of 16 ERJ-145XR aircraft and expect to take delivery of the remaining 13 ERJ-145 XR aircraft subject to firm orders through the second quarter of 2006.   As of September 30, 2005, the estimated aggregate cost of our firm commitments for Empresa Brasileira de Aeronautica S.A. (“Embraer”) aircraft was approximately $0.3 billion.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  We also have options to purchase an additional 100 Embraer regional jets.  In October 2005, Continental declined its right to add any of these option aircraft to the capacity purchase agreement.  We continue to have the option to take delivery of all or a portion of the aircraft outside of the capacity purchase agreement, but have not made a decision as to whether we will do so.

            Under our power-by-the-hour agreement with Rolls Royce Corporation (“Rolls Royce”), we are obligated to acquire up to three spare engines for approximately $9.0 million to support our existing aircraft and the remaining 13 aircraft on firm order.  We are evaluating ways to satisfy this obligation through alternative financing arrangements with third-parties or amendments to the agreement.  We currently have no financing in place for these spare engines.

Collective Bargaining Agreements

            Airlines’ pilots, mechanics, dispatchers and flight attendants, comprising approximately 70% of our employees, are covered by collective bargaining agreements.  The contracts with the pilots, dispatchers and mechanics will become amendable in December 2008, July 2009 and August 2009, respectively.  Airlines’ contract with its flight attendants, who are represented by the International Association of Machinists and Aerospace Workers (“IAM”) and constitute approximately 16% of our employees, became amendable in December 2004.  The IAM applied for federal mediation in September 2005.  Our negotiations with the IAM were temporarily placed in recess by the mediator, with no specified deadlines or dates for continued negotiations.  We believe that a mutually acceptable agreement can be reached with Airlines’ flight attendants, although the ultimate outcome of these negotiations is unknown at this time.

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

            In October 2005, we gave a guaranty, limited to $1.5 million, for a subsidiary of Wing Holdings relating to a promissory note and mortgage agreement for the purchase of an aircraft.  Under the agreement, we guarantee payment of the principal and interest due under the note and compliance with the terms and conditions of the note and the mortgage agreement.  For every $1.0 million of principal prepaid under the note, our obligation under the guaranty is reduced by $0.5 million.  This transaction did not change the accounting treatment of our investment in Wing Holdings.

Note 13 – Recently Issued Accounting Standards

            In December 2004, the FASB issued SFAS 123R, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award.  The fair value is to be estimated using an option-pricing model.  The resulting cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Under the original SFAS 123, this accounting treatment was optional with pro forma disclosures required.

            We are required to adopt SFAS 123R no later than January 1, 2006.  It will be effective for all awards granted after that date and for the unvested portion of awards granted prior to the adoption date.  The expense that will be recognized with respect to such unvested awards will be based on the grant-date fair value and vesting schedule of those awards used in calculating the pro forma disclosures required under SFAS 123 and presented in Note 5.  We anticipate that the impact of adopting SFAS 123R on our statement of operations will be similar to the pro forma impact of SFAS 123 presented in Note 5.  Adoption of SFAS 123R will not affect our overall financial position or liquidity.

            On November 4, 2005, our board of directors approved accelerating the vesting of 669,750 unvested options currently held by employees, including executive officers, with exercise prices greater than $11.00 per share and extended the term of 868,500 options that had a five-year term to seven years.  These options were and remain out of the money, and the acceleration and extension were effective immediately.  No options held by non-employee directors were subject to acceleration or extension.  The acceleration of vesting will reduce compensation expense upon the adoption of SFAS 123R.  We estimate that the maximum reduction, based on our implementation date of January 1, 2006, will be approximately $3.1 million.  We will report this future compensation expense in our 2005 pro forma footnote disclosures, as permitted under the transition guidance provided by the FASB.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion and analysis contain a number of forward-looking statements, all of which are based on current expectations and could involve a number of risks and uncertainties.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to: our dependence on our capacity purchase agreement with Continental; our dependence on Continental’s financial and operational stability; our aircraft and facility leases with Continental; our ability to implement our growth strategy; our ability to enhance the value of our investments; certain tax matters; deliveries of additional aircraft; flight disruptions as a result of operational matters; regulatory developments and costs, including the costs and other effects of enhanced security measures and other possible regulatory requirements; and competition and industry conditions.  For further discussion of these risks, please see the “Risk Factors” section in our 2004 10-K.  The statements in this report are made as of November 8, 2005, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

Recent Events

            Financial Review.  During the three months ended September 30, 2005, Airlines operated at a 99.1% controllable completion factor, which excludes cancellations due to weather and air traffic control, and an overall completion factor of 96.0%.  These results were negatively impacted by 1,296 flights canceled for weather related to Hurricane Rita and 963 controllable cancellations due to resource availability, also during Hurricane Rita.  We paid a performance penalty to Continental of approximately $0.8 million, net of incentives earned during July and August 2005, because our controllable completion factor fell below the minimum controllable completion factor benchmark of 99.5%, as defined in the capacity purchase agreement.  As a result, our operating margin fell below 10% to 9.6%.

            In addition, during the third quarter, we recorded a reduction in income tax expense of approximately $1.2 million for interest related to payments made to Continental under our tax agreement for 2003 and 2004 and lowered our 2005 estimated annual effective tax rate accordingly.  This deduction is imputed under applicable tax law to take into account the time value between the inception of the tax agreement and the actual date of payment to Continental under the agreement (see Note 9 above).  For financial reporting purposes, all payments under the tax agreement are reflected as part our of income tax expense.  The impact on our effective tax rate in future periods will depend on the timing and the amount of payments made to Continental under the tax agreement.

            Fleet.  We took delivery of five new ERJ-145XR aircraft during the three months ended September 30, 2005.  These 50-seat regional jets are capable of flights of approximately 1,500 miles.  With these deliveries, our current fleet consists of 91 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  Our regional jets’ operational capabilities allow us to add service to new markets, expand service in existing markets and ultimately have allowed Continental to broaden service from its major hub cities, as well as select communities, thus contributing to Continental’s growth options.  Our block hours increased 15.2% during the three months ended September 30, 2005, as compared to the same period in 2004.  We expect to receive five new ERJ-145XR aircraft in the fourth quarter of 2005 and eight new ERJ-145XR aircraft in 2006.

            Business Ventures.  Our consistent earnings and improving balance sheet have helped position us for new opportunities.  We continue to seek strategic opportunities that leverage our internal strengths, such as our technical, training and fleet and asset management capabilities, to develop and implement future business strategies.  The following is a description of the investments we made in 2005 (see Note 3 above for the accounting treatment of each of the investments):

•

In July 2005, we purchased a non-controlling interest in American Composites and land and related improvements (from a party related to American Composites) for approximately $5.8 million in cash.  $4.8 million of the purchase price was recorded as land and related improvements and the balance was recorded as our non-controlling interest.  American Composites provides maintenance, repair and overhaul services of aircraft composite and sheet metal parts and structures to Airlines and other parties.  At the same time, we leased the land and related improvements to American Composites for use in its operation.  The lease is accounted for as an operating lease.

•

In June 2005, we purchased a non-controlling interest in Wing Holdings for $16.0 million.  Wing Holdings and its subsidiaries are a full-service aviation company specializing in high-quality aircraft charter and management, airframe maintenance, avionics installations and aircraft painting.  In September 2005, we loaned Wing Holdings $6.5 million under a note due in October 2005.  Wing Holdings used the proceeds of the note as a progress payment to purchase a new aircraft.  The note accrued interest based on the three-month LIBOR plus 1.25% per annum.  The principal and related interest were paid to us in full in October 2005.

•

In March 2005, we purchased a non-controlling interest in JetX for $0.9 million.  JetX is a European start-up company that seeks to provide regional jet service to European air carriers.  The start-up company is currently attempting to market this concept, but is not yet a certificated airline and does not yet have a commitment from an air carrier.

            During the third quarter of 2005, we also announced that our ExpressJet Services, LLC subsidiary and ExpressJet Airlines’ Training Services division received third-party repair and training certificates, respectively, from the Federal Aviation Administration.  We anticipate that these certifications will allow us to generate additional revenues as we provide outsourced services to other airlines or aviation-related entities.

            In October 2005, we began construction of an aircraft painting facility in Mexico, on which we expect to spend approximately $3.7 million during the fourth quarter of 2005.  The total cost of the facility is expected to be $8.2 million, and we expect it to be completed by the second quarter of 2006.  We believe the services to be provided by this facility will enhance the product offerings of our current subsidiaries and investments.

            Stock Repurchase Program.  In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Purchases have been made from time to time in the open market; the timing of any share repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  Common stock acquired through the program will be available for general corporate purposes.  During the three months ended September 30, 2005, we purchased 590,800 shares of our common stock at an average cost per share of $9.55.

            Our Liquidity.  As of September 30, 2005, we had $201.3 million in cash and cash equivalents, excluding $6.4 million in restricted cash, which is used as collateral for our workers’ compensation coverage.  Our cash flows from operations were sufficient to cover our capital resource and liquidity requirements.  We made principal and interest payments totaling $27.9 million on our note payable to Continental during the three months ended September 30, 2005.

            Relationship with Continental.  Continental currently owns 8.6% of our common stock and has the contractual right to nominate a director to our board pursuant to the capacity purchase agreement.  However, effective October 2005, Continental relinquished this right.  Continental has indicated that it intends to dispose of some or all of its remaining interest in our common stock, subject to market conditions.  Based on current information and our capacity purchase agreement with Continental, we do not believe that Continental’s disposition of its remaining ownership interest in us will have an adverse impact on our results of operations or financial position.

            Labor.  Approximately 70% of our employees, representing four distinct groups, are covered by Airlines’ collective bargaining agreements.  The only labor negotiation Airlines has not completed is with its flight attendants, which represent approximately 16% of our employees. The flight attendant contract became amendable in December 2004.  The IAM applied for federal mediation in September 2005.  Our negotiations with the IAM have been temporarily placed in recess by the mediator, with no specified deadlines or dates for continued negotiations.  We believe that a mutually acceptable agreement can be reached with Airlines’ flight attendants, although the ultimate outcome of these negotiations is unknown at this time.  As contracts become amendable, it is our policy to accrue for any expected increase in costs related to the new contracts.  However, the actual outcome could differ from our estimates.

Outlook

            Operational Guidance for 2005.  The following table summarizes our current guidance for block hours, available seat miles and departures:

	Fourth Quarter 2005	Fiscal Year 2005

Block Hours(1) (3)........................	13% — 15%	13% — 15%
Available Seat Miles(2) (3)............	14% — 16%	14% — 16%

(1)	Block hours are the hours from gate departure to gate arrival.
(2)	Available seat miles are the number of passenger seats multiplied by the number of scheduled miles those seats are flown.
(3)	Growth based on expected year-over-year increases.

            We expect our departures for the fourth quarter of 2005 to be approximately 116,700.  However, since Continental controls and is responsible for our scheduling, our actual performance detailed above can be materially different from our estimates.

            Rate Resetting Process under the Capacity Purchase Agreement.  We have begun negotiations with Continental to adjust the scheduled block hour rates for 2006 as required under the capacity purchase agreement.  Under the current agreement, we receive payment for each scheduled block hour in accordance with a formula designed to provide us with a target operating margin of 10.0%.  As required by the agreement, we have provided Continental with our proposed 2006 budgeted costs in order to negotiate 2006 block hour rates. Although the agreement provides that, if we cannot reach an agreement with Continental on the 2006 rates by November 1 the disagreement will be submitted to a third party for arbitration, we have agreed to extend this date to November 15.

            In addition to negotiating with respect to 2006 rates, Continental recently delivered a proposal to us to revise the structure of the capacity purchase agreement beginning January 2006 that would significantly reduce the amount it pays us for providing regional air service.  Such a revision is not contemplated in the current agreement, and we are not contractually obligated to agree to any of the proposed changes.  If we do not agree to any revisions to the agreement prior to January 2006, the new rates that are negotiated or arbitrated as described above will be effective through December 31, 2006.

            The capacity purchase agreement has a scheduled termination date of December 31, 2010, subject to renewal by Continental through December 31, 2030.  Because Continental could currently give us 12-18 months’ notice that it is terminating the agreement (as early as January 1, 2007), and because we believe that it might be in stockholders’ best interests that the agreement not be terminated early, we have informed Continental that we have reviewed their proposal and analyzed its economic impact on our operating results and financial condition.  We have offered to negotiate with Continental to explore the possibility of reaching an agreement on mutually acceptable amendments to the capacity purchase agreement.  However, we cannot predict the outcome of any negotiations with Continental and there can be no assurance that we will reach an agreement.  If we do reach an agreement, we cannot predict the impact that mutually-acceptable amendments might have on our operating results and financial condition.  Because of these uncertainties, we will not provide any disclosures regarding the progress of any such negotiations.

            If these negotiations are not successful, Continental could give us an early termination notice.  We have previously disclosed the terms and conditions of, as well as the possible risk factors associated with, an early termination.  See our 2004 10-K at “Item 1. Business—Capacity Purchase Agreement and Other Agreements with Continental Airlines” and “—Risk Factors—Factors that May Affect our Future Operating Results and Financial Condition,” including several risk factors discussing the possible early termination of the capacity purchase agreement.

            In addition, Continental has the ability to reduce its level of commitment and utilization of our aircraft under the agreement.  Continental can provide, at any time, 12-months’ notice of its intention to reduce the number of aircraft covered by the agreement.  Under this provision, Continental is entitled to decline up to 25%, over any rolling three-year period, of our delivered aircraft under an agreed methodology.  As of November 8, 2005, we have not received any reduction or termination notices.  If Continental reduces its commitment or utilization of our aircraft under the capacity purchase agreement, our results of operations and financial condition could be adversely affected.  There can be no assurance that such circumstances will not occur in the future.

            Our Dependence on Continental.  Despite our efforts to contain costs and improve reliability, we are directly affected by the financial and operational stability of Continental because we depend on Continental’s ability to make payments to us under our capacity purchase and other agreements, which continue to be the predominant source of our revenue.  Continental has had substantial losses since September 11, 2001 and has indicated that losses of this magnitude are not sustainable.  In addition, Continental has announced that its current cost structure is not competitive within the weak domestic yield environment, caused in large part by the fierce competition from low-cost carriers and record high fuel prices.  Furthermore, Continental may face stronger competition from major carriers that have filed for bankruptcy protection, which may allow them to achieve substantial cost reductions, reduce or discharge debt, lease and pension obligations.  The current U.S. domestic network carrier financial environment continues to be poor and could deteriorate further as a result of these factors.

            Continental has indicated that under current conditions, absent adverse factors outside of its control, such as additional terrorist attacks, hostilities involving the United States, a further delay in the restart of the Gulf Coast refineries as a result of Hurricane Rita and Hurricane Katrina or further significant increases in crude oil prices, its existing liquidity and projected 2006 cash flows will be sufficient to fund current operations and other financial obligations through 2006.  However, it has significant financial obligations due in 2007 and thereafter, and it is possible that Continental will have inadequate liquidity to meet those obligations if the current adverse domestic fare environment for network carriers does not improve materially, fuel prices remain high and it is unable to increase its revenue or decrease costs considerably or raise additional liquidity through financing activities and/or by selling non-strategic assets.

            Additionally, Continental leases from third parties a substantial portion of the aircraft and airport facilities that it subleases to us.  If Continental breaches or otherwise fails to perform under these leases, we could lose our rights under the subleases, and our continued access to our aircraft and airport facilities would then depend on our ability to negotiate direct agreements with the third-party lessors.  For a current discussion of Continental's results of operations, please see its quarterly report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC.

            Recently Issued Accounting Standards.   Please see detailed description of this new accounting standard at “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 13.”

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2005, compared to the corresponding period ended September 30, 2004.

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

General

            Our operating margin for the three months ended September 30, 2005 was 9.6% as compared to 13.4% for the same period in 2004.  The table below reconciles and compares the impact that various components of the capacity purchase agreement had on operating margin for the three months ended September 30, 2005 and 2004:

	Three(6) Months Ended September 30,

	2005	2004

Operating margin per the capacity purchase agreement(1).................	10.0%	11.5%
Adjustments:
Add: excluded labor(2)...............................................................	—%	1.2%
Add: other costs excluded from the capacity purchase agreement(3).........................................................................	(0.2%)	0.0%
Add: incentives (penalties)(4) and other revenues excluded from the capacity purchase agreement...................................	(0.2%)	0.7%

Actual operating margin as reported(5).............................................	9.6%	13.4%

(1)

Under the capacity purchase agreement, the operating margin for 2004 was to be between 8.5% and 11.5% each quarter, but excluded the effect of any unanticipated changes in most labor costs, performance incentive payments and miscellaneous revenues and costs related to services provided to other customers.  This margin cap was set at 10.0% effective January 1, 2005, including unanticipated changes in labor costs, to the extent the results do not drive the margin below the margin floor (8.5%).  Airlines can continue to receive incentive payments, which may bring our operating margin above 10%.

(2)	Excluded labor impact on operating margin is only related to the operating margin pursuant to the capacity purchase agreement for the 2004 calculation.
(3)

These expenses represent costs that are not deemed as part of underlying costs related to the capacity purchase agreement such as stock compensation expenses and costs related to investments in other entities.

(4)

Airlines paid a performance penalty because its controllable completion factor (which excludes weather and air traffic control cancellations) was 99.1% for the three months ended September 30, 2005, as compared to the minimum controllable completion factor benchmark of 99.5% for the period.  These results were negatively impacted by controllable cancellations as a result of resource availability during Hurricane Rita.

(5)	We expect our operating margin for 2005 to be approximately 10.0%.
(6)	Since the settlement for the operating margin is calculated on a quarterly basis, year-to-date calculation is not meaningful.

            In addition, as part of the 2005 annual rate resetting process and as a result of Continental’s cost-saving initiatives, the costs for Continental to provide us with certain services currently classified as outside services (such as technology infrastructure and other services) and ground handling were reduced by approximately $13.3 million and $35.1 million, respectively, for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.  As these are fully reconciled costs, our operating income for the same periods in 2005 was reduced by approximately $1.5 million and $3.9 million, respectively, as a result of these cost reductions.

Operating Expenses

            Although our operations, as measured by block hours, grew over 15.2%, wages, salaries and related costs only increased by 5.6%.  This is as a result of our continuous focus on managing our labor costs to remain competitive with our peers.  For the three months ended September 30, 2005, wages increased by $3.2 million, or 4.9%, as compared to the same period in 2004.  In addition, we incurred approximately $1.1 million higher employee benefit costs, such as medical coverage, workers’ compensation costs, profit sharing and 401(k) expenses during the third quarter of 2005.

            The increase in aircraft fuel expense and related taxes during the three months ended September 30, 2005, when compared to the same period in 2004, was due to a 13.8% increase in fuel consumption.  Consumption rose primarily due to a 15.2% increase in block hours.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, we incur a fuel price and fuel tax equal to the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.  Our caps on fuel and fuel tax are 66.0 cents and 5.2 cents per gallon, respectively, for both 2005 and 2004.  Until the termination of the capacity purchase agreement and the fuel purchase agreement, our future fuel expense related to all aircraft covered under the capacity purchase agreement will be the lower of the actual cost of fuel and fuel tax or 71.2 cents per gallon.

            Approximately $4.9 million of the increase in maintenance, materials and repairs for the three months ended September 30, 2005, when compared to the same period in 2004, was due to a 14.4% increase in flight hours and a 3.0% increase in rate-per-flight-hour related to our power-by-the-hour contracts.  For the three months ended September 30, 2005, approximately 72.7% of our maintenance, materials and repairs cost consisted of power-by-the-hour expense.  We expect our future maintenance, materials and repairs expense, adjusted for volume and further fleet aging, to mirror our current cost structure.

            Approximately $1.7 million of the increase in depreciation was due to a charge that was taken in September 2005 to reduce the value of our fuel nozzles, which is part of our spare parts and supplies to net realizable value.  This decrease in net realizable value is due to the installation of more technologically advanced fuel nozzles on our aircraft causing the market value of our older fuel nozzles to decline significantly.  As depreciation is a fully reconciled cost under the capacity purchase agreement, the impact on pre-tax income was immaterial.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Operating Expenses

            Although our operations, as measured by block hours, grew over 13.7% for the nine months ended September 30, 2005 as compared to 2004, wages, salaries and related costs only increased by 7.8%.  This is as a result of our continuous focus on managing our labor costs to remain competitive with our peers.  For the nine months ended September 30, 2005, wages increased by $11.0 million, or 5.8%, as compared to the same period in 2004.  In addition, we incurred approximately $6.6 million higher employee benefit costs, such as medical coverage, workers’ compensation costs, profit sharing and 401(k) expenses for the nine months ended September 30, 2005.

            The increase in aircraft fuel expense and related taxes during the nine months ended September 30, 2005 as compared to the same period in 2004 was due to a 13.2% increase in fuel consumption as a result of 13.7% higher block hours flown.

            Approximately $16.7 million of the increase in maintenance, materials and repairs during the nine months ended September 30, 2005, as compared to the same period in 2004, was due to a 14.0% increase in flight hours and a 6.6% increase in rate-per-flight-hour related to our power-by-the-hour contracts.  This increase is mainly attributable to an amendment to our power-by-the-hour agreement with Rolls-Royce that became effective in May 2004.  The remaining change in maintenance, materials and repairs was due to an increase in general maintenance expense to support the continuing growth and aging of our fleet.

            The increase in other rentals and landing fees during the nine months ended September 30, 2005, when compared to the same period in 2004, was primarily due to a $6.6 million increase in landing fees caused by an 11.5% increase in landing weights and 4.0% increase in rates per landing weight mostly due to higher rates at Continental’s hubs.  In addition, our facility rent increased by approximately $3.1 million primarily as a result of a 15.0% rate increase at various stations.  Non-aircraft rental also increased by $1.0 million as a result of increased rental of flight simulator time for training.

            Approximately $1.7 million of the increase in depreciation was due to a charge that was taken in September 2005 to reduce the value of our fuel nozzles, which is part of our spare parts and supplies to net realizable value.  As depreciation is a fully reconciled cost under the capacity purchase agreement, the impact on pre-tax income was immaterial.

            The decrease in other operating expenses for the nine months ended September 30, 2005 as compared to the same period in 2004 is due to the following:

•	$11.1 million decrease in security and miscellaneous facility fees as a result of the 2005 rate-resetting under the capacity purchase agreement;
•	$4.0 million charge for settlement of a claim by Continental for indemnification under the capacity purchase agreement was made in 2004;
•	$1.9 million payment to Continental to purchase an engine we damaged beyond repair in 2004;
•	partially offset by $3.9 million increase in international navigational charges; and
•	$2.6 million increase in crew related charges, such as per diem and hotel cost, as a result of increased flight operations.

Certain Statistical Information

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005	2004	Increase/ (Decrease)		2005	2004	Increase/ (Decrease)

Revenue passenger miles (millions)(1).....	2,384	1,999	19.3%		6,582	5,447	20.8%
Available seat miles (millions)(2).................	3,112	2,695	15.5%		8,878	7,697	15.3%
Passenger load factor(3)................................	76.6%	74.2%	2.4	pts	74.1	70.8%	3.3	pts
Block hours(4)..................................................	214,984	186,539	15.2%		613,684	539,695	13.7%
Departures.......................................................	116,329	103,994	11.9%		334,452	300,883	11.2%
Operating cost per ASM (cents)(5)................	11.42	12.40	(7.9%)		11.71	12.60	(7.1%)
Operating cost per block hour (dollars)(6)..	1,653	1,791	(7.7%)		1,694	1,798	(5.8%)
Average fuel cost per ASM (cents)(7)...........	1.77	1.79	(1.1%)		1.77	1.80	(1.7%)
Average price per gallon of fuel (cents)(7)..	71.20	71.20	-		71.20	71.20	-
Fuel gallons consumed (millions)..............	77.3	67.9	13.8%		220.1	194.4	13.2%
Average length of aircraft flight (miles).......	548	533	2.8%		544	525	3.6%
Actual aircraft in fleet at end of period.........	261	240	8.8%		261	240	8.8%
Average daily utilization of each aircraft(8)..	9 hr 2 min	8 hr 33 min	5.7%		8 hr 53 min	8 hr 31 min	4.5%
Controllable completion factor(9).................	99.1%	99.9%	(0.8	pts)	99.6%	99.9%	(0.3	pts)
Completion factor...........................................	96.0%	98.2%	(2.2	pts)	97.6%	98.4%	(0.8	pts)

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles represent the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Operating cost per available seat mile is operating costs related to our flight operations divided by available seat miles.
(6)	Operating cost per block hour is operating costs related to our flight operations divided by block hours.
(7)

Fuel cost used in the calculations includes cost of fuel and related fuel tax.  Airlines incur fuel expense and fuel tax equal to the lower of the actual cost or an agreed-upon cap of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.

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

Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs may increase in the future due to:

•	changes in wages, salaries and related fringe benefit costs;
•	changes in the costs of materials and outside services;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•	aging of our fleet;
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

LIQUIDITY AND CAPITAL COMMITMENTS

Operating Activities

            Our primary source of liquidity is the cash flow provided by Airlines’ operations.  For the nine months ended September 30, 2005 and 2004, our operations provided cash flow of $96.5 million and $115.5 million, respectively.  Although our operations, as measured by ASMs, grew over 15.3%, our costs have not increased ratably due to our efforts to exploit the efficiency of our all-jet fleet with almost 100% commonality from the engines to the flight deck and our focus on cost-saving initiatives.  We continuously endeavor to provide cost-effective services to Continental.  However, we cannot ensure that our future costs will not increase significantly due to factors beyond our control.  Please see “—Future Costs” above.

Investing Activities

            During the nine months ended September 30, 2005, our capital expenditures were $14.4 million.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to facility improvements, maintenance and ground equipment) to be approximately $7.2 million, of which $3.7 million is related to the construction of our paint facility in Mexico.  The remainder is to support our planned fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

            In June 2005, we purchased a non-controlling interest in Wing Holdings for $16.0 million.  Wing Holdings is a full-service aviation company specializing in high-quality aircraft charter and management, airframe maintenance, avionics installations and aircraft painting.

            In July 2005, we purchased a non-controlling interest in American Composites and land and related improvements (from a party related to American Composites) for approximately $5.8 million in cash.  $4.8 million of the purchase price was recorded as land and related improvements and the balance was recorded as our non-controlling interest.  At the same time, we leased the land and related improvements to American Composites for use in its operation through an operating lease.

            During the three months ended September 30, 2005, we purchased 590,800 shares of our common stock at an average cost per share of $9.55.

            In September 2005, we loaned Wing Holdings $6.5 million under a note due in October 2005.  Wing Holdings used the proceeds of the note as a progress payment to purchase a new aircraft.  The note accrued interest based on the three-month LIBOR plus 1.25% per annum.  The principal and related interest under the note were paid to us in full in October 2005.

Financing Activities

            During the nine months ended September 30, 2005, we met all our debt requirements.  In September 2004, we made a voluntary principal prepayment of $27.0 million on our note payable to Continental, which reduced our required quarterly principal and interest payments for March 31, 2005.  Accordingly, on March 31, 2005, we made a $0.9 million interest-only payment on this note.  On September 30, 2005, we made our quarterly principal and interest payment of $27.9 million, of which $27.1 million is related to principal.  We currently expect to pay off this obligation by March 2006.

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

Purchase Commitments and Contingencies

            As of September 30, 2005, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $0.3 billion, which relates to delivery of an additional 13 aircraft through 2006.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  In addition, as of September 30, 2005, under our power-by-the-hour agreement with Rolls Royce, we are obligated to acquire up to three spare engines for approximately $9.0 million to support our existing aircraft and the remaining 13 aircraft on firm order.  We are evaluating ways to satisfy this obligation through alternative financing arrangements with third-parties or amendments to the agreement.  We currently have no financing in place for these spare engines.

            We also have options to purchase an additional 100 Embraer regional jets.  In October 2005, Continental declined its right to add any of these option aircraft to the capacity purchase agreement.  We continue to have the option to take delivery of all or a portion of the aircraft outside of the capacity purchase agreement, but have not made a decision as to whether we will do so.

Aircraft Leases

            As of September 30, 2005, we have significant lease and sublease obligations for aircraft that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2022.  In addition, our expected total minimum annual rental expense for the full year 2005 for current and future firm order aircraft under operating leases are approximately $310.0 million, net of deferred credits amortized.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.

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

            In October 2005, we gave a guaranty, limited to $1.5 million, for a subsidiary of Wing Holdings relating to a promissory note and mortgage agreement for the purchase of an aircraft.  Under the agreement, we guarantee payment of the principal and interest due under the note and compliance with the terms and conditions of the note and the mortgage agreement.  For every $1.0 million of principal prepaid under the note, our obligation under the guaranty is reduced by $0.5 million.  This transaction did not change the accounting treatment of our investment in Wing Holdings.

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

Aircraft Fuel

            Effective January 1, 2001, we entered into our capacity purchase agreement with Continental, which is scheduled to expire December 31, 2010 (subject to extensions by Continental through 2030, or its right to terminate the agreement as early as January 1, 2007 based on 12–18 months’ notice, which may be given currently), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.  For the nine months ended September 30, 2005 and 2004, our cost of fuel was 71.2 cents per gallon, including fuel tax.  If the fuel agreement with Continental were not in place, our fuel cost, including related taxes, would have been $1.68 and $1.14 per gallon, respectively, for the nine months ended September 30, 2005 and 2004.

Interest Rates

            As of September 30, 2005, we had firm commitments to acquire 13 Embraer regional jets, which we expect to lease from Continental.  Changes in interest rates could impact our actual costs for the related leasing transactions in the future.  However, the capacity purchase agreement provides that our block hour rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.  We also have potential interest rate exposure with respect to our loan agreement with Export Development Canada, which bears interest at the six-month LIBOR plus 1.75% per annum, and our note payable to Continental, which bears interest at the three-month LIBOR plus 1.25% per annum.  The interest rates applicable to these variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.8 million and $1.6 million in interest expense for the nine months ended September 30, 2005 and 2004, respectively.  However, we believe that interest rate increases on our variable rate, long-term debt would be offset by increases in interest income.

We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

            As of September 30, 2005, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $117.2 million based upon quoted market prices.  Market risk is not estimable for this debt instrument since its fair market value is based on many factors, including the risk-free interest rate, the performance of our common stock and investors trading behavior.

Item 4.  Controls and Procedures

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  During the third quarter 2005, we implemented a new software application, AuRA, to manage our inventory, maintenance and engineering process.  Effective August 1, 2005, AuRA became our system of record for financial reporting purposes, which has resulted in a significant change to our internal control over financial reporting.  The new business process and the corresponding internal control relating to inventory management continue to be defined by management as we work through the implementation period.  While we have not identified any material weakness in our internal control over financial reporting, we have identified a significant deficiency relating to the reconciliation of AuRA to our general ledger as of September 30, 2005.  We intend to address this deficiency in the fourth quarter of 2005; however, we cannot currently provide any assurance that we will successfully remedy it.

            No other changes in our internal control over financial reporting during our most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

               None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

               None.

Item 3.    Defaults Upon Senior Securities.

               None.

Item 4.    Submission of Matters to a Vote of Security Holders.

               None.

Item 5.    Other Information.

            On November 4, 2005, our board of directors approved accelerating the vesting of 669,750 unvested options currently held by employees, including executive officers, with exercise prices greater than $11.00 per share and extended the term of 868,500 options that had a five-year term to seven years.  These options were and remain out of the money, and the acceleration and extension were effective immediately.  No options held by non-employee directors were subject to acceleration or extension.  The acceleration of vesting will reduce compensation expense upon the adoption of SFAS 123R.  The decision to extend the terms of the five-year options was made to standardize the terms of our outstanding employee stock options.  We estimate that the maximum reduction in compensation expense, based on our implementation date of January 1, 2006, will be approximately $3.1 million.  We will report this future compensation expense in our 2005 pro forma footnote disclosures, as permitted under the transition guidance provided by the FASB.

            The decision to accelerate vesting affected 141,250, 73,750, 68,750 and 61,250 shares held by Messrs. Ream, Cromer, Losness and Peterson, respectively.  The decision to extend the options with five-year terms to seven years affected 250,000, 90,000 and 90,000 shares held by Messrs. Ream, Cromer and Losness, respectively.

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

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: November 8, 2005	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2005	/s/Phung Ngo-Burns
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