Form 10-Q/A
period 2005-09-30
EXPRESSJET HOLDINGS INC
filed 2006-02-27
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated Filer	[ X ]	Non-accelerated filer	[ ]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X ]

As of February 23, 2006, 54,102,180 shares of common stock were outstanding.

Explanatory Note

            This Amendment No. 1 on Form 10-Q/A is being filed to amend Part II, Item 2 of ExpressJet Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed on November 8, 2005 (the “Original 10-Q”). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-Q.

Part II

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(1)	(d) Maximum value of shares that may yet be purchased under the program (in millions)

July 1 to July 31, 2005	23,000	$10.38	23,000	$29.8
August 1 to August 31, 2005	401,200	$9.59	401,200	25.9
September 1 to September 30, 2005(2)	171,506	$9.35	166,600	24.4

	595,706	$9.55	590,800	$24.4

(1)

In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Stock purchases have been made from time to time in the open market.  The timing of any stock repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.

(2)	4,906 of shares subject to restricted stock awards were withheld to satisfy tax obligations arising upon the vesting of restricted stock.

Item 6.    Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-31300).
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)

(1) Filed herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: February 24, 2006	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 24, 2006	/s/Phung Ngo-Burns
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

(1) Filed herewith.