Form 10-K
period 2005-12-31
EXPRESSJET HOLDINGS INC
filed 2006-02-27
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

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

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes  [X] No

            Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or by such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes  [  ] No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulations S-K (§ 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. [  ] Large accelerated filer  [X] Accelerated filer   [  ] Non-accelerated filer

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes  [X] No

            The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $464.8 million as of June 30, 2005.

            As of February 24, 2006, 54,102,180 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

            Information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Commissions within 120 days after December 31, 2005.

PART I

Item 1. Business

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation sector.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc. (“Airlines”), which operates as Continental Express.  Holdings also invests in other entities that permit it to leverage the management experience, efficiencies and economies of scale present in its subsidiaries.  Holdings and its wholly owned subsidiaries are collectively referred to in this report as “ExpressJet,” “we” and “us” except as otherwise noted.

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

            As described in the Principles of Conduct, we have established means for our employees to report concerns of questionable accounting, auditing and other business practices to our Director of Internal Audit and to the Corporate Compliance Officer.  One way for them to do this is through the following email address: xjtinternalaudit@expressjet.com.  Persons desiring to communicate with the independent members of our board of directors may also do so through this address.

            On May 11, 2005, our Chief Executive Officer provided his annual certification to the New York Stock Exchange ("NYSE") that he was not aware of any violation by the company of the NYSE's corporate governance listing standards.  In addition, our Chief Executive Officer and our Chief Financial Officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this report.

Forward-Looking Statements

            This report contains forward-looking statements.  Statements in the "Business," "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" sections of this report, together with other statements including words such as "believes," "intends," "plans," "anticipates, “estimates," "projects," "expects" or similar expressions represent forward-looking statements that are based on management's expectations in light of facts known by management on the date this report was filed with the SEC.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results and capacity include, but are not limited to: our ability to identify and execute income-generating arrangements for the 69 aircraft that Continental Airlines, Inc. (“Continental”) intends to withdraw from its capacity purchase agreement with us; our dependence on our capacity purchase agreement with Continental; our dependence on Continental’s airport, passenger and infrastructure services; our dependence on Continental's financial and operational stability; our aircraft and facility leases or subleases with

Continental; our ability to implement our diversification strategy; certain tax matters; flight disruptions as a result of operational matters; regulatory developments and costs, including the costs and other effects of enhanced security measures and other possible regulatory requirements; and competition and industry conditions.  For further discussions of these risks, please see "Item 1A - Risk Factors" beginning on page 18.  The statements in this report are made as of February 27, 2006, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of forward-looking statements, whether as a result of new information, future events or otherwise.

Our Company

            Holdings was incorporated in Delaware in August 1996.  We have strategic investments in the air transportation sector.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of Airlines.  Airlines is one of the largest regional airlines in the world, based on available seat miles and number of regional jets, transporting passengers, cargo and mail.

            Airlines currently flies exclusively on behalf of Continental pursuant to a capacity purchase agreement, and we receive substantially all of our revenue under that agreement.  We provide all of Continental's regional jet service out of New York/Newark, Houston and Cleveland, as well as additional non-hub service.  We believe our operations complement Continental's network.  The capacity purchase agreement covers all of our existing fleet and all of our remaining regional jets currently subject to firm aircraft order.  Although we began diversifying our operations in 2005, we remain economically dependent on Continental.

            On December 28, 2005, Continental notified us of its intent to withdraw 69 aircraft from the capacity purchase agreement beginning in December 2006 and ending in June 2007.  Airlines currently leases or subleases all of its existing aircraft from Continental.  The capacity purchase agreement gives us up to nine months from the notice date to decide if we want to retain these aircraft.  We are currently evaluating whether or not we will do so.

            As of January 31, 2006, we averaged 1,233 daily departures, offering scheduled passenger service to 152 cities in 40 states and the District of Columbia, Guatemala, Mexico, Canada and the Caribbean.  Our available seat miles have grown at a compounded annual rate of 20.4% from 4.7 billion in 2000 to 12.0 billion in 2005.  We generated $1.6 billion of revenue and $98.0 million of net income for the year ended December 31, 2005.  Please refer to our consolidated financial statements included in this report for information regarding our revenue and net income for each of the last three fiscal years and total assets as of the end of the last two years.

            During 2005, we announced that our wholly owned subsidiary, ExpressJet Services, LLC (“ExpressJet Services”), and Airlines’ Training Services division received third-party repair and training certificates, respectively, from the Federal Aviation Administration (“FAA”). We anticipate that these certifications will allow us to generate additional revenues as we provide third-party services to other airlines or aviation-related entities.

            In addition, we purchased non-controlling interests in several entities in the air transportation sector during 2005.  Please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary” and Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Accounting Policies” for a description of our investments and the current accounting treatment related to these entities.

            After Continental’s ownership of our common stock fell below 10% in April 2005, we redeemed the sole share of our Special Voting Preferred Stock, which was held by Continental. The redemption terminated Continental’s right to elect a director to our board of directors.  Our capacity purchase agreement provided Continental the right to nominate a director to our board, but Continental relinquished this right in October 2005.  Continental currently owns less than 10% of our common stock and has indicated that it intends to dispose of some or all of its remaining shares, subject to market conditions.  We do not expect Continental's disposition of our shares to have an adverse impact on our results of operations or financial position.

Business Strategy

            We seek to enhance stockholder value by providing the most efficient and reliable regional jet service.  This service, coupled with opportunities arising from the competencies we have developed, positions us as a leading provider of regional jet services.  We believe that our focus on cost and reliability has strengthened Continental and created opportunities for it beyond its network.

            Our commitment to reliability and customer service has served Continental well.  Continental’s revenue experience demonstrates, in part, the utility of a well run 50-seat aircraft operation within hub-and-spoke networks, particularly when the smaller aircraft are deployed to take full advantage of their economic capabilities.  Our newer Empresa Brasileira de Aeronautica S.A. (“Embraer”) ERJ-145XR aircraft enable Continental to serve more distant markets with demand for non-stop service to major metropolitan areas such as Houston, New York/Newark, Los Angeles and Cleveland.

            Our cost structure, measured on a per-seat mile basis, remains highly competitive and compares favorably to aircraft of much larger configurations.  Comparisons from publicly available data indicate that our direct operating costs on a per available seat mile basis for maintenance, flight operations, fuel (at our capped rates under the capacity purchase agreement) and aircraft ownership reflect economics better than many 100+ seat aircraft operated by major airlines.  We believe that the capability and operating economics of our aircraft will provide us strategic opportunities in the foreseeable future.

            In addition to our capacity purchase agreement with Continental, we have begun exploring alternatives in order to enhance our stockholders' long-term value through:

•	seeking strategic opportunities for the 69 aircraft that Continental intends to withdraw from the capacity purchase agreement;
•	continuing to strengthen our balance sheet by lowering our debt obligations and increasing cash to help position us for new opportunities;
•	further diversifying our core business by making strategic investments in the air transportation sector that will complement our current operations and leverage our operational expertise;
•	considering opportunities in the air transportation sector abroad; and
•	continuing our securities repurchase program.

Capacity Purchase and Other Agreements with Continental Airlines

            General.  We currently derive substantially all of our revenue from our capacity purchase agreement with Continental.  Under this agreement, Airlines operates flights on behalf of Continental as Continental Express.  Continental controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

            Under the capacity purchase agreement, some marketing-related costs normally associated with operating an airline are borne by Continental.  These costs include:

•	reservations and sales;
•	commissions;
•	advertising;
•	revenue accounting;
•	fare and tariff filings; and
•	food and beverage service.

            On December 28, 2005, Continental notified us that it would withdraw 69 aircraft from the capacity purchase agreement beginning in December 2006 and ending in June 2007.  The capacity purchase agreement gives us up to nine months from the notice date to decide if we want to retain the aircraft.  If we choose to retain the aircraft, the capacity purchase agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental to increase by 200 basis points.

            Payment.  Under the capacity purchase agreement, Airlines is entitled to payment for each block hour that Continental schedules it to fly.  Payment is based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that are generally within our control.  In accordance with the capacity purchase agreement, the original cost components used in this formula remained in place until December 31, 2004, after which, new rates began to be established annually using the same methodology.  We have exposure for most labor costs and some maintenance and general administrative expenses if the actual costs are higher than those reflected in Airlines’ estimated block hour rates.

            Under the terms of the capacity purchase agreement, we began negotiations with Continental in the fall of 2005 to set the rates for 2006.  Although the agreement calls for rates to be set by November 1, we are still negotiating rates for 2006.  As of this time, neither party has requested arbitration to establish the rates.  In the meantime, Continental is paying us at the rates applicable in December 2005.  Any agreement we reach on the 2006 rates will be applied retroactively to January 1, 2006.

            2001-2004.  A reconciliation payment was made by Continental to Airlines, or by Airlines to Continental, if the operating margin calculated, as described below (the "prevailing margin") was not between 8.5% and 11.5% in any fiscal quarter.  When the prevailing margin exceeded 11.5%, Airlines paid Continental an amount sufficient to reduce the margin to 11.5%.  If the prevailing margin was less than 8.5%, Continental would have paid Airlines an amount sufficient to raise the margin to 8.5%.  During 2001 to 2004, the quarterly prevailing margins, before any reconciliation payments, were never below 8.5%.  Certain items were excluded from the calculation of the prevailing margin, including:

•	actual labor costs that differed from those reflected in Airlines’ block hour rates;
•	performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations);
•	litigation costs outside the normal course of business; and
•	other costs that were not included in Airlines’ block hour rates (or covered by any adjustments to them) and were not reasonable and customary in the industry.

            If these excluded costs were higher than those anticipated in Airlines’ block hour rates, our operating margin could have been lower than 8.5% when taking these costs into account, even after any reconciliation payment was made.  Conversely, if these costs were lower than those anticipated in Airlines’ block hour rates, our operating margin could have been higher than 11.5% when taking these costs into account, even after any reconciliation payment was made.

            The table below describes how variations between Airlines’ actual costs and estimated costs, as determined in the block hour rates, were treated under the capacity purchase agreement through 2004.

Fully reconciled costs: reconciliation payment, including 10% margin, to the full extent actual costs differed from estimated costs.

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
 • Depreciation and amortization(2)
 • Pilot training volumes
 • Glycol, de-icing, snow removal
 • International navigational fees
 • Pilot soft time(3)

Costs within the margin band: if actual expenses in this category were sufficiently different from estimates used in the block hour rates so that the prevailing margin (calculated to exclude the impact of unreconciled costs, to the extent they differed from Airlines’ estimated costs, and other items(4)) was less than 8.5% or greater than 11.5%, then a reconciliation payment was to be made by Continental or Airlines to the other so that this prevailing margin would be 8.5% or 11.5%, as applicable.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses
Unreconciled costs: no reconciliation payment was made for actual results that differed from estimated costs.
• Wages and salaries • Benefits not included above	• Corporate headquarter rent costs

(1)

Under our fuel purchase agreement with Continental, fuel and fuel tax expense were reconciled to the lower of the actual costs or the agreed-upon caps.  Since 2003, our caps on fuel and fuel taxes have been 66.0 cents and 5.2 cents per gallon, respectively.  For 2002, the caps on fuel and fuel taxes were 61.1 cents and 5.2 cents per gallon, respectively, and for 2001, the caps were 80.9 cents and 5.6 cents per gallon, respectively.  If the fuel agreement with Continental were not in place, Airlines’ fuel cost, including related taxes, would have been $1.23 and $0.93 per gallon for the year ending December 31, 2004 and 2003, respectively.

(2)	Depreciation was reconciled for assets and capital projects accounted for in the capacity purchase agreement or those approved by Continental outside of the capacity purchase agreement.
(3)	Pilot soft time reconciliation ended March 31, 2003.
(4)

In addition to the unreconciled costs listed above, the prevailing margins used to calculate Airlines’ quarterly reconciliation payments did not take into account any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations), litigation costs outside the normal course of business and other costs that were not included in Airlines’ block hour rates (or covered by adjustments to them) and were not reasonable or customary in the industry.

            In addition, to the extent that Airlines’ rate of controllable cancellations (such as those due to maintenance or crew shortages) was lower than its historical benchmarks, Airlines was entitled to incentive payments; conversely, Airlines would have had to pay Continental if its controllable cancellations were above historical benchmarks.  Because these incentive benchmarks were based on historical five-year rolling averages of monthly controllable cancellations, lower controllable cancellations that resulted in higher incentive payments in the near term reduced Airlines’ opportunity to earn incentive payments in the future.  Also, because Airlines used monthly rolling averages, its opportunity to earn these payments in any particular fiscal quarter was affected by monthly variations in historical controllable cancellation rates.  Airlines was also entitled to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

            2005 Rate Negotiation and Amendment.  As part of the 2005 rate negotiation, we agreed to cap Airlines’ prevailing margin at 10.0%.  Airlines also now includes previously unreconciled costs, as discussed previously, within the margin band, although it is not reimbursed if these costs are higher and cause its prevailing margin to fall below the 8.5% margin floor.  In addition, Airlines is still entitled to receive incentive payments from Continental if its rate of controllable cancellations is lower than its historical benchmark, but is not required to pay Continental a penalty for controllable cancellations unless the rate rises above 0.5%.  Airlines continues to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

            The table below describes how variations between Airlines’ actual costs and estimated costs, as determined in the block hour rates, have been treated under the capacity purchase agreement since January 1, 2005.

Fully reconciled costs: reconciliation payment, including 10% margin, to the full extent actual costs differ from estimated costs.

 • Fuel and into-plane expenses(1)
 • Aircraft rent
 • Terminal facility rent
 • On-time bonuses and 401(k) company
    match under current plans
 • Taxes (other than income taxes)
 • Passenger liability insurance
 • Hull insurance
 • War risk insurance
 • Landing fees
 • Ground handling services

 • Administrative services provided by
    Continental
 • Third-party security and screening
   expenses
 • Substantially all regional jet engine
   expenses under current long-term
   third-party contracts
 • Depreciation and amortization(2)
 • Glycol, de-icing, snow removal
 • International navigational fees

Costs within the margin band: if actual expenses in this category are sufficiently different from estimates used in the block hour rates so that the prevailing margin is less than 8.5% or greater than 10.0%, then a reconciliation payment will be made by either Continental or Airlines to the other so that this prevailing margin will be 8.5% or 10.0%, as applicable.  If the prevailing margin is less than 8.5% due to impact of certain costs, as described below, or if the prevailing margin is above 10.0% due to other items(3), no reconciliation payments would be made from either Continental or Airlines.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses

(1)

Under our fuel purchase agreement with Continental, fuel and fuel tax expense are reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on Airlines’ fuel purchase agreement with Continental.  If the fuel purchase agreement with Continental were not in place, the fuel cost, including related taxes, would have been $1.80 per gallon for the year ended December 31, 2005.

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

            In 2005, the fully reconciled costs and costs within the margin band under the capacity purchase agreement represented approximately 64% and 36% of total operating costs, respectively.

            Certain costs that were unreconciled under the capacity purchase agreement prior to 2005 now require Airlines to make a reconciliation payment to Continental if the differences cause the prevailing margin to be greater than 10.0%.  However, if the differences cause the prevailing margin to be less than 8.5%, they remain unreconciled.  These costs are:

•	wages and salaries; and
•	benefits not included in the table above.

            2006 Rate Setting.  We negotiate with Continental to adjust the scheduled block hour rates annually as required under the capacity purchase agreement.  Because we have not agreed on the 2006 rates, Continental has agreed to continue paying Airlines at the December 2005 rates until an agreement is reached.  Any agreement to revise the current rate structure will be retroactive to January 1, 2006.  We cannot currently estimate what the 2006 rates will ultimately be.  If we cannot agree on the annual rates, the capacity purchase agreement allows either party to submit the matter to arbitration.

            Scope of Agreement and Exclusive Arrangement.  Subject to the aircraft withdrawal beginning in December 2006, the capacity purchase agreement covers Airlines’ existing fleet of 266 aircraft, as well as the eight aircraft subject to firm orders at December 31, 2005 (three of which were delivered as of February 27, 2006).  The agreement allows us to be Continental’s exclusive regional jet service provider at Newark’s Liberty International, Houston’s Bush Intercontinental and Cleveland’s Hopkins International airports through December 31, 2006.  However, the capacity purchase agreement permits up to 10 regional jet flights per day at each of these hubs by regional airlines that have arrangements with Continental’s airline code-share partners.  This exclusivity would automatically and permanently terminate upon the occurrence of a union-authorized strike.  Otherwise, the agreement does not prohibit Continental from competing, or from entering into agreements with other airlines that would compete, with routes we serve.

            The capacity purchase agreement permits us to fly under our own code or on behalf of other airlines.  However, there are provisions in the capacity purchase agreement stating that:

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

            Because our license from Continental to use the Continental Express name and other trademarks is non-exclusive, Continental is not prohibited from flying its own planes or permitting other airlines to operate under the Continental Express name.

            The capacity purchase agreement also provides that Continental has the right to withdraw a limited number of our regional jets covered by the agreement at any time, provided that we receive at least 12 months’ notice.  On December 28, 2005, Continental gave us such a notice with respect to 69 aircraft, the maximum number that it could currently withdraw from the capacity purchase agreement.  Under the terms of the agreement, Continental cannot withdraw additional aircraft from the agreement until December 28, 2009 unless the agreement is terminated early, which Continental can currently do with twelve months’ notice.  With respect to the 69 aircraft released from the capacity purchase agreement, all of which were leased or subleased from Continental, we have the option to:

•

fly the released aircraft for other parties or under our own code, subject to our ability to obtain facilities, such as gates and slots, and subject to any enforceable restrictions in the capacity purchase agreement;

•	sublease the aircraft to other parties; or
•	decline to fly these aircraft and cancel the related leases or subleases with Continental.

            If we elect to retain the aircraft released from the capacity purchase agreement, the capacity purchase agreement contains a provision calling for the interest rate implicit in calculating the scheduled lease payments to Continental to increase by 200 basis points.  See "— Aircraft Financing."  If we elect not to retain these aircraft, the related leases or subleases between us and Continental will be canceled, and Continental will take possession of the aircraft.  In that event, Continental will be responsible for all direct reasonable costs we incur in removing those aircraft from our fleet, including purchasing any excess spare part inventory we may have related to these aircraft at net book value.

            So long as scheduled flights under our capacity purchase agreement with Continental represent at least 50% of all our scheduled flights, or at least 200 of our aircraft are covered by the agreement, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the agreement above all of our other flights and aircraft.

            Code-Sharing and Marketing.  The capacity purchase agreement authorizes us to use Continental’s two-letter flight designator code (CO*) to identify Airlines’ flights in the central reservation system, to paint our aircraft with its branding and to market and advertise our status as being a part of the Continental route system.  The agreement also gives us a non-exclusive license to fly under the Continental Express name.  Passengers on Airlines’ scheduled flights under the capacity purchase agreement can earn rewards under Continental’s OnePass frequent flyer program.  We do not pay fees with respect to these services.

            Aircraft Financing.  Airlines currently leases or subleases all of its existing aircraft from Continental.  As of February 27, 2006, Airlines has 269 aircraft in its fleet and expects to take delivery of the remaining five aircraft under firm orders by June 30, 2006 under the same financing terms involving Continental.  Under the capacity purchase agreement, Continental is required to purchase or lease from Embraer or its designee aircraft to be flown under the capacity purchase agreement, participate in the financing and to lease or sublease these aircraft to us.  Aircraft withdrawn from the capacity purchase agreement become “Uncovered Aircraft” as defined in the agreement, and the capacity purchase agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental under the relevant leases or subleases to automatically increase by 200 basis points.

            The 100 ERJ-145XR aircraft that we have options to purchase would also be Uncovered Aircraft since Continental has declined to include them under the capacity purchase agreement.  These option aircraft may be exercised for other types of aircraft within the ERJ-145 line of aircraft, which include the ERJ-135, ERJ-145 and ERJ-145XR (“ERJ-145 Family”).  While we retain the right to exercise these options, we would have to finance our acquisition of these aircraft independently.  We expect to notify Embraer of our intentions regarding the first 25 option aircraft in March 2006.

            Continental has the right to terminate, at any time, any Uncovered Aircraft sublease and take possession of the aircraft so long as it provides us a replacement aircraft and we can obtain financing reasonably satisfactory to us.  If we do not obtain such financing, Continental cannot require us to take the replacement aircraft.

            Continental does not have any obligation to finance, arrange to finance or participate in the financing of any aircraft acquired outside the capacity purchase agreement.

            Airport Facilities, Slots and Route Authorities.  Most of the airport facilities that Airlines uses are leased from airport authorities by Continental.  Under Airlines’ master facility and ground handling agreement with Continental, Airlines is entitled to use these facilities to fulfill its obligations under the capacity purchase agreement.  However, we are generally not entitled to use airport terminal facilities leased by Continental to service other carriers or operate flights under our own code without Continental’s approval.  Further, we must use those facilities that are non-terminal facilities on a priority basis to support the scheduled flights that Airlines flies on behalf of Continental so long as those flights constitute at least 50% of our total scheduled flights or at least 200 of our aircraft are covered by the capacity purchase agreement.

            In November 2003, Airlines’ master facility and ground handling agreement with Continental was amended to clarify how airport terminal rent expenses would be allocated to Airlines by Continental at the airport locations where Airlines operates.  Under this amendment, all terminal facility rents at Continental’s hub airports are now borne by Continental, and Airlines pays for incremental rent at other Continental-managed locations, unless Continental does not operate any scheduled aircraft there during a quarter.  Airlines is responsible for the rent expense at locations where Continental does not operate any aircraft.  At locations Airlines manages, rent is allocated between Continental and Airlines based on the number of each carrier’s respective passengers.  This change reduced Airlines’ annual terminal facility rent costs by approximately $30 million in 2004 as compared to the rent allocation method under its previous agreement with Continental.  Since terminal facility rent is a fully reconciled cost, as described above under "—2005 Rate Negotiation and Amendment," this change reduced our 2004 operating income by approximately $3.3 million.

            Continental is generally responsible for all capital and start-up costs for airport terminal facilities at its hub airports and at any other facilities where it elects to provide ground handling services to Airlines.  If Continental elects to provide ground handling services at any facility where Airlines previously did so, Continental will reimburse Airlines for most of the capital and start-up costs Airlines incurred at that facility.  We are generally responsible for capital and start-up costs associated with airport terminal facilities where Airlines flies and any non-terminal facilities not regularly used by Continental.  If Airlines exits a market at the direction of Continental (and we do not re-enter that market within six months flying under our own code or that of an airline other than Continental), Continental will reimburse us for certain losses incurred in connection with the closure of the related facility. If the capacity purchase agreement is terminated, we may be required to vacate the terminal facilities (or all facilities if the termination results from our material breach of the agreement) that are subleased to Airlines by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any of the facility leases in our name.

            In addition, there are provisions in the capacity purchase agreement that require us to use commercially reasonable efforts to transfer, subject to applicable laws, to Continental or its designee any of our airport take-off or landing slots, route authorities or other regulatory authorizations used for Airlines’ scheduled flights under the agreement.

            Ground Handling.  Airlines provides ground handling and other support services, including baggage handling, station operations, ticketing, gate access and other passenger, aircraft and traffic servicing functions for Continental at several of our airport locations.  In exchange, Continental pays us an amount equal to Airlines’ incremental cost for providing these services.  Continental provides the same services for Airlines at its stations, including its hub airports.  The cost for these services is based on the number of scheduled aircraft and the rates stipulated in the capacity purchase agreement.

            Most Favored Nations.  So long as Continental is our largest customer, if we enter into a capacity purchase or economically similar agreement with another major airline (defined as any airline with annual revenues greater than $500 million, prior to adjustment for inflation since 2000) to provide regional airline service for more than 10 aircraft on terms and conditions that are, in the aggregate, less favorable to us than those in the capacity purchase agreement, the capacity purchase agreement has a provision that may allow Continental to amend its agreement with us to conform to the terms and conditions of our new agreement.

            Change of Control.  So long as Continental is our largest customer, if we experience a change of control without its consent, there are provisions in the capacity purchase agreement that may cause Airlines’ block hour rates to be reduced by an amount approximately equal to the operating margin built into those rates.  Under the capacity purchase agreement, a change of control of our company is defined as:

•

our merger or consolidation with a major airline, i.e., an airline other than Continental or its subsidiaries that had more than $500 million of revenue, adjusted for inflation since 2000, (or, if we are the surviving entity, $1 billion of revenue) during the most recently completed fiscal year;

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

•	our acquisition of airline assets that generated more than $500 million, prior to adjustment for inflation since 2000, of revenue during the most recently completed fiscal year;
•	our merger or consolidation with another entity following which our stockholders own less than a majority of the voting securities of the surviving entity;
•	the sale or other disposition of all or substantially all of our airline assets to a major airline;
•	our liquidation or dissolution, in connection with which we cease operations as an air carrier;
•	a majority of our directors are neither our current directors or individuals nominated by a majority of our board of directors; or
•	our entering into definitive agreements relating to the foregoing matters.

            Labor Disruption.  Upon the occurrence of a union-authorized labor strike, the capacity purchase agreement provides that:

•

Airlines will no longer have the right to be Continental’s exclusive provider of regional jet service at its hub airports in New York/Newark, Houston and Cleveland, regardless of the length of the strike;

•	Airlines will be compensated only for the flights it completes, and will not be compensated for any controllable or uncontrollable cancellations regardless of its historical cancellation rates;
•

on each of the 2nd, 15th, 30th, 45th, 60th and 75th days of the strike, Continental will be entitled to terminate Airlines’ leases or subleases for, and take immediate possession of, up to 20 of Airlines’ aircraft covered by the capacity purchase agreement, up to a maximum of 120 aircraft if the strike extends to the 75th day;

•

we will be required to provide to Continental or its designee, for the duration of the strike and 180 days thereafter and at market rates, first-priority access to all of our flight simulators, hangars, training and other facilities and inventory to the extent necessary to enable Continental or its designee to operate any aircraft of which Continental takes possession as a result of the strike; and

•

if the strike continues for 90 days or more, Continental is entitled to terminate the capacity purchase agreement for cause, cancel Airlines’ leases or subleases and take immediate possession of all of the aircraft covered by the capacity purchase agreement.

            In addition, a labor disruption other than a union-authorized strike may cause us to be in material breach of the capacity purchase agreement.  Under the capacity purchase agreement, whenever Airlines fails to complete at least 90% of its aggregate scheduled flights (based on available seat miles) in three consecutive calendar months or at least 75% of its aggregate scheduled flights (based on available seat miles) in any 45-day period (in each case, excluding flights cancelled due to union-authorized labor strikes, weather, air traffic control or non-carrier specific airworthiness directives or regulatory orders), we will be deemed to be in material breach of the capacity purchase agreement.  A labor disruption other than a union-authorized strike could cause Airlines to fail to meet these completion requirements and, as a result, cause us to be in material breach of the capacity purchase agreement.  See further discussions below regarding remedies for breach of the capacity purchase agreement by either Continental or us.

            Term and Termination of Agreement and Remedies for Breach.  The capacity purchase agreement is scheduled to expire on December 31, 2010.  Continental has the option to extend the term of the agreement with 24 months’ notice for up to four additional five-year terms through December 31, 2030.

            Continental may terminate the agreement early with 12 months’ notice, or for cause at any time without notice for cause.  “Cause” is defined as:

•	our bankruptcy;
•	suspension or revocation of Airlines’ authority to operate as a scheduled airline;
•	cessation of Airlines’ operations as a scheduled airline, other than as a result of a union-authorized labor strike or any temporary cessation not to exceed 14 days;
•	a union-authorized labor strike that continues for 90 days; or
•	our intentional or willful material breach that substantially deprives Continental of the benefits of the agreement, which is not cured within 90 days of notice of the breach.

            Continental may also terminate the agreement at any time upon our material breach that does not constitute cause, but continues uncured for 90 days after we receive notice of the breach.  If we materially breach the agreement (including for cause) and, for breaches other than cause, fail to cure the breach within 60 days after we receive notice of the breach, we will have to pay Continental an amount equal to the expected margin contained in the block hour rates for scheduled flights from the 60th day (or immediately, without receipt of any notice, if the breach is for cause) until the breach is cured.  In addition, Continental may terminate the agreement immediately without notice or giving us an opportunity to cure if it makes a reasonable and good faith determination, using recognized standards of safety, that there is a material safety concern with our operation of any flight under the capacity purchase agreement.

            If Continental materially breaches the agreement and fails to cure the breach within 60 days after we notify it of the breach, we will be entitled to obtain our payments directly from Airline Clearing House, Inc. from the 60th day for the duration of the default.  In addition, Continental and we are each entitled to seek damages in arbitration and to reach equitable remedies.

            Disposition of Aircraft upon Early Termination.  If Continental terminates the capacity purchase agreement for cause, it will also have the right at that time to terminate Airlines’ leases or subleases for aircraft covered by the agreement and take possession of these aircraft.  If Continental terminates the capacity purchase agreement for any reason other than for cause, we have the option to cancel all or any number of our leases or subleases with Continental for aircraft covered by the agreement at the time of termination.  However, if Airlines terminates any of these subleases, it will lose access to the subject aircraft, which would reduce the size of our fleet and affect our future ability to generate revenue.  If Airlines elects not to terminate these leases or subleases, the capacity purchase agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental under the relevant leases or subleases to automatically increase by 200 basis points.

            Amendment of Embraer and Rolls Royce Contracts.  We are prohibited, without Continental’s consent, from amending Airlines’ aircraft purchase agreements with Embraer to change the pricing, financing or leasing arrangements, number or delivery schedule of firm order or option aircraft subject to the agreements, or to make any other changes that may be expected to adversely affect Continental’s rights under the capacity purchase agreement or our ability to perform our obligations under the capacity purchase agreement.  We have also agreed to consent to any amendment of Airlines’ Embraer aircraft purchase agreements that reduces the financing or other obligations of Continental, provided that the amendment does not increase Airlines’ obligations under these agreements.  We are also prohibited, without Continental’s consent, from amending our power-by-the-hour agreement with Rolls Royce Corporation (“Rolls Royce”) in any manner that adversely affects Continental’s or our engine maintenance costs for the aircraft subject to the capacity purchase agreement.  With Continental’s consent, we agreed to a five-year extension of our agreement with Rolls Royce and expanded the scope of its coverage in 2003 and 2004, respectively.

            Indemnification.  In general, we have agreed to indemnify Continental and it has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the capacity purchase agreement or caused by our respective actions or inactions under the agreement.

            Board Designee.  In October 2005, Continental relinquished its right under our capacity purchase agreement to nominate a director to our board.

            Other Agreements with Continental.  In connection with the capacity purchase agreement, we also entered into an administrative services agreement, under which Continental provides us with services such as information technology support, transaction processing, insurance and risk management and treasury administrative services, corporate real estate and environmental affairs.  Airlines also has a fuel purchasing agreement with Continental, under which Continental manages all of Airlines’ fuel purchasing requirements.  Continental charges us for these services and the cost is included in the block hour rate pricing arrangement in the capacity purchase agreement.

            In addition, we have a tax agreement with Continental that provides, among other things, for our payment to it of all or a significant portion of the tax benefits we realize as a result of an internal reorganization performed before our initial public offering in 2002.  Since our initial public offering, we have made net payments of approximately $98.8 million to Continental under the tax agreement and could pay Continental as much as an additional $257.4 million through 2017.  See Item 8.  "Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9" for a detailed discussion of our income taxes and our tax agreement with Continental.

Aircraft Fleet

            Our Fleet.  We operate a fleet of 266 Embraer ERJ-135, ERJ-145 and ERJ-145XR aircraft as of December 31, 2005.  We expect to take eight additional aircraft in 2006 (three of which have been delivered as of February 27, 2006) for a total fleet count of 274 aircraft.  We have no obligation to take any of the aircraft under firm commitments unless they are financed by a third party and leased to Continental or us.

            The capacity purchase agreement provides that through December 31, 2006 all of the 274 Embraer regional jets will be leased or subleased from Continental to us.  On December 28, 2005, Continental notified us that it intends to withdraw 69 aircraft, or 25% of the capacity currently under the capacity purchase agreement, beginning December 28, 2006.  The withdrawal schedule that Continental included in its notice is as follows:

Withdrawal Month	Aircraft Withdrawn	ERJ-145XR	ERJ-145LR

December 2006	2	1	1
January 2007	10	5	5
February 2007	12	8	4
March 2007	12	8	4
April 2007	12	8	4
May 2007	15	10	5
June 2007	6	4	2

Total	69	44	25

            Under the terms of the capacity purchase agreement, we have nine months (from the date of Continental’s withdrawal notice) to decide if we will continue to lease or sublease any or all of these aircraft or return them to Continental.  Continental could withdraw additional aircraft beginning December 28, 2009, with 12 months’ prior notice.  In addition, Continental can terminate the agreement at anytime with 12 months’ notice, under which withdrawal would be limited to 15 aircraft per month. If we return the aircraft to Continental, it would incur costs associated with terminating the leases or subleases under the terms of the capacity purchase agreement.

            The operational capability of the ERJ-135 and ERJ-145 is 1,100 nautical miles.  The ERJ-145XR, with a 1,500 nautical mile range, continues to create opportunities for us to expand Continental’s network more economically to cities beyond its prior reach.  Each of our aircraft is equipped with advanced technology and certifications that aid our operation in challenging weather conditions, as well as allowing for more cost-effective operations at higher flight levels.

            Our fleet offers a seamless service experience to Continental’s passengers.  Our planes feature overhead baggage compartments, under-seat baggage storage, leather seating, lavatories, in-flight meal and beverage service capabilities and jet-bridge loading in most locations.  Two differentiating features of our aircraft from mainline aircraft are the seating configuration (no middle seats) and the opportunity for passengers to gate-check larger carry-on luggage and continue on to their connecting flight without a trip to baggage claim.

            We have options for 100 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  During 2005, Continental declined the right to exercise any of these options.  Continental is not required to participate in the financing for any option aircraft that we acquire.  We have no firm orders for additional aircraft other than the five remaining Embraer ERJ-145XR at February 27, 2006. We expect to notify Embraer of our intention regarding the first 25 option aircraft in March 2006.

            Maintenance of Aircraft.  We maintain our aircraft on both a scheduled and as needed basis using primarily our own trained and FAA-certified personnel and facilities.  We emphasize preventive maintenance in addition to inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our facilities in Burlington, Vermont; Cleveland, Ohio; Houston, Texas; Knoxville, Tennessee; Richmond, Virginia; Louisville Kentucky; Shreveport, Louisiana and Newark, New Jersey.  We also perform line maintenance at our satellite maintenance stations.  We maintain an inventory of aircraft spare parts to ensure the reliability of our operations and utilize a computerized tracking system to increase maintenance efficiency and avoid excess inventory of spare parts.

            We have a power-by-the-hour agreement with Rolls Royce to maintain the engines on our aircraft through April 2015.  Under the agreement, we are charged a fixed rate based on flight hours incurred during a month.  The rates are subject to annual revisions based on specific labor and materials indices.  We also have power-by-the-hour agreements with other vendors to cover various components and systems on the aircraft, such as auxiliary power units, avionics, environmental controls, tires, wheels and brakes.  For 2005, approximately 70% of our maintenance, materials and repairs cost consisted of power-by-the-hour expenses.  We believe that these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected maintenance expense during the aircraft lease terms.

            In 2005, ExpressJet Services, our repair and overhaul subsidiary, received a repair station certificate from the FAA enabling it to provide services to third parties.  ExpressJet Services currently offers a variety of composite and sheet metal repair and overhaul services, including thrust reverser repairs, engine cowlings and engine nose section repairs, on many diverse aircraft types.  We believe ExpressJet Services allows us to pursue a strategy that leverages our expertise in aircraft reliability.

Industry

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

            The current strategies of the major carriers include:  lowering operating costs to match the revenue generating capability of their aircraft; broadening their international networks to avoid domestic low-cost competition and to capture the higher fares paid on international routes; continuing to focus on business travelers, who historically have paid higher fares; fighting to maintain capacity and market share against low-cost carriers domestically; and bringing additional connecting traffic into their networks through new alliances.  Airlines have faced unprecedented challenges over the last five years, including the terrorist attacks in September 2001, severe acute respiratory syndrome, the war in Iraq, underfunded defined benefit pension plans and record high fuel prices.  Two additional items added pressure to the major airlines:  the Internet as a distribution system and low-cost carriers.  The Internet allows passengers to instantaneously compare all of the major network and low-cost airlines’ pricing, largely eliminating lucrative travel agent and corporate contracts.  In addition, the low-cost carriers continue to gain market share at the expense of the majors by offering passengers no-frills travel at low fares.  All of these factors have led four of the six major airlines listed above to file for Chapter 11 bankruptcy protection, and caused all of the six airlines to seek wage and work rule concessions from their employees and concentrate on drastically reducing costs in their overall networks, including bidding out regional flying to save money for the overall network.  For the two major carriers, Continental and American Airlines, that have not filed for Chapter 11 protection, there are further challenges as the bankrupt carriers run their operations to generate cash under bankruptcy protection versus operating under a long-term viable business plan, which requires paying bills regularly.

            Regional airlines typically operate under capacity purchase arrangements or prorate agreements with major airlines.  The capacity purchase arrangement allows a regional airline to sell all of its capacity to the major airline at a contracted price and concentrate on the operation and efficiency of the aircraft versus marketing and scheduling the airline.  The capacity purchase agreement provides some protection from industry conditions as well as a more predictable income stream.  In this model, major carriers use the regionals to serve smaller communities more economically than with larger jet aircraft to add departures at certain times of the day in large markets to protect market share and to expand their network into new communities.  Prorate agreements are less common today and provide regional carriers a portion of the passenger revenue from the purchased ticket.   Under a prorate agreement, regional airlines are typically less insulated from industry conditions, such as low fares and high fuel prices.  However, prorate agreements allow regional airlines scheduling control of their aircraft, so the focus is to maximize profits rather than bring connecting traffic into the major’s hub.

            Currently, we, as well as Air Wisconsin, Mesa Airlines, Mesaba Airlines, Pinnacle Airlines, Republic Airways, SkyWest Airlines, including Atlantic Southeast Airlines, and Trans States Airlines, operate under some form of capacity arrangement.  Mesa Airlines also performs some prorate flying.  Other regional airlines, such as American Eagle, Comair and Horizon Airlines, are wholly owned subsidiaries of major airline holding companies.

            The principal challenge facing the regional airline industry currently is the state of the overall airline industry and its effect on the major airlines.  Since all of the regional airlines depend upon agreements with the major airlines, the financial health of the major airlines is fundamental to the regional airlines’ business model.  With a majority of the major carriers in bankruptcy, regional carriers have seen unprecedented challenges.  For instance,

•	Mesaba Airlines’ holding company filed for Chapter 11 bankruptcy protection during 2005 after Northwest awarded its flying to other partners;
•

SkyWest Airlines purchased Atlantic Southeast Airlines from Delta Air Lines and paid aircraft deposits to lengthen the term of their contract with Delta Air Lines after Delta Air Lines’ Chapter 11 filing; and

•	Northwest Airlines bid out all of Pinnacle Airlines’ flying during 2005 (a replacement carrier has not been named to date) and formed a subsidiary designed to fly 70 and 100-seat regional jets.

            Other items affecting regional carriers include:  increasing domestic air traffic making operating in high density environments more difficult, and size and passenger perceptions of regional aircraft.

Competitors

            Our main competitors include Mesa Airlines, Mesaba Airlines, Pinnacle Airlines, Republic Airways and SkyWest Airlines, including Atlantic Southeast Airlines.  We also compete with other regional airlines, such as American Eagle, Comair and Horizon Airlines, which are wholly owned subsidiaries of major airline holding companies.  The three main areas of competition are:  costs, customer service and operational reliability.

            Due to the variations among the contracts under which regional airlines operate, cost comparisons between regional airlines are extremely difficult.  We believe that Airlines is one of the most cost-efficient providers of regional jet service due to the efficiencies it realizes by operating a single fleet type and the economies of scale it achieves as one the world’s largest regional airlines and the launch customer for the Embraer ERJ-145 product line.

            We also believe that Airlines provides one of the highest levels of customer service in the regional industry as evidenced by its top-tier performance in the Department of Transportation (‘DOT”) monthly surveys on customer complaints, mishandled bags and on-time operations.  In terms of reliability, Airlines accomplished a controllable completion factor, which excludes weather and air traffic control cancellations, of 99.7% for the year ended December 31, 2005 versus our benchmark used for incentive payment calculations of 99.3%.  Our strong operational performance resulted in receipt of $4.2 million in incentive payments from Continental in 2005.

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

            We also operate under an air carrier operating certificate issued by the FAA which may be amended, modified, suspended or revoked if safety in air commerce or air transportation and the public interest so require.  The FAA regulates airlines, primarily in the areas of flight operations, maintenance, ground facilities and other technical matters.  Under these regulations, we have established, and the FAA has approved, a maintenance program for the aircraft that Airlines operates, which provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.

            The Aviation and Transportation Security Act of 2001 (“ATSA”) federalized substantially all aspects of civil aviation security and created the Transportation Security Administration (“TSA”) under the Department of Homeland Security.  Under the ATSA, all security screeners at airports are either federal employees or contractors hired directly by the TSA, and other significant elements of airline and airport security are overseen by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners.  The law mandated improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger and cargo data to the U.S. Bureau of Customs and Border Protection and enhanced airline employee background checks.

            Funding for airline and airport security under the law is provided by a $2.50 per enplanement ticket tax (up to $5.00 per one-way trip) and an additional Aviation Security Infrastructure Fee (“ASIF”) on air carriers in an amount not to exceed the amounts paid in calendar year 2000 by air carriers for screening passengers and property.  In February 2002, air carriers began collecting the new ticket tax from passengers, and became subject to the new fee on air carriers.  The Emergency Wartime Supplemental Appropriation Act of 2003 temporarily suspended the collection of the new ticket tax for ticket sales from June 1 to September 30, 2003 and the additional ASIF on air carriers.  Since September 2003, both the enplanement tax and air carrier portions have resumed.  On January 3, 2006, Airlines and 42 other carriers received demand notices from the TSA related to the alleged underreported, uncollected ASIF.  Airlines was invoiced by the TSA for an additional $2.1 million for 2005, due on or before February 2, 2006.  We recorded this additional liability as of December 31, 2005, of which $0.8 million was recorded as additional security expense pursuant to a previously agreed allocation methodology with Continental.  On January 16, 2006, Continental and we jointly submitted a letter to the TSA seeking a joint administrative review of the ASIF assessments and a stay of any related payments.  At this time, we cannot predict the outcome of such review.

            The law also required the Undersecretary of Transportation of Security to assume all the civil aviation security functions and responsibilities related to passenger screening.  Checked baggage must be screened by explosives detection systems, which has required significant equipment acquisition by the government and the implementation of facility and baggage process changes.  Further implementation of the requirements of the ATSA and other security laws and regulations have resulted in increased costs for airlines and passengers, delays and disruptions to air travel and reduced demand.  The TSA has issued regulations implementing the ATSA, including requirement for air carrier security programs and substantial civil penalties for violations. Under The Arming Pilots Against Terrorism Act, the TSA has established a program to arm volunteer pilots of air carriers to protect aircraft.  The TSA is currently testing a new “Secure Flight” passenger screening program with the assistance of U.S. airlines.

            Our operations are also subject to increasingly stringent federal, state and local laws protecting the environment.  In 2005, the TSA, FAA, Environmental Protection Agency (“EPA”), Food and Drugs Administration all have proposed rulemaking that is pending and this trend is expected to continue in 2006.  These future regulatory developments could adversely affect operations and increase operating costs in the airline industry.

Employees

            As of January 31, 2006, we had approximately 6,700 employees, comprised of approximately 2,500 pilots and instructor pilots, 1,100 flight attendants, 1,100 customer service personnel, 1,100 mechanics and 100 other maintenance personnel, 80 dispatchers and 700 supervisors, management and support personnel.

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

            The following table, as of January 31, 2006, reflects our principal collective bargaining agreements and their respective amendable dates:

Employee Group	Approximate Number of Employees	Representing Union	Contract Amendable Date

Pilots and Instructors	2,500	Air Line Pilots Association, International	December 2008
Mechanics	1,100	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,100	International Association of Machinists and Aerospace Workers	December 2004
Dispatchers	80	Transport Workers Union of America	July 2009

            After amending our collective bargaining agreements with our pilots, mechanics and dispatchers, we began negotiations with our flight attendants in November 2004.  In September 2005, the International Association of Machinists and Aerospace Workers (“IAM”), who represents our flight attendants, and Airlines applied for federal mediation. Our negotiations were temporarily placed in recess by the mediator, with no specified deadlines or dates for continued negotiations.  We believe that a mutually acceptable agreement can be reached with our flight attendants, although the ultimate outcome of these negotiations is unknown at this time.

Item 1A.  Risk Factors

Factors that May Affect our Future Operating Results and Financial Condition

            Our actual results of operations and financial condition may vary materially from those anticipated, estimated or projected by us.  Among the key factors that could have an adverse effect on our future operating results and financial condition are those set forth below.

We may not be able to design and execute satisfactory, income-generating arrangements for the 69 aircraft that Continental intends to withdraw from the capacity purchase agreement

            We received notice on December 28, 2005 from Continental of its intention to reduce by 69 the number of aircraft that we operate under the capacity purchase agreement (a 25% reduction of capacity) beginning in December 2006.  We have nine months from the date of notice to respond to Continental and exercise our option to either retain or return the aircraft.  We are currently evaluating whether to retain the aircraft or return them to Continental.  If we retain the aircraft, we cannot guarantee that we will be able to identify or profitably execute any income-generating arrangements such as flying these aircraft under our own designator code or for other parties or by subleasing them to third parties.  Additionally, so long as Continental is our largest customer, if we enter into a capacity purchase or similar arrangement with another carrier, that has annual revenues greater than $500 million (prior to adjustment for inflation since 2000), for more than 10 aircraft at a less favorable net benefit to us than our capacity purchase agreement with Continental, then the capacity purchase agreement has a provision that may allow Continental to amend its agreement with us to be equally favorable.  This most-favored-nations clause, as well as scope clauses in the collective bargaining agreements of other major carriers, additional costs to put in place an infrastructure to support these aircraft independent of Continental and other external factors (e.g., the U.S. economy, regulatory requirements, etc.) may limit our ability to economically secure other arrangements for these aircraft.

We depend on the financial and operational stability of Continental

            We are directly affected by the financial and operation stability of Continental.  Continental provides substantially all of our revenue through our capacity purchase and other agreements.  Despite improvements during the past year, the U.S. domestic airline environment continues to be extremely challenging.

            Since September 11, 2001, Continental has reported significant losses, excluding special items.  For the year ended December 31, 2005, Continental reported a net loss of $68 million and has indicated that its business and financial results are affected by and are subject to a number of factors, many of which are uncontrollable, such as low-cost competitors, the low-fare environment, higher fuel prices, pension liability, terrorist attacks and adverse regulatory rulings.

            We cannot predict the future impact of these factors on Continental.  Furthermore, high fuel prices, the long-term impact of the changes in fare structures (most importantly in relation to business fares), booking patterns, low-cost competitor growth, customers’ direct booking on the internet, competitor bankruptcies, and other changes in industry structure and conduct cannot be predicted at this time, but could have a material adverse effect on both Continental’s and our financial condition, liquidity and results of operations.

Our annual rate resetting process under the capacity purchase agreement with Continental may result in arbitration

            Under the capacity purchase agreement, we receive payment for each scheduled block hour in accordance with a formula designed to provide us with a target operating margin of 10.0%.  Since we have not agreed with Continental on rates for 2006, Continental has agreed to continue paying Airlines at the December 2005 rates until an agreement is reached.  Any agreement to revise the current rate structure will be retroactive to January 1, 2006.  We may not be successful in negotiating the rates for 2006 or may not be able to retain our current target operating margin of 10.0%, considering the current challenges facing regional carriers, as described in Item 1. “Industry” section above, and, ultimately, may have to submit our disagreement to arbitration.

Our capacity purchase agreement with Continental can still be terminated, even after the recent fleet reduction notice

            Beyond the 25% reduction notice, Continental can terminate our capacity purchase agreement at any time with 12 months’ notice.  If the agreement were terminated, our revenue would be substantially eliminated after the pertinent wind-down period, as we receive substantially all of our current revenues from our agreement with Continental and we would incur significant losses unless we were able to make other arrangements.  We cannot be certain that we would be able to enter into substitute arrangements, or if we could, that they would be as favorable to us as our capacity purchase agreement with Continental.

            Our capacity purchase agreement is scheduled to terminate on December 31, 2010, subject to renewal by Continental through December 31, 2030.  However, Continental can terminate the agreement:

•	at any time for any reason with a minimum 12 months’ notice;
•	for cause, as described in “—Capacity Purchase and Other Agreements with Continental,” at any time without giving us notice or an opportunity to cure;
•

at any time upon our material breach that does not constitute cause, including our failure to complete a specified percentage of our scheduled flights, if the breach continues for 90 days after we receive notice of the breach; and

•

at any time, without giving us notice or an opportunity to cure, if Continental reasonably and in good faith determines, using recognized standards of safety, that there is a material safety concern with our operation of any flight under the capacity purchase agreement.

            As of the date of this report, we have not received any notice from Continental other than the aircraft withdrawal notice described above.

We may lose access to our aircraft, facilities and regulatory authorizations, as well as any airport related services that Continental currently provides to us

            We sublease or lease all of our aircraft from Continental.  In addition, the regional jets subject to our remaining firm orders will be leased by Continental and then subleased to us.  If Continental terminates the capacity purchase agreement for cause, it will have the right to terminate our leases and subleases for aircraft covered by the capacity purchase agreement at the time of termination.  Additionally, if Continental’s financial condition deteriorated and it filed for bankruptcy protection, it would have the ability to reject the leases or subleases on our aircraft.  There can be no assurance that Continental will have sufficient liquidity to fund its future operations and other financial obligations, especially in the event additional adverse factors beyond its control occur, such as terrorist attacks, adverse regulatory rulings or higher fuel prices.

            Additionally, with the aircraft reduction notice and the potential to terminate for any reason, we may lose access to some or substantially all of our airport facilities and other services that Continental currently provides to us, as well as our take-off and landing slots and route authorities.  Continental leases most of the airport facilities that we use.  We may be required to vacate the terminal facilities (or all facilities if the termination results from our material breach of the capacity purchase agreement) that are subleased to us by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any lease in our name.  Consequently, to offer airline services, we would have to arrange to use the same or other airport facilities, take-off or landing slots, route authorities and other regulatory authorizations used for scheduled flights at potentially higher rates.  We cannot provide any assurance that we would be able to gain appropriate access to airport facilities, slots or other authorizations, or would not incur a significant increase in our costs to do so.

We may not be able to successfully replicate the current passenger, traffic handling services, administrative and other infrastructure services provided by Continental

            In connection with the capacity purchase agreement and the administrative service agreement, Continental provides a number of important passenger, traffic handling, corporate infrastructure, aviation insurance coverage, environmental compliance matters and administrative services to us.  Should we elect to insource or outsource these services to other third parties, we might not be able to replace these services on a cost-effective basis, which could have a material adverse effect on our operating results and financial condition.  Additionally, under the current regulatory environment for public companies, the corporate infrastructure and administrative system and process changes might result in control deficiencies in our internal control over financial reporting, which could result in qualified audit opinions or disclaimers for internal control over financial reporting and for the financial statements.

We may not be successful in retaining qualified personnel to maintain the current level of customer service and reliability and to design and execute our strategies in response to Continental’s aircraft reduction notice

            Wage rates, in general, are increasing.  Therefore, our employees may elect to seek other employment opportunities, thereby increasing our recruiting and training costs.  We cannot guarantee that we will be able to find qualified personnel to fill our vacancies.  Additionally, our negotiations with our flight attendants, represented by the IAM, were temporarily placed in recess by the mediator mutually requested by IAM and us, with no specified deadlines or dates for continued negotiations.  We can provide no assurance that a mutually acceptable agreement can be reached with our flight attendants.  The ultimate outcome of these negotiations is unknown at this time.

We may not be successful in implementing any diversification strategy away from passenger related airline services

            In addition to our focus on Continental’s recent aircraft reduction notice, we continue to evaluate various diversification strategies away from passenger-related airline services (such as aircraft maintenance, ground handling, crew training, etc.).  Substantial risks accompany these strategies, including:

•	our inexperience in other industries;
•	our ability to integrate these business models into our passenger airlines business model;
•	our ability to create the infrastructure necessary to support new operations;
•	our ability to obtain and finance any expansion at acceptable rates of return;
•	the condition of the U.S. economy; and
•	unanticipated competitive responses of new entrants.

We may be responsible for additional taxes as a result of our tax agreement with Continental

            We have a tax agreement with Continental that provides, among other things, for our payment to Continental of all or a significant portion of the tax benefits we realize as a result of an internal reorganization effective prior to our initial public offering in 2002.  Since that time, we have made net payments of approximately $98.8 million to Continental under the tax agreement and could pay Continental as much as an additional $257.4 million through 2017.  See Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9” for a detailed discussion of our income taxes and such agreement with Continental.  If it were determined, as a result of an income tax audit or examination, that a significant amount of these tax benefits should not have been available, thus requiring us to pay additional taxes, interest and penalties to one or more tax authorities, and if at that time Continental were unable to indemnify us for these amounts, then we could be responsible for such tax payments, interest and penalties.

We may be unable to obtain all of the aircraft, parts or related support services we expect from Embraer to operate the aircraft

            As we operate a single fleet type produced by a single manufacturer, our operations could be materially adversely affected by:

•

Embraer’s inability to fill our aircraft orders or provide sufficient parts or related support services on a timely basis especially in light of its announcement to cease the production of our current fleet type;

•	the issuance of FAA directives restricting or prohibiting the use of Embraer regional jets or parts;
•	unscheduled or unanticipated maintenance requirements; or
•	force majeure events that prevent Embraer from performing under the lease agreement.

Our wage rates will likely increase as the number of aircraft under our capacity purchase agreement decreases

            We may experience an increase in wage rates if we are required to furlough employees due to the reduction in flying for Continental.  Any furloughs would necessarily affect more junior employees under our collective bargaining agreements first, resulting in the retention of more senior employees at higher wage rates.

            Our board of directors has implemented a long-term incentive plan to incentivize management employees as we seek to replace revenues from the capacity withdrawn by Continental.  If Continental terminated the capacity purchase agreement, it might be necessary to take additional steps to ensure an orderly wind-down of that agreement.  This likely increase in wages could cause our cost structure to be less competitive when compared to other regional carriers.

Maintenance costs will likely increase as the average age of our fleet increases

            Similar to other air carriers in our industry, as the average age of our fleet increases, the maintenance costs of our fleet will likely increase.  We emphasize preventive maintenance, in addition to the inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our eight primary maintenance facilities and satellite stations located throughout the Midwest and Eastern parts of the United States.

            Additionally, we have a power-by-the-hour agreement with Rolls Royce to maintain the engines on our aircraft through April 2015.  Under the agreement, we are charged a fixed rate based on flight hours incurred during a month.  The rates are subject to annual revisions based on specified labor and material indices.  We also have power-by-the-hour agreements with other vendors to cover various components and systems on aircraft, and will continue to evaluate and implement other such agreements, as long as the terms are favorable.

            We believe that these agreements, coupled with our ongoing maintenance programs, reduce the likelihood of unexpected levels of maintenance expense during the terms of our aircraft leases or subleases.  Additionally, we continue to maintain an inventory of aircraft spare parts to ensure the reliability of the operation and utilize a computerized tracking system to increase maintenance efficiency and to avoid excess inventories of spare parts.  However, our average maintenance costs could increase and adversely impact our results of operations in the event that we have to address new FAA and/or Embraer maintenance directives or if Continental takes back the newer aircraft in our fleet.  We are not aware of any directives, changes, or out-of-the ordinary requirements from Continental related to the return of the aircraft at this time that could adversely affect our maintenance costs.

We compete with both low-cost carriers and other regional carriers, and our cost structure may not be competitive

            Because we do not control our own flight schedule under the capacity purchase agreement, only 43% of our costs related to Airlines are controlled by us.  All other costs are driven by the flight schedule determined by Continental, Continental’s own cost structure or factors that are outside our control, or in some instances even Continental’s control (such as aircraft rent, fuel, insurance, property taxes, etc.).  As a significant portion of our costs are allocated and/or inherited from Continental, we may not be able to restructure our costs effectively to compete with other low-cost and regional carriers.

Our business is subject to extensive government regulation and we may incur additional costs to comply with such regulations

            Our business is subject to extensive government regulation.  As evidenced by the enactment of the ATSA, airlines are subject to extensive regulatory and legal compliance requirements that result in significant costs.  The FAA and other governmental agencies such as the EPA from time to time issue directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures.  Some requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, potable water standards, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures conducted on older aircraft.

            We expect to continue incurring expenses to comply with these regulations.  In addition, if any of these regulations caused us to cancel flights, the resulting reduction in our revenue would not be taken into account in any reconciliation payment made under the capacity purchase agreement to maintain our operating margin within a specified range.

            Additional laws, regulations, taxes and airport rates and charges are proposed from time to time that could significantly increase the cost of airline operations or reduce revenue.  Such laws, taxes and regulations have affected all facets of our operations from security at airports, restrictions on landing, take-off, routes, restrictions on international routes, which can change spontaneously depending on the current arrangements between the United States and the foreign governments, and increases in landing fees and other airport facility charges.  We cannot be certain that current laws or regulations, or laws or regulations enacted in the future, will not adversely affect us.

We may be adversely affected by factors beyond our control, including weather conditions and the availability and cost of fuel

            Generally, revenue for airlines depends on the number of passengers carried, the fare paid by each passenger and service factors, such as timeliness of departure and arrival.  During periods of fog, icy conditions, storms, hurricanes or other adverse weather conditions, flights may be cancelled or significantly delayed.  Under our capacity purchase agreement with Continental, we are substantially protected against cancellations due to weather or air traffic control.  However, if we decide in the future to operate our aircraft for another airline or under our own flight designator code, we may not be protected against weather or air traffic control cancellations, which could adversely affect our operating results and our financial condition.

            In addition, if we operate our aircraft for another airline or under our own flight code, we could be exposed to the volatility of fuel prices.  Both the cost and availability of fuel are subject to various economic and political factors and events occurring throughout the world.  Significant changes or extended periods of high fuel cost or fuel supply disruptions would materially affect our operating results.  Our ability to pass on increased fuel costs through fare increases would be limited by several factors, including economic and competitive conditions.  Additionally, under the capacity purchase agreement, if the unavailability of fuel causes us to cancel flights, our incentive revenue would be reduced.  The cost and availability of adequate supplies of fuel could have a material adverse effect on our operating results and our financial condition in the future.

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

Item 1B.  Unresolved Staff Comments

            We do not have any unresolved staff comments as of the date of this filing.

Item 2.  Properties

Flight Equipment

            As shown in the following table, our operating fleet consisted of 266 regional jets at December 31, 2005.  Our purchase commitments (firm orders) and aircraft options as of December 31, 2005 are also shown below.

Type	Total Leased Aircraft	Firm Orders	Options	Seats in Standard Configuration

ERJ-145XR	96	8	100	50
ERJ-145	140	—	—	50
ERJ-135	30	—	—	37

Total	266	8	100

            Our options for the 100 ERJ-145XR aircraft may be exercised for some other types of aircraft within the ERJ-145 Family.  During 2005, Continental declined the right to exercise any of these options.  Continental is not required to participate in the financing for any option aircraft that we acquire.  We expect to notify Embraer of our intention regarding the first 25 option aircraft in March 2006.

            During 2005, we put 21 new ERJ-145XR aircraft into service.  We expect to take delivery of eight ERJ-145XR aircraft in 2006 (three of which have been delivered as of February 27, 2006).

            See Item 7.  "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Commitments" for a discussion of our order for new firm commitment aircraft and related financing arrangements.

Facilities

We use the following principal facilities:
•

Houston's George Bush Intercontinental – Terminal B has approximately 155,000 square feet with 31 regional jet gates.  Subject to obtaining applicable approvals, we have the ability to add one additional regional jet gate to the existing terminal. Additionally, we have remote parking positions for an additional 12 regional jets served by a bus facility as well as access to an additional nine remote parking positions near the airport's international facility.

•

Houston Maintenance Hangar – We have four maintenance bays occupying approximately 50,000 square feet and approximately 62,000 square feet of administrative space of which approximately 90% is currently occupied.

•

Houston Training Center – We have approximately 57,000 square feet containing three full-motion regional jet simulators, a full-motion cabin trainer, two fixed training devices and corresponding training and administrative space.

•

Cleveland's Hopkins International – Terminal D has approximately 106,000 square feet with 12 regional jet passenger loading bridge gates.  We also utilize numerous jetways and gates at Continental's Terminal C.  Subject to obtaining applicable approvals, we have the ability to add 12 to 16 regional jet gates if the existing 24 turboprop gates are eliminated.  We currently have the ability to park up to 20 regional jets on the turboprop remote parking piers adjacent to Terminal D.

•	Cleveland Maintenance Hangar – We utilize approximately 99,000 square feet of the facility for eight lines of maintenance.
•	Newark Liberty International – We operate out of Continental's Terminal C2 with up to 24 regional jet passenger loading bridges.
•	Burlington Maintenance Hangar – We have a two-bay maintenance facility totaling approximately 39,000 square feet located in Burlington, Vermont.
•	Knoxville Maintenance Hangar – We have a four-bay heavy maintenance facility totaling approximately 83,000 square feet located in Knoxville, Tennessee.
•	Louisville Maintenance Hangar – We have a two-bay maintenance facility totaling approximately 20,000 square feet located in Louisville, Kentucky.
•	Richmond Maintenance Hangar – We have a two-bay maintenance facility totaling approximately 26,000 square feet located in Richmond, Virginia
•	Shreveport Maintenance Hangar – We have a five-bay maintenance facility totaling approximately 120,000 square feet located in Shreveport, Louisiana.
•	Shreveport Maintenance Shop – We operate a maintenance shop with approximately 29,000 square feet composed of a composite, sheet metal and thrust reverser shop.
•	Newark Maintenance Facility – We have a maintenance facility located in Newark, New Jersey with approximately 6,200 square feet.
•

Satellite Maintenance Stations – We have line maintenance facilities in Charlotte, North Carolina; St. Louis, Missouri; Nashville, Tennessee; Washington-Dulles, Virginia; Kansas City, Missouri; Lake Charles, Louisiana; and Corpus Christi, Texas.

•

Miami Maintenance Shop Facility – We own property consisting of approximately 2.5 acres of land, including a maintenance shop with approximately 74,000 square feet located in Miami, Florida.  We lease this property to our partner American Composites, LLC for use in its aircraft repair and maintenance business.

•

Saltillo Aircraft Painting Facility – We own an aircraft painting facility that is currently under construction, which, upon completion, will consist of approximately 96,000 square feet of hangar space and approximately 3,000 square feet of administrative space.  The facility began construction in September 2005, and we expect it to be completed in April 2006.  We will lease this facility to our partner Saltillo Jet Center, S. de R.L. de C.V. for use in its aircraft painting business.

            All of these facilities are leased on a net-rental basis, except for the Miami Maintenance Shop Facility and the Saltillo Aircraft Painting Facility, which are owned by us.  We are responsible for maintenance, taxes, insurance and other facility-related expenses and services at these facilities.  Continental is the primary sublessor for these facilities, except for the Houston maintenance hangar, the Knoxville hangar and shop facilities, the Shreveport hangar and facility, the Corpus Christi and Lake Charles satellite maintenance stations, which we lease directly.  In addition, at each of Continental's three domestic hubs and many other locations, our passenger and baggage handling space is provided by Continental on varying terms dependent on the prevailing practice at each airport.  If the capacity purchase agreement is terminated, we may be required to vacate the terminal facilities (or all facilities if the termination results from our material breach of the agreement) that are subleased to us by Continental, and to use commercially reasonable efforts to transfer to Continental or its designee any lease in our name.  See Item 1. "Business - Capacity Purchase and Other Agreements with Continental Airlines - Airport Facilities, Slots and Route Authorities."  For a period of five years following the termination of the capacity purchase agreement, if we wish to transfer our interests in any of our facilities used to fulfill our obligations under the capacity purchase agreement, Continental must consent to the transfer (where Continental is the sublessor) and has a right of first refusal to acquire our interests in those facilities that we lease from parties other than Continental.

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

Item 4.  Submission of Matters to a Vote of Security Holders

            Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

            Our common stock trades on the NYSE.  The table below shows the high and low sales prices for our common stock as reported on the NYSE composite tape for the periods indicated.

	Common Stock

	High	Low

2005
First Quarter	$13.01	$10.58
Second Quarter	$11.69	$8.45
Third Quarter	$10.46	$8.40
Fourth Quarter	$10.97	$7.61

2004
First Quarter	$15.66	$11.40
Second Quarter	$13.65	$11.38
Third Quarter	$12.38	$9.68
Fourth Quarter	$13.28	$9.49

            As of February 24, 2006, there were approximately 26 holders of record of our common stock.

            We have not paid any cash dividends on our common stock and have no current plans to do so.

            Our certificate of incorporation provides that no shares of capital stock may be voted by or at the direction of persons who are not United States citizens unless they are registered on a separate stock record.  Our bylaws further provide that no shares will be registered on this foreign stock record if the amount to be registered would exceed United States foreign ownership restrictions.  United States law currently limits the voting power in us (or any other U.S. airline) by persons who are not citizens of the United States to 25%.

Issuer Purchases of Equity Securities

Period	a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum value of shares that may yet be purchased under the program (in millions)(1)

October 1 to October 31, 2005	402	$9.11	—	$24.4
November 1 to November 30, 2005	—	$—	—	24.4
December 1 to December 31, 2005	639	$10.76	—	24.4

Total	1,041	$10.12	—	$24.4

(1)	Amount shown relates to securities repurchased program. Shares shown were withheld to satisfy tax obligations arising upon the vesting of restricted stock and do not count against the program.

Item 6.  Selected Financial Data

            This selected financial data should be read together with the consolidated financial statements and related notes and Item 7.  “Management’s Discussions and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

            Since January 1, 2001, Airlines has operated under a capacity purchase agreement, pursuant to which Continental pays it an amount calculated using a formula for each scheduled block hour that Airlines operates under the agreement.  Under the formula, the rates vary depending on the average length of the scheduled flights, the aggregate number of completed flights and the type of aircraft utilized and are otherwise subject to specified adjustments.  Substantially all of our revenue is received under the capacity purchase agreement.

            The following selected financial data, excluding operating statistics, have been derived from our audited financial statements.  The financial information included in this report is not necessarily indicative of our future results of operations, financial position and cash flows, or reflective of what our results of operations, financial position and cash flows would have been had we been a stand-alone entity during 2001.  For a discussion of some of the key factors that could have an adverse effect on our results of operations, financial position and cash flows, please refer to Item 1A. “Risk Factors" beginning on page 18 of this report.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Operating revenue	$1,562,818	$1,507,524	$1,311,443	$1,089,099	$980,473
Operating expenses (1)	1,406,275	1,302,097	1,129,466	941,319	879,493
Operating income	156,543	205,427	181,977	147,780	100,980
Non-operating expense, net	(2,309)	(7,423)	(6,774)	(9,174)	(21,275)
Net income	97,993	122,771	108,181	84,280	48,074
Basic earnings per share (2)	1.81	2.26	1.80	1.38	0.89
Diluted earnings per share (2)	1.65	2.04	1.74	1.38	0.89
Weighted average number of shares used in computations:
Basic	54,117	54,220	60,026	61,068	54,000
Diluted	61,722	61,779	63,062	61,069	54,000

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$236,503	$215,151	$193,092	$120,930	$71,877
Amounts due from Continental, net	6,534	—	—	17,419	14,235
Total assets	560,270	543,244	510,171	434,148	429,751
Amounts due to Continental, net	—	11,239	5,588	—	—
Note payable to Continental (3)	17,545	98,804	193,172	325,512	552,312
Other long-term debt and capital lease obligations, including current maturities (4)	154,305	161,012	163,623	11,568	8,594
Stockholders' equity (deficit)	208,510	114,044	(10,287)	15,302	(214,361)

	Year Ended December 31,

	2005	2004	2003	2002	2001

Operating Statistics:
Revenue passenger miles (millions) (5)	8,938	7,417	5,769	3,952	3,388
Available seat miles (millions) (6)	11,973	10,410	8,425	6,219	5,437
Passenger load factor (7)	74.7%	71.3%	68.5%	63.5%	62.3%
Operating cost per available seat mile (cents) (1)(8)(9)	11.72	12.51	13.41	15.14	16.18
Block hours (10)	827,369	729,698	593,387	494,830	509,734
Operating cost per block hour (dollars) (8)(11)	1,696	1,784	1,903	1,902	1,725
Departures	449,928	405,055	353,547	314,934	315,812
Average price per gallon of fuel, including fuel taxes (cents) (12)	71.20	71.20	71.04	65.84	81.29
Fuel gallons consumed (millions)	295.5	262.8	215.8	164.9	144.5
Average length of aircraft flight (miles)	545	528	491	414	379
Average daily utilization of each aircraft (hours) (13)	8.87	8.51	7.79	7.63	8.00
Controllable completion factor (14)	99.7%	99.9%	99.8%	99.9%	99.1%
Completion factor	97.7%	98.4%	98.2%	99.0%	95.2%
Revenue passengers (thousands)	16,076	13,659	11,373	9,214	8,305
Actual aircraft in fleet at end of period	266	245	224	188	170

(1)	Includes government grant of $0.5 million and $24.9 million in 2002 and 2001, respectively.
(2)

See Item 8.  “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies – (o) Earnings per Share” for the reconciliation of the numerator and denominator of basic earnings per share to the numerator and denominator of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.  In addition, we adopted the Emerging Issues Task Force Issue No. 04-08 – “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) on December 15, 2004.  As a result, we restated our diluted earnings per share for all periods in which the convertible notes were outstanding (since August 2003).

(3)	See a detailed description of our note payable to Continental in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7.”
(4)

Beginning July 1, 2003, our Series A Cumulative Mandatorily Redeemable Preferred Stock (“Series A Preferred Stock”) was classified as long-term debt in accordance with Statement of Financial Accounting Standard No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  Reclassification of the prior year financial statements was made to conform to this accounting standard.  In April 2005, we redeemed this stock.

(5)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(6)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(7)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(8)

Operating costs related to our flight operations are costs incurred by Airlines.  For 2005, operating costs related to our flight operations were $1.4 billion, which excluded $2.8 million of operating costs not related to passenger airline services.  Exclusion of expenses not related to passenger airline services in the calculation of various operating statistics provides more accurate information related to the performance of our flight operations.  All operating costs prior to 2005 were related to flight operations.

(9)	Operating cost per available seat mile is operating costs related to our flight operations divided by available seat miles.
(10)	Block hours are the hours from gate departure to gate arrival.

(11)	Operating cost per block hour is operating costs related to our flight operations divided by block hours.
(12)

Under our fuel purchase agreement with Continental, fuel and fuel tax expense were reconciled to the lower of the actual costs or the agreed-upon caps.  Since 2003, our caps on fuel and fuel taxes have been 66.0 cents and 5.2 cents per gallon, respectively.  For 2002, the agreed upon caps on fuel and fuel taxes were 61.1 cents and 5.2 cents per gallon, respectively, and for 2001 the agreed upon caps were 80.9 cents and 5.6 cents per gallon, respectively.

(13)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated (from gate departure to gate arrival).
(14)	Controllable completion factor is the actual number of completed flights, plus flights cancelled due to weather and air traffic control, divided by the number of scheduled flights.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this report.  The discussion below contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those described in Item 1A.  “Risk Factors” and elsewhere in this report.

Executive Summary

            Review of 2005

            We have strategic investments in the air transportation sector.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of Airlines, which operates as Continental Express.  Airlines is one of the largest regional airlines in the world, based on available seat miles and number of regional jets, transporting passengers, cargo and mail.

            Airlines currently flies exclusively on behalf of Continental pursuant to our capacity purchase agreement and substantially all of our revenue is received under that agreement.  Airlines provides all of Continental's regional jet service out of New York/Newark, Houston and Cleveland, as well as non-hub service.  We believe Airlines’ operations complement Continental's network.  The capacity purchase agreement currently covers all of our existing fleet and the remaining regional jets subject to our firm aircraft orders; however, Continental announced on December 28, 2005 its plan to remove 69 aircraft from the agreement beginning in December 2006 and ending in June 2007.  Although we began diversifying our operations in 2005, we remain economically dependent on Continental.  The capacity purchase agreement gives us up to nine months from Continental’s notice date to decide if we want to retain the aircraft.  If we choose to retain the aircraft, the capacity purchase agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments that we make to Continental to increase by 200 basis points.  We are currently exploring opportunities for the 69 aircraft.

            As of January 31, 2006, we offered scheduled passenger service averaging 1,233 daily departures to 152 cities in 40 states and the District of Columbia, Guatemala, Mexico, Canada and the Caribbean.  Our available seat miles have grown at a compounded annual rate of 20.4% from 4.7 billion in 2000 to 12.0 billion in 2005.  We generated $1.6 billion of revenue and $98.0 million of net income for the year ended December 31, 2005.  Please refer to our consolidated financial statements included in this report for information regarding our revenue and net income for each of the last three fiscal years and our total assets at the end of the last two fiscal years.

            Fleet.  During 2005, we accepted 21 new ERJ-145XR aircraft.  This aircraft is a 50-seat regional jet capable of flights of 1,500 miles.  With these deliveries, we ended 2005 with 96 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  Our regional jets' operational capabilities allowed us to add service to new markets, expand service in existing markets and ultimately allowed Continental to broaden service from its hub cities as well as select communities, thus contributing to Continental's growth options.  We currently expect to receive eight new ERJ-145XR aircraft during 2006 (three of which have been delivered as of February 27, 2006).

            Labor.  As of January 31, 2006, approximately 70% of our employees were covered by collective bargaining agreements.  We amended our contracts with our pilots, dispatchers and mechanics in 2004.  The new contracts will be amendable in December 2008, July 2009 and August 2009, respectively.

            Our contract with our flight attendants, approximately 16% of our employees, became amendable in December 2004.  In September 2005, the IAM, which represents our flight attendants, applied for federal mediation.  Our negotiations were temporarily placed in recess by the mediator, with no specified deadlines or dates for continued negotiations.  We believe that a mutually acceptable agreement can be reached with our flight attendants, although the ultimate outcome of these negotiations is unknown at this time.  As contracts become amendable, we accrue for any expected increase in costs related to the new contracts.  The actual outcome may differ from our estimates.

            Relationship with Continental.  Continental currently owns less than 10% of our common stock.  In October 2005, Continental relinquished its right to nominate a director to our board.  Continental has indicated that it intends to dispose of some or all of its remaining interest in our common stock, subject to market conditions.  Based on current information and our capacity purchase agreement with Continental, we do not believe that Continental’s disposition of its remaining ownership interest in us will have an adverse impact on our results of operations or financial position.

            2006 Rate Setting Process under the Capacity Purchase Agreement.  We negotiate with Continental to adjust the scheduled block hour rates annually as required under the capacity purchase agreement.  Because we have not agreed on the 2006 rates, Continental has agreed to continue paying us at the December 2005 rates until an agreement is reached.  Any agreement to revise the current rate structure will be retroactive to January 1, 2006.  We cannot currently estimate what our 2006 rates will ultimately be.  If we cannot agree on the 2006 rates, the capacity purchase agreement allows either party to submit the matter to arbitration.

            We seek to provide the most reliable regional jet services available at a competitive price and continuously try to identify ways to lower our costs.  As this occurs, our results from operations could be adversely affected in the short-run when compared to historical results since substantially all of our operating revenue is based on our underlying costs.

            Business Ventures.  Our consistent earnings and improving balance sheet have helped position us for new opportunities.  We continue to seek strategic opportunities that leverage our internal strengths, such as our technical, training and fleet and asset management capabilities, to develop and implement additional business strategies.  We made the following non-controlling cash investments in 2005 (see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies – (i)” for the accounting treatment of each of the investments):

•

In March 2005, we purchased 50% minus one share of JetX Aviation Limited, dba ExpressJet Europe (“JetX Aviation”) for $0.9 million.  JetX Aviation is a European start-up company that seeks to provide regional jet service to European air carriers.  The start-up company is currently attempting to market this concept, but is not yet a certificated airline and does not yet have a commitment from an air carrier.

•

In June 2005, we purchased 49% of Wing Holdings, LLC (“Wing Holdings”) for $16.0 million.  Wing Holdings is a full-service aviation company specializing in high-quality aircraft charter and management, airframe maintenance, avionics installations and aircraft painting.

•

In July 2005, we purchased 49% of American Composites, LLC (“American Composites”) and purchased certain building, land and related improvements (from a party related to American Composites) for an aggregate price of approximately $5.8 million.  $4.9 million of the purchase price was recorded as building, land and related improvements and the balance was recorded as our non-controlling investment in the company.  American Composites provides maintenance, repair and overhaul services of aircraft composite and sheet metal parts and structures to Airlines and other parties.  At the same time, we lease the building, land and related improvements to American Composites for use in its operation.  We account for the lease as an operating lease.

            In addition, we purchased InTech Aerospace Services, LP (“InTech”), an aircraft interior refurbishment company for $3.0 million in November 2005.  We believe this entity will complement our current aircraft maintenance infrastructure and allow us to diversify our passenger related airline services.

            During 2005, we also began construction of an aircraft painting facility in Mexico.  As of December 31, 2005, the cost of this facility was $5.0 million.  The total cost of the facility is expected to be $8.7 million, and we expect to complete it during the second quarter of 2006.  We believe the services to be provided by this facility will enhance the product offerings of our current subsidiaries and investments.

            In January 2006, we purchased a non-controlling interest in Flight Services & Systems, Inc. (“FSS”) for $4.0 million.  FSS is based in Cleveland, Ohio and provides airport services to support airlines, airports and the FAA.

            During 2005, we also announced that our wholly-owned subsidiary, ExpressJet Services, and ExpressJet Airlines’ Training Services division received third-party repair and training certificates, respectively, from the FAA.  We anticipate that these certifications will allow us to generate additional income as we provide outsourced services to other airlines or aviation-related entities.  In the fourth quarter of 2005, ExpressJet Services entered into an agreement with Aircelle Safran Group to become its premier North American repair facility for thrust reversers and nacelles on aircraft within the ERJ-145 Family, the Embraer 170 and the Legacy aircraft.

            Securities Repurchase Program.  In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Subsequently in February 2006, the board authorized the inclusion of our 4.25% senior convertible notes due 2023 in this program.  Stock purchases have been made from time to time in the open market.  The timing of any notes or stock repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  Common stock acquired through the program will be available for general corporate purposes and convertible notes acquired under the program will be cancelled.  Since the inception of the plan, we have purchased 590,800 shares of our common stock at an average cost per share of $9.55.

            Liquidity and Financing Activities.   As of December 31, 2005, we had $236.5 million in cash and short term investments, including $9.2 million in restricted cash.  During 2005, we reduced our note payable to Continental by $81.3 million and our loan agreement with Export Development Canada (“EDC”) by $0.9 million.  In addition, we made $0.8 million in principal payments related to our capital leases.  Additionally, we negotiated the sale of eight engines to Rolls Royce and, in exchange, entered into seven new engine leases with a Rolls Royce subsidiary in December 2005.  Net proceeds received for this transaction were $15.3 million, which we reported as cash flow from financing activities.  Our cash flows from operations were sufficient to cover our capital resources and liquidity requirements during the three years ending December 31, 2005.  See discussion below in “– Liquidity and Capital Commitments.”

            Outlook for 2006

            We will continue seeking to enhance our stockholders’ value by providing the most cost-efficient and reliable regional jet service for our customer, including achieving the highest level of customer satisfaction in the regional industry.  In the long-run, we believe this strategy serves us well, although we continue to be affected by the pressures affecting the airline industry generally.  As discussed above, on December 28, 2005, Continental announced that it would seek an alternate regional service provider for 69 of the aircraft currently covered by our capacity purchase agreement.  Moreover, we have not yet been able to reach an agreement with Continental relating to the rates applicable for 2006 under the capacity purchase agreement. See “2006 Rate Setting Process under the Capacity Purchase Agreement” above.

            During 2006, we will continue exploring ways to enhance stockholders' long-term value through:

•	seeking strategic opportunities for the 69 aircraft that Continental intends to withdraw from the capacity purchase agreement;
•	continuing to strengthen our balance sheet by lowering our debt obligations and increasing cash to help position us for new opportunities;
•	further diversifying our core business by making strategic investments in the air transportation sector that will complement our current operations and leverage our operational expertise;
•	exploring opportunities in the air transportation sector abroad; and
•	continuing our securities repurchase program.

            Operational Guidance for 2006.  The following table summarizes our guidance for block hours, available seat miles and departures:

	First Quarter 2006	Fiscal Year 2006

Block Hours (1) (3)	10% – 12%	8% – 10%
Available Seat Miles (2) (3)	11% – 13%	10% – 12%

(1)	Block hours are the hours from gate departure to gate arrival.
(2)	Available seat miles are the number of passenger seats multiplied by the number of scheduled miles those seats are flown.
(3)	Growth based on expected year-over-year increases and similar utilization to 2005.

            We expect our departures for the first quarter of 2006 to be approximately 115,000.  However, since Continental controls and is responsible for our scheduling, our actual performance could be materially different from our estimates detailed above.

            Our Dependence on Continental

            Despite our efforts to contain costs and improve reliability, we are directly affected by the financial and operational stability of Continental because we depend on Continental’s ability to make payments to us under our capacity purchase and other agreements, which continue to be the predominant source of our revenue.  Continental has had substantial losses since September 11, 2001 and has indicated that losses of this magnitude are not sustainable.  In addition, Continental has announced that its current cost structure is not competitive within the weak domestic yield environment, caused in large part by the fierce competition from low-cost carriers and record high fuel prices.  Furthermore, Continental may face stronger competition from major carriers that have filed for bankruptcy protection, allowing them to achieve substantial cost reductions, including reducing or discharging debt, lease and pension obligations.  The current U.S. domestic network carrier financial environment continues to be poor and could deteriorate further as a result of these factors.

            Continental and the union representing its flight attendants recently ratified their labor agreement to allow Continental to meet its $0.5 billion cost-savings goal previously announced; absent additional adverse factors due to external influences, such as additional terrorist attacks or unreasonable increase in fuel prices, we are not aware of any other factors that would lead us to believe that Continental will not be able to maintain adequate liquidity through December 31, 2006, as previously disclosed in its quarterly filings.  However, it has significant financial obligations due in 2007 and thereafter, and it is possible that Continental will have inadequate liquidity to meet those obligations if the current adverse economic environment for network carriers does not improve materially.

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

            Critical Accounting Policies and Estimates

            Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect reported amounts and related disclosures.  We have identified the accounting policies and estimates below as critical to our business operations and understanding of our results of operations.  The SEC has defined critical accounting policies and estimates as the ones that are most important to the portrayal of a company’s financial condition and results and require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  For all of these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require judgment.  The discussion below is not intended to be a comprehensive list of our accounting estimates and policies.  For a detailed discussion on the application of our accounting policies, see Item 8.  “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1.”

Revenue Recognition

Nature of Estimates Required – Certain amounts billed by us to Continental under the capacity purchase agreement are subject to our interpretation of the capacity purchase agreement.  Continental may dispute the amount billed and pay less than the amount invoiced if it interprets the capacity purchase agreement differently than we do.  Additionally, under the capacity purchase agreement, beginning in 2005, new rates are to be determined annually.

Assumptions and Approach Used – Our operating revenue is calculated based on our interpretation of the capacity purchase agreement.

Effect if Different Assumptions Used – If our interpretation differs materially from Continental’s, our revenue could be materially understated or overstated.  Under the capacity purchase agreement, a substantial portion of Airlines’ costs are reconciled for differences between Airlines’ actual costs and estimated costs included in its block hour rates at a 10.0% operating margin.  Under Airlines’ 2005 rates, certain costs generally controllable by Airlines are reconciled to allow it to operate within its operating margin, as defined in the capacity purchase agreement (“prevailing margin”) of 8.5% to 10.0%.  For the fourth quarter of 2005, we rebated $4.2 million to Continental because Airlines’ prevailing margin before reconciliation payments exceeded 10.0%.  If Continental had successfully challenged any of our billings in the fourth quarter 2005, for example, resulting in a one percentage point increase in the prevailing margin before any reconciliation payment, our pretax income would have decreased by $4.5 million, or $0.05 per diluted earnings per common share (“Diluted EPS”).

Wages, Salaries and Related Expenses

Nature of Estimates Required – We are currently self-insured for a portion of our healthcare costs and have a large deductible for our workers compensation liability.  Consequently, reserves for the cost of claims that have not been paid or benefit costs that have been incurred but not yet reported (“IBNR”) as of a given date are estimated.  In addition, as our collective bargaining agreements become amendable, we accrue for anticipated retroactive pay that we estimate will be due under the new contract.  However, actual costs may differ materially from our estimates.

Assumptions and Approach Used – Our estimates for these reserves are based on recommendations from actuarial projections provided by third-party actuaries.  These estimates rely on historical claim experience, demographic data and projection of the effects of inflation on medical costs.

Effect if Different Assumptions Used – If the ultimate development of these claims is significantly different than our estimates, the accrual for future healthcare claims could be materially overstated or understated.  As of December 31, 2005, our reserve related to our healthcare cost was $3.0 million.  Our third-party actuary provided an estimated IBNR range of $2.3 million to $3.4 million.  Had we changed our reserve to either the low end or the high end of the reserve, the impact to our net income would have been immaterial as a result of the mechanics of the capacity purchase agreement with Continental. Our workers’ compensation actuary provided a range of IBNR from $6.6 million to $7.7 million in 2005.  As of December 31, 2005, we reserved $7.7 million related to these benefits.  Had our reserve equaled the low end of the estimate, the impact to our net income would have been immaterial due to the 2005 rate amendment under the capacity purchase agreement.

Spare Parts and Supplies

Nature of Estimates Required– Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when used.  Inventories are carried at the lower of amortized cost or net realizable value.  The adequacy of our allowance for obsolescence requires a high degree of judgment.

Assumptions and Approach Used– Our allowance for obsolescence related to inventory is provided over the remaining useful life of the related aircraft, plus allowance for spare parts currently identified as excess.  Part of the calculation for this reserve is based on historical experience.  In addition, we may reserve for additional obsolescence when current available market data indicate a decline in the fair value of parts or if we deem parts as excess inventory.

Effect if Different Assumptions Used– As of December 31, 2005, our allowance for obsolescence related to our spare parts and supplies was approximately $9.1 million.  If we increase the reserve by 10%, due to the mechanics of the capacity purchase agreement, the impact on pre-tax income is immaterial.

Aircraft and Facility Leases

Nature of Estimates Required– All of our aircraft are either leased or sub-leased from Continental.  We also have airport and maintenance facility leases that are leased from airport authorities or other municipal authorities.  In order to determine the proper classification of a lease as either an operating lease or a capital lease, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset, as well as select an appropriate discount rate to be used in discounting future lease payments.

Assumptions and Approach Used– The assumptions used in our lease classification analyses are based on our interpretation of available market data and specific contract terms.

Effect if Different Assumptions Used– As all our aircraft and facility leases have been classified as operating leases, rental payments are charged to expense over the terms of the related leases.  Moreover, since operating leases are not reflected on our balance sheet, if different assumptions were used, which might cause an operating lease to be classified as a capital lease, the impact to our financial statements would be a gross-up of our property and equipment and capital lease obligations and a charge to depreciation and amortization expense.

Goodwill and Intangible Assets

Nature of Estimates Required– Under Statement of Financial Accounting Standard No. 142–“Goodwill and Other Intangible Assets” (“SFAS 142”), intangible assets can have either finite or indefinite useful lives.  As of December 31, 2005, we had intangible assets with both definite and indefinite lives.  Our critical accounting estimate is related to our “Reorganization Value in Excess of Amounts Allocable to Identifiable Assets,” which has indefinite useful life.  Under SFAS 142, goodwill and intangible assets with indefinite useful lives should be tested at least annually for impairment.  Factors considered important when determining the impairment of reporting segments under SFAS 142 include items affecting the cash flows of the reporting segments; the reporting segments’ operational performance versus market expectations; the reporting segments’ performance compared to peers within the industry; the marketplace for and identification of the intangible asset of the reporting segments; significant changes in the underlying business strategy or operational environment; material ongoing industry or economic trends; or other factors specific to the asset or reporting segments being evaluated.  Any changes in the key assumptions about the business and its prospects, or changes in market conditions or other externalities could result in an impairment charge.

Assumptions and Approach Used – For our SFAS 142 analysis, we employed a discounted cash flow approach, a market multiple approach and an acquisition approach.  The discounted cash flow approach considers our expected cash generation capabilities, and the market–multiple approach and the acquisition approach analyzes similar companies or transactions within the industry to derive multiples for the company.

Effect if Different Assumptions Used– As of December 31, 2005, our “Reorganization Value in Excess of Amounts Allocable to Identifiable Assets” was $12.8 million.  In addition to our annual SFAS 142 analysis at June 30, due to Continental’s announcement on December 28, 2005 of its intention to withdraw 69 aircraft from the capacity purchase agreement beginning in December 2006, we determined a trigger event occurred.  In accordance with our policy, we performed a SFAS 142 impairment analysis as soon as reasonably possible after the trigger event, using the latest data available.  No impairment was identified.  If assumptions used in our analysis were changed materially, our intangible assets could be materially overstated.  However, based on our most current impairment test, there would have to be a significant change in assumptions used in the calculation for an impairment to occur as of December 31, 2005.

            In addition to our critical accounting estimates and policies described above, we made other estimates that, while not involving the same degree of judgment, are important to understanding our financial statements.  In general, we base our estimates on historical experience, information from third-party professionals and various other assumptions that we believe are reasonable under the circumstances.  We continually evaluate our accounting policies and the estimates used to prepare our consolidated financial statements.  Our estimates as of the date of the financial statements reflect our best judgment after giving consideration to all currently available facts and circumstances.  As such, actual results may differ significantly from these estimates and may require adjustment in the future as additional facts become known or as circumstances change.

            We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our board of directors, and the Committee has reviewed the disclosures presented above.

            Recently Issued Accounting Standards

            The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (Revised 2004) — “Share-Based Payments” (“SFAS 123R”) which impacted our method of accounting for our stock compensation.  See detailed description of this accounting standard and its impact on our financial condition, results of operations and liquidity in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies.”

Results of Operations and Analysis

            Statistical Information

	Year Ended December 31,

	2005	Increase/ (Decrease) 2005-2004		2004	Increase/ (Decrease) 2004-2003		2003

Operating Statistics:
Revenue passenger miles (millions) (1)	8,938	20.5%		7,417	28.6%		5,769
Available seat miles (millions) (2)	11,973	15.0%		10,410	23.6%		8,425
Passenger load factor (3)	74.7%	3.4	pts	71.3%	2.8	pts	68.5%
Operating cost per available seat mile (cents) (4)(5)	11.72	(6.3%)		12.51	(6.7%)		13.41
Block hours (6)	827,369	13.4%		729,698	23.0%		593,387
Operating cost per block hour (dollars) (4)(7)	1,696	(4.9%)		1,784	(6.3%)		1,903
Departures	449,928	11.1%		405,055	14.6%		353,547
Average price per gallon of fuel, including fuel taxes (cents) (8)	71.20	—%		71.20	0.2%		71.04
Fuel gallons consumed (millions)	295.5	12.4%		262.8	21.8%		215.8
Average length of aircraft flight (miles)	545	3.2%		528	7.5%		491
Average daily utilization of each aircraft (hours) (9)	8.87	4.2%		8.51	9.2%		7.79
Controllable completion factor (10)	99.7%	(0.2	pts)	99.9%	0.1	pts	99.8%
Completion factor	97.7%	(0.7	pts)	98.4%	0.2	pts	98.2%
Actual aircraft in fleet at end of period	266	8.6%		245	9.4%		224
Revenue passengers (thousands)	16,076	17.7%		13,659	20.1%		11,373

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)

Operating costs related to our flight operations are costs incurred by Airlines.  For 2005, operating costs related to our flight operations were $1.4 billion, which excluded $2.8 million of operating costs not related to passenger airline services.  Exclusion of expenses not related to passenger airline services in the calculation of various operating statistics provides more accurate information related to the performance of our flight operations.  All operating costs prior to 2005 were related to flight operations.

(5)	Operating cost per available seat mile is operating costs related to our flight operations divided by available seat miles.
(6)	Block hours are the hours from gate departure to gate arrival.
(7)	Operating cost per block hour is operating costs related to our flight operations divided by block hours.

(8)

Fuel cost used in calculations includes cost of fuel and related fuel tax.  Airlines incur fuel expense and fuel tax equal to the lower of the actual cost or the agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.

(9)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated.
(10)	Controllable completion factor is the actual number of completed flights, plus flights cancelled due to weather and air traffic control, divided by the number of scheduled flights.

            We monitor the forgoing statistical information closely to ensure that we are continually focused on our operational efficiencies and cost control.

            The following discussion provides an analysis of our results of operations and reasons for any material changes for the periods indicated.

            Comparison of 2005 to 2004

            Operating Revenue

            Our operating income in 2005 reflected a 10.0% operating margin, compared with an operating margin of 13.6% in 2004.  As part of the 2005 rate negotiation, Airlines agreed to cap its prevailing margin at 10.0% in lieu of the margin cap of 11.5% in 2004.   Beginning in 2005, Airlines also includes previously unreconciled costs within the margin band, such as wages, salaries and related costs, although it is not reimbursed if these costs are higher than agreed in the block hour rates and cause its prevailing margin to fall below the 8.5% margin floor.  The 2004 operating margin included the benefits of cost savings in Airlines’ previously unreconciled costs and $11.5 million in performance incentive payments under Airlines’ capacity purchase agreement.  The 2005 operating margin included $4.2 million of performance incentive payments.  Cost savings related to previously unreconciled costs were included in the prevailing margin calculation, hence they did not impact the 2005 operating margin.

            The incentive payments are primarily based on the current controllable completion factor compared to a historical controllable completion factor benchmark.  Because the historical rates are measured on a rolling monthly average, higher controllable completion factors result in higher incentive payments in the near term but reduce Airlines’ opportunity to earn incentive payments in the future.  Airlines’ controllable completion factor in 2005 was 99.7% and its historical benchmark completion factor was 99.3% for the same period.  As part of the 2005 rate resetting, Airlines is only required to pay Continental a penalty for controllable completion factors below 99.5% instead of using its rapidly rising historical benchmark.

            As a substantial portion of Airlines’ costs under the capacity purchase agreement are reconciled for differences between its actual costs and the estimated costs included in its block hour rates at a 10.0% operating margin, if Airlines’ prevailing margin (before any reconciliation payments) fell outside its margin band of 8.5% to 10.0% for 2005 and 8.5% to 11.5% for 2004, Airlines’ revenue would have been adjusted to bring it back to its floor or cap.  In 2005 and 2004, Airlines’ actual cost efficiencies brought its prevailing margin above 10.0% and 11.5%, respectively.  Reconciliation payments to Continental totaled $23.4 million and $61.0 million for 2005 and 2004, respectively.  The 2005 reconciliation payment was primarily driven by lower actual wages, salaries and related costs and maintenance, materials and repair expenses as compared to the estimated costs in the block hour rates.  The 2004 reconciliation payment was primarily driven by lower actual maintenance, materials and repair and passenger servicing expenses as compared to the estimated costs in the block hour rates.

            We negotiate with Continental to adjust the scheduled block hour rates annually as required under the capacity purchase agreement.  As of February 28, 2006, we are still negotiating the rates for 2006.  Continental has agreed to continue paying us at the December 2005 rates during these negotiations.  Any agreement to revise the current rate structure will be retroactive to January 1, 2006.  We cannot currently estimate what our 2006 rates will ultimately be.  If we cannot agree on the 2006 rates, the capacity purchase agreement allows either party to submit the matter to arbitration.

            We do not expect Continental’s withdrawal of the 69 aircraft from the capacity purchase agreement beginning in December 2006 to have a material adverse impact on our results of operations in 2006.  Beyond 2006, we cannot estimate the impact the withdrawal of these aircraft from the capacity purchase agreement will have on our results of operations or financial condition as the impact will be determined based on many factors unknown to us at this time such as our decision to retain these aircraft or return them to Continental and our ability to implement and execute income-generating arrangements for these aircraft.

            Operating Expenses

            Although our operations, measured by block hours, grew over 13.4% for the year ended December 31, 2005, wages, salaries and related costs only increased by 9.5%.  This resulted from our continuous focus on managing our non-union labor costs and improving productivity related to our unionized labor force to remain competitive with our peers.  For the year ended December 31, 2005, wages increased by $21.7 million.  In addition, we incurred approximately $6.7 million higher employee benefit costs, such as medical coverage, workers’ compensation costs, profit sharing and 401(k) expenses in 2005.

            In the future, we anticipate that our wages, salaries and related costs may be affected by the following factors:

•

potential wage increases to incentivize key personnel to remain with us as we design and execute our diversification strategies in response to Continental’s recent notice of aircraft withdrawal, including our long-term incentive plan implemented in January 2006;

•	wage rate increases in accordance with our collective bargaining agreements as a result of higher seniority of our work force;
•	projected increases in health and medical benefit costs; and
•	expected expenses related to the fair value of stock compensation beginning in January 2006, as required by SFAS 123R.

            The increase in our aircraft fuel expense in 2005 was mainly due to a 12.4% increase in fuel consumption.  Consumption rose primarily due to a 13.4% increase in block hours, which was partially offset by our jets’ more efficient fuel burn.  Our actual price of fuel, including taxes, in 2005 and 2004 was 71.2 cents per gallon.  Under the capacity purchase agreement and related fuel purchase agreement with Continental, we incur a fuel price and fuel tax equal to the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.  Beginning in 2003, until the termination of these agreements, caps on fuel and fuel tax are 66.0 cents and 5.2 cents per gallon, respectively.

            Approximately $21.2 million of the increase in maintenance, materials and repairs during 2005 was due to a 13.7% increase in flight hours related to our power-by-the-hour contracts.  Our overall maintenance, materials and repair costs per flight hour increased by approximately 4.0% to support the continuing growth and aging of our fleet.  Since approximately 70% of our maintenance, materials and repairs cost in 2005 consisted of power-by-the-hour expenses, we believe that these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected maintenance expense during the aircraft lease term.  We expect our future maintenance, materials and repair expenses, adjusted for volume and further fleet aging, to mirror our current cost structure.

            The increase in other rentals and landing fees during 2005 was primarily due to a $10.5 million increase in landing fees caused by an 11.2% increase in landing weights and 3.0% increase in rates per landing weight mostly due to higher rates at Continental’s hubs.  In addition, our facility rent increased by approximately $5.5 million primarily as a result of rate increases at various stations and maintenance facilities.

            Ground handling and outside services decreased in 2005 because as part of the 2005 annual rate resetting process and as a result of Continental’s cost-saving initiatives, the costs for Continental to provide us with certain services currently classified as outside services (such as technology infrastructure and other services) and ground handling were reduced by approximately $53.0 million for the year ended December 31, 2005.  As these are fully reconciled costs, our operating income for 2005 was reduced by approximately $5.3 million as a result of these cost reductions.

            Approximately $2.0 million of the increase in depreciation was due to additional obsolescence expense recorded in 2005 to reduce the value of various aircraft spare parts to net realizable value.  As depreciation is a fully reconciled cost under the capacity purchase agreement, the impact on pre-tax income was immaterial.

            The decrease in other operating expenses for the year ended December 31, 2005 resulted primarily from:

•

a $14.5 million decrease in security and miscellaneous facility fees as a result of the 2005 rate-resetting under the capacity purchase agreement, partially offset by additional TSA assessed security screening fees of approximately $0.8 million in January 2006 that were related to 2005;

•	a $4.0 million charge in 2004 for settlement of a claim by Continental for indemnification under the capacity purchase agreement;
•	a $3.4 million charge in 2004 for the final settlement of a $6.7 million deferred tax asset receivable related to our spin-off from Continental in 2002;
•	a $1.9 million payment to Continental to purchase an engine Airlines damaged beyond repair in 2004; partially offset by
•	a $4.7 million increase in international navigational charges; and
•	a $3.7 million increase in crew related charges, such as per diem and hotel cost, as a result of increased flight operations.

            Nonoperating Expenses

            Our interest expense is primarily related to our senior convertible notes, note payable to Continental and loan agreement with EDC.  Interest expense related to these long-term debts decreased in 2005 by approximately $1.1 million as a result of an $81.3 million reduction in our note payable to Continental and a $0.9 million reduction in our loan agreement with EDC.  In addition, we retired Airlines’ Series A Preferred Stock in April 2005.  Our interest income increased by approximately $4.6 million as a result of a two-point increase in our average returns from our investments despite a lower average cash and short-term investment balance of approximately $208.9 million in 2005.

            Comparison of 2004 to 2003

            Operating Revenue

            Our operating income in 2004 reflected a 13.6% operating margin, compared with an operating margin of 13.9% in 2003.  The 2004 and 2003 operating margins included the benefits of cost savings and $11.5 million and $12.9 million in performance incentive payments under our capacity purchase agreement, respectively.  We earn incentive payments primarily by achieving a controllable completion factor which was 99.9% and 99.8% in 2004 and 2003, respectively, versus a historical benchmark factor of 98.9% and 98.5% for the same periods.

            As a result of cost savings from maintenance, materials and repairs and passenger servicing expenses in 2004 and 2003, our prevailing margin (before reconciliation payments) exceeded 11.5%; consequently, we made reconciliation payments to Continental totaling $61.0 million and $30.1 million in 2004 and 2003, respectively.

            Operating Expenses

            As our operations have grown, our direct labor groups such as pilots, flight attendants, mechanics, dispatchers and customer service agents have increased proportionally.  This larger work force and increases in wage rates under some of our collective bargaining agreements increased our wages, salaries and related costs by $20.3 million in 2004.  Increases related to our non-direct labor groups such as clerical and management positions were approximately $4.2 million in 2004.  We also incurred approximately $8.1 million in additional employee benefit costs in 2004 due to increases in medical benefit costs, workers’ compensation, payroll taxes and 401 (k) expenses.

            The increase in our aircraft fuel expense in 2004 was mainly due to a 21.8% increase in fuel consumption and a 0.2% increase in fuel price and related taxes over 2003.  Consumption rose primarily due to a 23.0% increase in block hours, which was partially offset by our jets’ more efficient fuel burn.

            Approximately $29.3 million of the increase in maintenance, materials and repairs during 2004 was due to a 21.5% increase in flight hours and a 14.0% increase in rate-per-flight-hour related to our power-by-the-hour contracts.  The rate-per-flight-hour increase was mainly attributed to a higher number of power-by-the-hour contracts in place during 2004.  For the year ended December 31, 2004, approximately 10 points more of our maintenance, materials and repairs cost consisted of power–by-the-hour expense versus the same period in 2003.  As a result of the increased coverage under our power-by-the-hour contracts, our airframe, avionics and engine component repair and replacement costs decreased by approximately $7.0 million.

            The decrease in other rentals and landing fees in 2004 was primarily due to a $21.3 million decrease in our terminal facility rents at Continentals’ hub stations as a result of an amendment to our master facility and ground handling agreement in November 2003.  This decrease was partially offset by higher facility rent in non-hub stations of approximately $2.2 million, as the number of stations in which we operate increased.  In addition, our landing fees in 2004 increased by $10.7 million as a result of a 15.0% increase in landing weights and an 8.4% increase in landing fee rates.

            The increase in other operating expenses was mainly due to the following:

•	a $7.1 million increase in property taxes, primarily due to fleet growth;
•	a $5.7 million increase in crew related charges, such as per diem and hotel cost, as a result of increased flight operations and flight training activities;
•	a $4.0 million charge for the settlement of a claim in 2004 by Continental for indemnification under the capacity purchase agreement;
•	a $3.4 million charge in 2004 for the final settlement of a $6.7 million deferred tax asset receivable related to our spin off from Continental in 2002;
•	a $2.8 million increase in passenger screening fees primarily because we no longer receive relief for security fees under the Emergency Wartime Supplemental Appropriation Act of 2003 in 2004; and
•	a $1.9 million payment to Continental to purchase an engine Airlines damaged beyond repair in 2004.

            Nonoperating Expenses

            Since we issued our senior convertible notes in August 2003 and drew on  a loan facility from EDC in May and September 2003, our interest expense increased by $4.2 million in 2004 compared to 2003.  This was partially offset by a $2.3 million decrease in interest expense related to our note payable to Continental.  Furthermore, our interest income increased by $1.6 million as a result of a 0.3 point increase in our return from our investments and higher average cash and short-term investment balance of approximately $71.4 million in 2004 as compared to 2003.

            Future Costs

            We remain committed to providing competitively priced service by controlling our costs; however, we believe that our costs may still increase in the future due to:

•	changes in wages, salaries and related fringe benefit costs, as described above;
•	changes in the costs of materials and outside services;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•	the aging of our fleet;

•

higher aircraft ownership costs as new aircraft are delivered, to the extent these aircraft are not covered by the capacity purchase agreement or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements;

•	change in the cost of services provided by Continental at fixed rates under our capacity purchase and other agreement, which may be renegotiated; or
•	any decision to establish our own administrative infrastructure instead of relying on Continental.

            In the short-term, higher costs related to the capacity purchase agreement would generate higher revenues; however, in the long-run, failure to control our costs would prevent us from remaining competitive and limit our opportunities to attract additional partners or to take advantage of opportunities as they present themselves.

            In addition, we believe future costs will increase as we explore opportunities to leverage our operational expertise and analyze strategic investments in the air transportation sectors both in the U.S. and abroad.

Liquidity and Capital Commitments

            Sources and Uses of Cash

            Our primary source of liquidity is cash flow provided from our operations.  For the years ended December 31, 2005 and 2004, our operations provided $130.6 million and $153.6 million, respectively, in cash flow.  As of December 31, 2005 and 2004, we also had $9.2 million and $6.3 million of restricted cash, respectively, which is used as collateral for our workers’ compensation coverage.

            In 2005 and 2004, we spent $21.1 million and $38.9 million, respectively, on flight and ground equipment to support our fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

            In 2005, we made the following cash investments:

•	In March 2005, we purchased 50% minus one share of JetX Aviation for $0.9 million.
•	In June 2005, we purchased 49% of Wing Holdings for $16.0 million.
•

In July 2005, we purchased 49% of American Composites and certain specified assets for approximately $5.8 million.  $4.9 million of the purchase price was recorded as building, land and related improvements and the balance was treated as our non-controlling investment.

•

In November 2005, we purchased InTech for $3.0 million.  This entity is consolidated in our results of operations (from the date of purchase through December 31, 2005) and financial condition as of December 31, 2005.

            In 2005, we also began construction of an aircraft painting facility in Mexico.  As of December 31, 2005, the cost of this facility was approximately $5.0 million.  The total cost of the facility is expected to be $8.7 million, and we expect to complete it during the second quarter of 2006.

            Additionally, we negotiated the sale of eight engines to Rolls Royce and, in exchange, entered into seven new engine leases with a Rolls Royce subsidiary in December 2005.  Net proceeds received for this transaction were $15.3 million, which we reported as cash flow from financing activities.  See detailed discussion below in “—Purchase Commitments”.

            Long-term Debt.  We did not enter into any new financing transactions in 2005.  We made the quarterly principal and interest payments on our note payable to Continental to the extent required on March 31, June 30, September 30 and December 31, 2005, net of prepayments made in prior periods.  These payments, totaled $84.7 million, of which $81.3 million related to principal.  In September 2004, we made a voluntary prepayment totaling $27.0 million, which reduced our required quarterly principal and interest payment on March 31, 2005.  As of December 31, 2005, the balance on our note payable to Continental was $17.5 million.  We plan to pay off this obligation in March 2006.

            In 2005, we made principal and interest payments in the amount of $1.6 million on our loan agreement with EDC, of which $0.9 million related to principal.  As of December 31, 2005, the balance on this loan agreement was $15.3 million.  In addition, we made required dividend and interest payments in 2005 on Airlines’ Series A Preferred Stock and our 4.25% senior convertible notes due 2023 totaling $6.0 million.  We redeemed the Series A Preferred Stock in April 2005, the earliest date on which it was callable by us.

            Capital Leases.  As of December 31, 2005, we had approximately $1.8 million (including current maturities) of capital lease obligations.  In 2005, we made $1.0 million total payments related to our capital leases, of which $0.8 million related to principal.

            Other than the financing activities described above, we do not have any other sources of long-term borrowings or available lines of credit.  Additionally, there is no covenant under any of our long-term debt agreements that restrict our ability to undertake additional debt or equity financing.  If we default on our payment obligations under the note payable to or under our aircraft subleases with Continental, in addition to any other remedies it may have, Continental can elect to reduce its payments to us under the capacity purchase agreement by the amount of the defaulted payment.  If Continental defaults on the payment obligations it has to us under our capacity purchase and other agreements, then in addition to any other remedies we may have, we can offset the amount of the defaulted payment against amounts we owe to Continental under the note.  In addition, Continental or we can reduce any payments to the other party under the capacity purchase agreement in an amount corresponding to any defaulted payments by the other party under the foregoing obligations.

            See Item 8.  “Financial Statements and Supplementary Data –Notes to Consolidated Financial Statements –Note 5,” “– Note 6,” “–Note 7” and “–Note 8” for detailed descriptions of these long-term debts and obligations.

            Securities Repurchase Program.  In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Since the inception of the program, we have purchased 590,800 shares of our common stock at an average cost per share of $9.55.  In February 2006, the board authorized the inclusion of our 4.25% convertible notes due 2023 within the previously announced $30 million program.

            Collective Bargaining Agreements

            The following table provides information related to our principal collective bargaining agreements and their respective amendable dates as of January 31, 2006:

Employee Group	Approximate Number of Employees	Representing Union	Contract Amendable Date

Pilots and Instructors	2,500	Air Line Pilots Association, International	December 2008
Mechanics	1,100	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,100	International Association of Machinists and Aerospace Workers	December 2004
Dispatchers	80	Transport Workers Union of America	July 2009

            We are currently engaged in labor negotiations with our flight attendants.  At this time we cannot predict the outcome of these negotiations.  Our other employees are not covered by collective bargaining agreements

            Deferred Income Taxes

            At December 31, 2004, we had federal net operating loss carryforwards of approximately $17.4 million, which expire in 2019.  In September 2005, Continental entered into a final settlement agreement with the IRS that included periods when we were included in the consolidated federal income tax return of Continental.  Our taxable income was not adjusted, but the amount of net operating losses allocated to us was reduced by approximately $16.4 million.  In accordance with our tax agreement with Continental, we recorded a receivable from Continental for approximately $5.7 million for the reduction of our federal net operating loss carryforwards.  In addition, we adjusted our tax accounts to reflect a federal net operating loss carryforward at December 31, 2004 of approximately $1.0 million, which was utilized in 2005.

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  We made approximately $25.3 million and $57.0 million of net payments to Continental under the tax agreement during 2005 and 2004, respectively.

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

            We believe that our initial public offering created a change in ownership limitation on the utilization of our federal tax attribute carryforwards, primarily net operating losses.  Section 382 of the Internal Revenue Code limits our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  This limitation did not have any impact on our financial condition during 2005 and 2004.

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

            Purchase Commitments

            As of December 31, 2005, we had firm commitments to acquire eight regional jets from Embraer.  The estimated aggregate cost of these firm commitments is approximately $0.2 billion.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  We also have options for 100 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  During 2005, Continental declined the right to exercise any of these options.  We retain the right to exercise them and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  We expect to notify Embraer of our intention regarding the first 25 option aircraft in March 2006.

            Prior to December 2005, under our power-by-the-hour agreement with Rolls Royce, we were obligated to acquire up to three spare engines to support our existing aircraft and the remaining eight aircraft on firm order.  In December 2005, we negotiated the sale of eight engines to Rolls Royce and, in exchange, entered into seven new engine leases with a Rolls Royce subsidiary.  The engines leased have greater interchangeability than the engines sold. As a result, we have satisfied our engine obligations and are no longer obligated to purchase the three engines.  These leases are classified as operating leases; hence they are not reflected as assets and liabilities on our balance sheet.

            We also have other contractual obligations of approximately $1.3 billion under our power-by-the-hour contracts with various service providers.  The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates.  Our level of operations is determined by Continental, which has exclusive scheduling authority over our fleet under the capacity purchase agreement.  The level of operations inherent in the estimate is based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion and assumes Airlines will continue to fly the 69 aircraft Continental expects to remove from the capacity purchase agreement -- either for another operator or on our own.  Forecasted payment rates are based on actual rates as of December 31, 2005 and increased annually according to the particular inflation indices detailed in each contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

            For the year ended December 31, 2005, we spent $21.1 million on capital expenditures.  Approximately $1.1 million of our 2005 planned capital expenditures will be carried over as part of our planned 2006 capital expenditures.  We anticipate cash outlays for 2006 fleet-related capital expenditures to be approximately $0.5 million.  Other 2006 cash outlays, exclusive of fleet plan requirements, relating to automation projects, facility improvements or construction, tooling and ground equipment are expected to aggregate approximately $14.6 million.  We expect to fund our future capital commitments through internally generated funds and aircraft financing transactions.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments

            Off-Balance Sheet Arrangements

            In the ordinary course of business, we enter into operating leases related to our aircraft, spare engines and facilities.  In accordance with U.S. generally accepted accounting principles, these arrangements are not reflected on our balance sheet and are reasonably likely to have a material effect on our future financial statements and financial outlook.

            We enter into these arrangements to gain access to aircraft, equipment and facilities without requiring significant capital up front.  Since these assets are used in connection with our capacity purchase agreement, these assets are required to generate substantially all of our revenue.

            If Continental terminated the capacity purchase agreement for cause, it would have the right to terminate our leases or subleases for aircraft covered by the agreement and take possession of them.  In addition, Continental would have the ability to reject the leases and subleases on our aircraft if it filed for bankruptcy protection.  Moreover, with the reduction notice and Continental’s ability to terminate the capacity purchase agreement, we could lose access to some or substantially all of our airport facilities. See Item 1A. “Risk Factors” for additional information.

            Aircraft Leases.  Our aircraft leases and subleases expire between 2013 and 2022.  As of December 31, 2005, our expected total minimum annual rental payments for 2006 under current and future non-cancelable aircraft operating leases are approximately $333.3 million.  For any aircraft removed from the capacity purchase agreement, we would not be obligated to make the lease payments related to those aircraft if we decide to return them to Continental.  Over 90% of our aircraft are leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  See more detailed description of our risks related to our aircraft leases under Item 1A. "Risk Factors."

            Other Leases.  Other leases and subleases are related to ground facilities (airport and maintenance) and spare engines, flight simulators and a flight training device.  These leases have greatly varying terms, which we expect, in most cases, to be renewed or replaced.  As of December 31, 2005, our expected total minimum annual, non-aircraft rental payments for 2006 under current and future non-cancelable operating leases are approximately $14.6 million. The expected total minimum rental payments for 2006, by category, are as follows (in millions):

Airport facilities	$7.8
Maintenance facilities	2.9
Flight equipment	3.9

$14.6

            Under the capacity purchase agreement, airport facility rent is a fully reconciled cost.  Maintenance facilities and flight equipment rentals are costs within the margin band which could impact our quarterly reconciliation payment if these costs drive the prevailing margin to be less than 8.5% or higher than 10.0%.

            Contractual Obligations and Commercial Commitments

            The following table summarizes the expected effect our material debt, capital leases, operating leases and other contractual obligations have on our future cash flows as of December 31, 2005 (in millions):

	Total	2006	2007	2008	2009	2010	Over 5 Years

Note payable to Continental (1)	$17.8	$17.8	$—	$—	$—	$—	$—
4.25% senior convertible notes due 2023 (2)	154.7	5.8	5.8	143.1	—	—	—
Other long-term debt (3)	18.9	1.8	2.6	4.2	4.0	3.8	2.5
Capital lease (4)	1.9	0.9	0.8	0.2	—	—	—
Aircraft operating leases (5)	4,059.4	324.4	325.8	326.2	326.2	326.2	2,430.6
Other operating leases (6)	315.4	42.6	43.8	45.0	46.1	47.4	90.5
Unconditional purchase obligations (7)	194.0	8.8	11.4	11.4	11.4	11.4	139.6
Obligations under capacity purchase and other agreements with Continental (8)	89.9	20.1	17.9	17.3	17.3	17.3	—
Other contractual obligations (9)	1,259.8	146.3	113.6	117.5	121.3	124.6	636.56

Total expected cash obligations	$6,111.8	$568.5	$521.7	$664.9	$526.3	$530.7	$3,299.7

(1)

Our quarterly payments to Continental for principal and interest on our note payable were $27.9 million.  The expected effect of our note payable on our cash flows is calculated based on the three-month London interbank offered rate (“LIBOR”) on December 31, 2005 plus 1.25% per annum and based on our current principal balance.  This obligation includes a principal payment of $17.5 million and estimated interest payment of $0.3 million, which we expect to pay in March 2006.

(2)

The expected impact of our 4.25% senior convertible notes due 2023 on our future cash flows assumes the notes will be redeemed on August 1, 2008, the earliest date the holders of the notes may require us to repurchase the notes.  If the notes are held until August 1, 2023, the maturity date, our obligations outlined above would increase by $87.5 million as a result of additional interest expense related to these notes.  See Item 8.  “Financial Statements and Supplementary Data – Note to Consolidated Financial Statements – Note 8” for a detailed description of these notes.

(3)

Other long-term debt represents our obligation for the advances received under our loan agreement with EDC.  See detailed discussion of our financing arrangement with EDC in Item 8. ”Financial Statement and Supplementary Data – Notes to Consolidated Financial Statements – Note 6.”  The expected effect of our financing arrangement with EDC on our future cash flows is calculated based on the six-month LIBOR on December 31, 2005 plus 1.75% per annum and includes principal payments of $15.3 million and estimated interest payments of $3.6 million.

(4)

Capital lease obligation represents the minimum lease payments, including interest expense, for some of our ground service equipment that are under a capital lease agreement.  See Item 8 “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 5”.

(5)

Aircraft operating lease obligations are the estimated lease payments for all of our aircraft under long-term operating leases and subleases from Continental at December 31, 2005.  These agreements with Continental have substantially the same terms as the lease agreements between Continental and the third-party lessors, and expire between 2013 and 2022.  See Item 8. “Financial Statements and Supplementary Date – Notes to the Consolidated Financial Statements – Note 5.”  The aircraft lease payments in the table above assume we will retain the 69 aircraft Continental intends to withdraw from the capacity purchase agreement beginning in December 2006.  The capacity purchase agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments for these aircraft to increase by 200 basis points.

(6)

Other operating lease obligations represent the estimated lease payments for our ground service equipment, spare engines and substantially all of our ground facilities, including facilities at public airports, from Continental or the municipalities or agencies owning and controlling such airports that are under operating leases.  Other operating lease obligations also include the lease payments related to one of our flight simulators and a flight training device.

(7)

Unconditional purchase obligations are related to our firm commitments to acquire eight Embraer regional jets.  Estimated leasing costs are calculated based on the terms of the agreements currently in place.  The actual effects these unconditional purchase obligations may have on our future cash flows may differ materially from our estimates above due to the actual leasing or financing terms for these purchases.

(8)

Obligations under the capacity purchase and other agreements with Continental represent fixed charges for ground handling costs at Continental stations and charges for administrative services provided by Continental, such as technology, transaction processing and treasury.  The amounts disclosed above are based on our best estimates as of December 31, 2005 under the terms of our contracts currently in place.

(9)

Other contractual obligations include our power-by-the-hour agreement with Rolls Royce.  We expect to fund these commitments with cash generated from operations.  The estimated amount of future commitments is based on assumptions related to anticipated future levels of operations and forecasted payment rates.  The level of operations inherent in the estimated amounts detailed above is based on Continental’s most recent operating plan for Airlines, which can be altered at Continental’s sole discretion and assumes Airlines will continue to fly the 69 aircraft Continental expects to remove from the capacity purchase agreement either for another operator or on our own.  Contractual rate increases at actual time of occurrence may be different than the forecasted rate inherent in the amounts detailed above.

The actual effect the listed obligations above may have on our future cash flow may differ materially from our estimates.

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

            We are a party to many contracts in which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject mater of the contract.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by gross negligence or willful misconduct.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect that we would be covered by insurance for any such liabilities, subject to deductibles.

            We are a defendant in various lawsuits and proceedings arising in the ordinary course of our business.  While the outcome of these lawsuits and proceedings cannot be predicted with certainty, we do not believe that the ultimate disposition of these proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

            We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Aircraft Fuel

            Effective January 1, 2001, we entered into our capacity purchase agreement with Continental, which is scheduled to expire on December 31, 2010 (subject to extensions by Continental through 2030 and its right to terminate the agreement without cause upon 12 months’ notice or at any time for cause), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of Airlines’ aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and Airlines incur an expense equal to the lower of the actual cost of the fuel or an agreed-upon cap.  Airlines’ average actual fuel costs, including tax, and the respective agreed-upon fuel cost and fuel tax caps are shown below:

Year	Average Actual Fuel Price (Cents/Gallon)	Combined Agreed-Upon Cap (Cents/Gallon)

2005	71.20	71.20
2004	71.20	71.20
2003	71.04	71.20

            If the fuel agreement with Continental were not in place, Airlines’ fuel cost, including related taxes, would have been $1.80, $1.23 and $0.93 per gallon for the years ending December 31, 2005, 2004 and 2003, respectively.  As Airlines’ current fuel price is at its combined agreed-upon cap under the fuel purchase agreement, we are not subject to any fuel price risk for flying under the capacity purchase agreement.

            Under the capacity purchase agreement, Airlines recovers its fuel expense from Continental with a 10% margin.

Interest Rates

            As of December 31, 2005, we had firm commitments to acquire eight Embraer regional jets, which we expect to sublease from Continental (three of which have been delivered as of February 27, 2006).  Changes in interest rates may impact the actual cost to us for the related leasing transactions in the future.  However, under our capacity purchase agreement, Airlines’ block hour rates will be adjusted higher or lower to reflect any changes in its aircraft rental rates.  We also have potential interest rate exposure with respect to our loan agreement with EDC, which bears interest at the six-month LIBOR plus 1.75% per annum.  We no longer have any interest rate exposure related to our note payable to Continental as we expect to pay off this obligation on March 31, 2006 and the interest rate applicable was set in December 2005.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debts.  Based on this hypothetical assumption, we would have incurred an additional $1.0 million and $2.0 million in interest expense for the years ended December 31, 2005 and 2004, respectively.  However, we believe that interest rate increase on our variable rate long-term debt would be offset by increases in interest income.  We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

            As of December 31, 2005 and 2004, we estimated the fair value of our $137.2 million (carrying value) convertible fixed-rate debt to be $112.8 million and $139.1 million based upon quoted market prices.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including, but not limited to, general investor behavior, industry specific risks and interest rate risks.

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

            Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a -15(f) and 15d - 15(f) under the Securities Exchange Act of 1934.  The internal control over financial reporting of ExpressJet Holdings, Inc. (the “Company”) is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

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

            Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparations and may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

            Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/JAMES B. REAM James B. Ream President and Chief Executive Officer	/s/FREDERICK S. CROMER Frederick S. Cromer Vice President and Chief Financial Officer
/s/PHUNG NGO-BURNS Phung Ngo-Burns Staff Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ExpressJet Holdings, Inc.

            We have audited the accompanying consolidated balance sheets of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Houston, Texas February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
ExpressJet Holdings, Inc.

            We have audited management’s assessment, included in the accompanying Report of Management, that ExpressJet Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ExpressJet Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

            In our opinion, management’s assessment that ExpressJet Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, ExpressJet Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExpressJet Holdings, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of ExpressJet Holdings, Inc. and our report dated February 24, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Houston, Texas February 24, 2006

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003

Operating Revenue	$1,562,818	$1,507,524	$1,311,443

Operating Expenses:
Wages, salaries and related costs	349,390	319,159	283,290
Aircraft rentals	309,018	281,455	249,094
Aircraft fuel and related taxes	210,412	187,088	153,271
Maintenance, materials and repairs	181,347	154,027	130,079
Ground handling	95,423	105,742	89,566
Other rentals and landing fees	104,043	87,602	95,032
Outside services	28,663	29,299	28,885
Depreciation and amortization	26,992	23,537	20,421
Security fee reimbursement	—	—	(3,034)
Other operating expenses	100,987	114,188	82,862

	1,406,275	1,302,097	1,129,466

Operating Income	156,543	205,427	181,977

Nonoperating Income (Expense):
Interest expense	(10,745)	(11,841)	(9,962)
Interest income	8,295	3,673	2,118
Capitalized interest	506	581	1,032
Other, net	(365)	164	38

	(2,309)	(7,423)	(6,774)

Income before Income Taxes	154,234	198,004	175,203
Income Tax Expense	56,241	75,233	66,670

Income before Dividends	97,993	122,771	108,533

Dividends on Mandatorily Redeemable Preferred Stock of Subsidiary	—	—	(352)

Net Income	$97,993	$122,771	$108,181

Basic Earnings per Common Share	$1.81	$2.26	$1.80

Diluted Earnings per Common Share	$1.65	$2.04	$1.74

Shares Used in Computing Basic Earnings per Common Share:
Basic	54,117	54,220	60,026
Diluted	61,722	61,779	63,062

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	December 31,
	2005	2004

Current Assets:
Cash and cash equivalents	$227,285	$190,189
Restricted cash	9,218	6,312
Short-term investments	—	18,650
Accounts receivable, net	3,916	5,360
Amounts due from Continental Airlines, Inc., net	6,534	—
Spare parts and supplies, net	26,555	27,061
Prepayments and other	6,163	6,080

Total Current Assets	279,671	253,652

Property and Equipment:
Owned property and equipment:
Flight equipment	207,010	218,916
Other	124,156	116,523

	331,166	335,439
Less: Accumulated depreciation	(92,095)	(78,792)

	239,071	256,647

Capital Leases:
Flight equipment	—	4,258
Other	4,310	4,315

	4,310	8,573
Less: Accumulated amortization	(2,930)	(3,395)

	1,380	5,178

Total Property and Equipment	240,451	261,825

Investments in Other Entities	17,255	—
Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, net	12,789	12,789
Airport Operating Rights, net	3,942	4,192
Note Receivable	—	5,000
Debt Issuance Cost, net	3,696	3,894
Other Assets, net	2,466	1,892

Total Assets	$560,270	$543,244

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	December 31,
STOCKHOLDERS' EQUITY	2005	2004

Current Liabilities:
Current maturities of long-term debt	$865	$865
Current maturities of note payable to Continental Airlines, Inc.	17,545	81,415
Current maturities of capital lease obligations	770	843
Accounts payable	956	635
Accrued payroll and related costs	50,157	46,524
Amounts due to Continental Airlines, Inc., net	—	11,239
Deferred income taxes	11,178	13,473
Accrued other liabilities	68,679	51,844

Total Current Liabilities	150,150	206,838

Long-term Debt	14,435	20,299

Note Payable to Continental Airlines, Inc.	—	17,389

4.25% Senior Convertible Notes due 2023	137,200	137,200

Capital Lease Obligations	1,035	1,805

Deferred Income Taxes	37,461	33,148

Other Long-term Liabilities	11,479	12,521

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares and one share issued and outstanding, respectively	—	—
Common stock - $.01 par, 200,000,000 shares authorized, and 54,653,942 and 54,375,345 shares issued, respectively	547	544
Additional paid-in capital	165,074	162,418
Accumulated earnings (deficit)	50,082	(47,900)
Unearned compensation on restricted stock	(1,518)	(996)
Common stock held in treasury, at cost — 594,747 and 1,750 shares, respectively	(5,675)	(22)

Total Stockholders’ Equity	208,510	114,044

Total Liabilities and Stockholders’ Equity	$560,270	$543,244

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Cash Flows from Operating Activities:
Income before dividends	$97,993	$122,771	$108,533
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	2,018	14,411	43,344
Depreciation and amortization	26,992	23,537	20,421
Equity loss from investments in other entities	606	—	—
Other, Net	3,240	8,067	12,068
Changes in operating assets and liabilities:
Increase in restricted cash	(2,906)	(3,112)	(3,200)
(Increase) decrease in account receivable, net	1,732	(1,001)	(2,984)
(Increase) decrease in amounts due Continental Airlines, Inc., net	(16,071)	2,322	23,007
Increase in spare parts and supplies, net	(944)	(4,672)	(4,092)
(Increase) decrease in prepayments and other assets	(696)	6,482	(7,799)
Increase (decrease) in accounts payable	321	(4,044)	(3,475)
Increase (decrease) in other liabilities	18,305	(11,156)	44,886

Net cash provided by operating activities	130,590	153,605	230,709

Cash Flows from Investing Activities:
Capital expenditures	(21,147)	(37,536)	(49,122)
Purchase of flight equipment from Continental Airlines, Inc.	—	(1,368)	—
Proceeds from the sale of property and equipment to Continental Airlines, Inc.	901	—	1,653
Proceeds from disposition of equipment	1,826	383	131
Sale (purchase) of short-term investments	18,650	(5,000)	(13,650)
Investments in other entities	(20,984)	—	—

Net cash used in investing activities	(20,754)	(43,521)	(60,988)

Cash Flows from Financing Activities:
Proceeds from debt financing	—	—	17,297
Gross proceeds from issuance of convertible debt	—	—	137,200
Repurchase of common stock	(5,643)	—	(133,770)
Payments on note payable to Continental Airlines, Inc.	(81,259)	(94,368)	(132,340)
Payments on long-term debt and capital lease obligations	(6,708)	(2,611)	(2,442)
Redemption of note related to Series A Preferred Stock	5,000	—	—
Proceeds from issuance of common stock	602	842	(2)
Dividends paid on Series A Preferred Stock	—	—	(352)
Proceeds from sale-leaseback transactions	15,268	—	—

Net cash used in financing activities	(72,740)	(96,137)	(114,409)

Net Increase in Cash and Cash Equivalents	37,096	13,947	55,312
Cash and Cash Equivalents - Beginning of Period	190,189	176,242	120,930

Cash and Cash Equivalents - End of Period	$227,285	$190,189	$176,242

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$9,900	$11,165	$6,509
Income taxes paid, net (including amounts from our tax agreement with Continental Airlines, Inc.)	$51,751	$65,353	$15,170

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Preferred Stock		Common Stock		Treasury Stock
	Share	Amount	Share	Amount	Share	Amount	Additional Paid-in Capital	Unearned Compensation on Restricted Stock	Accumulated Earnings(Deficit)	Total

Balance at December 31, 2002	—	$—	64,000	$640	—	$—	$159,743	$—	$(145,081)	$15,302
Common Stock Retirement	—	—	(9,835)	(98)	—	—	98	—	(133,770)	(133,770)
Dividends	—	—	—	—	—	—	—	—	(352)	(352)
Net Income	—	—	—	—	—	—	—	—	108,533	108,533

Balance at December 31, 2003	—	—	54,165	542	0	—	159,841	—	(170,670)	(10,287)
Net Income	—	—	—	—	—	—	—	—	122,771	122,771
Issuance of restricted stock under deferred compensation plans	—	—	137	1	(3)	35	1,730	(1,763)	(1)	2
Cancellation of previously issued equity awards	—	—	—	—	5	(57)	—	57	—	—
Issuance of common stock under employee stock purchase plan	—	—	73	1	—	—	841	—	—	842
Amortization of deferred compensation	—	—	—	—	—	—	—	710	—	710
Deferred compensation income tax effect	—	—	—	—	—	—	6	—	—	6

Balance at December 31, 2004	—	—	54,375	544	2	(22)	162,418	(996)	(47,900)	114,044
Net Income									97,993	97,993
Issuance of restricted stock under deferred compensation plans	—	—	209	2	(8)	99	2,036	(2,126)	(11)	(0)
Cancellation of previously issued equity awards	—	—	—	—	10	(109)	—	36	—	(73)
Issuance of common stock under employee stock purchase plan	—	—	69	1	—	—	601	—	—	602
Amortization of deferred compensation	—	—	—	—	—	—	—	1,568	—	1,568
Deferred compensation income tax effect	—	—	—	—	—	—	19	—	—	19
Stock repurchase	—	—	—	—	591	(5,643)	—	—	—	(5,643)

Balance at December 31, 2005	—	$—	54,654	$547	595	$(5,675)	$165,074	$(1,518)	$50,082	$208,510

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation sector.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole owner of the issued and outstanding shares of common stock of ExpressJet Airlines, Inc. (“Airlines”), which operates as Continental Express (together, “ExpressJet,” “we,” “us” and “our”).  Airlines is one of the largest regional airlines in the world, based on available seat miles and number of regional jets, transporting passengers, cargo and mail.  We also invest in other entities that permit us to leverage the management experience, efficiencies and economies of scale present in our subsidiaries.

            Airlines currently flies exclusively on behalf of Continental pursuant to a capacity purchase agreement, and we receive substantially all of our revenue under that agreement.  We provide all of Continental's regional jet service out of New York/Newark, Houston and Cleveland as well as non-hub service.  We believe Airlines’ operations complement Continental's aircraft.  The capacity purchase agreement currently covers all our existing fleet and all of the regional jets subject to our firm aircraft orders.  We are economically dependent on Continental for our operations and cash flows.  On December 28, 2005, Continental gave us notice of its intent to withdraw 69 aircraft from the capacity purchase agreement beginning December 2006 and ending in June 2007.  The capacity purchase agreement permits us up to nine months from the notice date to decide if we want to retain the aircraft.  If we choose to retain the aircraft, the capacity purchase agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental to increase by 200 basis points.  See detailed discussion of the capacity purchase agreement in “—Note 2.”

Note 1 – Summary of Significant Accounting Policies

              (a) Principles of Consolidation –

            The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Holdings and its subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

            (b) Use of Estimates –

            The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

            (c) Cash and Cash Equivalents –

            Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible into cash and have maturities of three months or less when purchased.  Restricted cash is our collateral for estimated future workers’ compensation claims.

            (d) Short-term Investments –

            Short-term investments have maturities of less than one year and are stated at cost, which approximates market value.

            (e) Accounts Receivables, net –

            Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts.  Our allowance for uncollectible accounts at the end of 2005 and 2004 was $0.1 million.

            (f) Spare Parts and Supplies, net –

            Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when used.  An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value.  These allowances are based on our estimates, which are subject to change.  Our allowance for obsolescence at December 31, 2005 and 2004 was $9.1 million and $8.5 million, respectively.

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

	Estimated Useful Life	Estimated Residual Value

Flight Equipment	5 to 25 years	0% to 15%
Ground property and equipment	2 to 30 years	0%
Capital lease - flight and ground	3 to 8 years	0%

            Amortization related to assets under capital leases and operating leasehold improvements is included in our depreciation and amortization expense on the income statement.  We amortize assets under capital leases and operating leasehold improvements over the shorter of the asset life or lease term.

            In accordance with Statement of Financial Accounting Standards No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record impairment losses on long–lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  The net carrying value of assets not recoverable is reduced to fair value.

            As shown in the following table, our aircraft fleet consisted of 266 regional jets at December 31, 2005.  We currently lease or sublease all of our existing regional jet aircraft from Continental.  See “—Note 5.”  Our aircraft purchase orders and options as of December 31, 2005 are also shown below.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Commitments – Purchase Commitments.”

Type	Total Leased Aircraft	Firm Orders	Options	Seats in Standard Configuration

ERJ-145XR	96	8	100	50
ERJ-145	140	—	—	50
ERJ-135	30	—	—	37

Total	266	8	100

Pursuant to our agreement with Embraer, the 100 ERJ-145XR option aircraft can be converted to some other types of aircraft within the ERJ-145 Family at our discretion.

            (h) Intangible Assets –

            Reorganization Value in Excess of Amounts Allocable to Identifiable Assets represents an amount that arose from Continental’s emergence from bankruptcy reorganization in 1993.  Effective January 1, 2002, we adopted and began to account for this asset in accordance with Statement of Financial Accounting Standard No. 142–“Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them.

            We evaluate the carrying value of this asset each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  We perform an impairment review on an annual basis, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Our review includes the acquisition, market-multiple and income approaches to valuation.  If this review indicates that our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets will not be recoverable, the carrying value is reduced to the fair value.  We performed this review during 2005, 2004 and 2003 and determined that we did not have any impairment of our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.  Our annual impairment test is performed as of June 30 of each year.

            Due to Continental’s announcement on December 28, 2005 that it intended to withdraw 69 aircraft from the capacity purchase agreement beginning in December 2006, we determined a trigger event occurred.  In accordance with our policy, we performed an SFAS 142 impairment analysis as soon as reasonably possible after the trigger event, using the latest data available.  No impairment was identified.

            Airport operating rights, the rights to use certain take-off and landing slots and gates, are amortized on a straight-line basis over the life of the related airport facility lease, which approximates 20 years, with no residual value.  Debt issuance cost, capitalized costs related to our senior convertible notes, is amortized on a straight-line basis over 20 years, the term of the notes, and with no residual value.

            (i) Investments in Other Entities –

            Certain investments in unconsolidated companies that are not variable interest entities are accounted for by the equity method of accounting when we have significant influence over the operation of the companies as prescribed by Accounting Principles Board Opinion No. 18–“The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).  The following table describes our current non-controlling interests that are accounted for under the equity method of accounting:

Company	Percentage of Ownership	Carrying Amount of Investment at December 31, 2005 (in millions)(4)

Wing Holdings, LLC(1)	49%	$5.8
American Composites, LLC(2)	49%	0.8
JetX Aviation Limited(3)	One share less than 50%	0.6

(1)

We purchased our interest in Wing Holdings in June 2005 for $16.0 million in cash.  The carrying amount of our investment exceeded the amount of underlying equity of Wing Holdings by approximately $8.5 million at the time of our investment.  We evaluated the net book value of Wing Holdings’ fixed assets as of June 30, 2005 and identified approximately $1.9 million difference between net book value and fair value.  The majority of this difference will be amortized over ten years, the average life of the assets identified.  As of December 31, 2005, the balance of the fair value difference, net of amortization, is approximately $1.4 million.  The remaining $6.6 million of our difference in the underlying investment is considered goodwill and thus, is not amortized.

(2)

In July 2005, we purchased our interest in American Composites and certain land and related improvements from a party related to American Composites for approximately $5.8 million in cash.  We recorded $4.9 million of the purchase price as building, land and related improvements and the balance was recorded as our non-controlling investment.  No difference between the carrying amount of our investment and the underlying equity of American Composites was identified.

(3)

In March 2005, we purchased our investment in JetX Aviation for approximately $0.9 million.  The carrying amount of our investment exceeded the amount of underlying equity of JetX Aviation by approximately $0.5 million at the date of the investment.  This difference is considered goodwill and thus, is not amortized.

(4)

Although no impairment losses on these investments have been recognized, an impairment loss would be recorded whenever a decline in value of an equity investment below its carrying amount was determined to be other than temporary.  In judging “other than temporary,” we would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity investment, the near-term and longer-term operating and financial prospects of the equity company and our longer-term intent of retaining the investment in the entity.

            (j) Deferred Credits –

            Our spare part and flight training credits are primarily derived from our purchase agreement with Embraer.  All spare part credits are used to offset the purchase price of initial spare parts provisioning for our newly delivered aircraft.  Similarly, the flight training credits are used to pay for the initial simulator rent costs for our pilots.  These credits are recorded in long-term liabilities, with an offsetting entry to prepayments and other current assets or current accrued liabilities if we used more credits than the amount we are entitled to at year-end.  The deferred credits are amortized as a reduction to our aircraft rent expense over the life of the associated aircraft lease.  Amortization totaled $0.9 million for each 2005 and 2004.  The prepayments and other current assets or current accrued liabilities are reduced as the credits are used or as the remaining firm order aircraft are delivered.

            (k) Operating Revenue –

            We recognized our operating revenue under the capacity purchase agreement based on negotiated rates for each scheduled block hour Airlines flies for Continental.  The rates were designed to provide Airlines with a target operating margin of 10% before taking into account variations in some costs and expenses that are generally controllable by Airlines.  We also record other revenues earned under the capacity purchase agreement, such as percentage of completed flights, certain on-time departures and baggage handling.  See “– Note 2” for details of the block hour rates and the performance incentive payments.  Our operating revenue is reconciled and settled with Continental on a monthly basis, except for the quarterly reconciliation of Airlines’ costs within the margin band as defined in the capacity purchase agreement.

            Certain amounts billed by us to Continental under the capacity purchase agreement are subject to our interpretation of the capacity purchase agreement.  Beginning in 2005, we were required to negotiate the block hour rates with Continental annually.  If the rates were not finalized, we would be required to estimate these rates and record revenue based on such estimates until final rates are agreed to with Continental.  In addition, even if Continental concurs with the block hour rates, it may dispute amounts billed and pay less than the amount invoiced if it interprets the capacity purchase agreement differently than we do.  The rates we use to calculate our operating revenue are based on our interpretation of the capacity purchase agreement.  If our interpretation materially differs from Continental’s, our revenue could be materially understated or overstated.

            All fully-reconciled costs incurred in connection with the capacity purchase agreement are recorded as expense and revenue on a gross basis except for certain costs such as fuel costs above our fuel and related tax cap and facility rent at Continental’s hubs.  These costs are absorbed by Continental under the terms of the capacity purchase agreement and as such we are not the primary obligor for these costs and accordingly, these costs are not recorded as either revenue or expense by us.

            (l) Wages, Salaries and Related Expenses –

            As our collective bargaining agreements become amendable, we accrue for anticipated retroactive pay that we estimate will be due under the new contract.

            (m) Maintenance and Repair Costs–

            Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, except for those maintenance costs covered by power-by-the-hour agreements, which are expensed based on contractual terms.  In 2005 and 2004, power-by-the-hour arrangements represented approximately 70% of our maintenance, materials and repairs costs.

            (n) Income Taxes –

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

            (o) Earnings per Share –

            We account for earnings per share in accordance with Statement of Financial Accounting Standard No. 128 — “Earnings per Share.” Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.  The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the years ended December 31, 2005, 2004, and 2003 (in thousands, except per share amounts):

	Year ended December 31,

	2005	2004	2003
Numerator:
Net income	$97,993	$122,771	$108,181
Income impact of assumed conversion of convertible debt	3,656	3,506	1,409

	$101,649	$126,277	109,590

Denominator:
Weighted average common shares outstanding	54,117	54,220	60,026
Effect of stock options	11	9	11
Effect of restricted stock	56	12	—
Assumed conversion of convertible debt	7,538	7,538	3,025

	61,722	61,779	63,062

Basic earnings per share	$1.81	$2.26	$1.80

Diluted earnings per share	$1.65	$2.04	$1.74

            We excluded 287,563 and 123,750 shares of restricted stock from the weighted average shares used in computing Basic EPS for the year ended December 31, 2005 and 2004, respectively, as these shares were not vested as of these dates.

            We adopted the Emerging Issues Task Force Issue No 04.08 – “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) on December 15, 2004.  As a result, we included the potential common stock equivalents related to our senior convertible notes in our computation of Diluted EPS and restated all prior periods in which the convertible notes were outstanding, as shown in the table above.

            The weighted average common shares outstanding for the Diluted EPS calculation also includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 1.6 million, 1.1 million and 1.0 million shares of our common stock for the years ended December 31, 2005, 2004 and 2003, respectively.  These options' exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.2 million and 0.1 million shares of restricted stock for the year ended December 31, 2005 and 2004.

            (p) Stock Plans and Awards –

            We have two stock-based compensation plans: the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan (the “Incentive Plan”) and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”).  We accounted for our stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations through December 31, 2005.  In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004) — “Share-Based Payments” (“SFAS 123R”) which we adopted on January 1, 2006 as our method of accounting for our stock-based compensation.  See a detailed description of SFAS 123R and its impact on our financial statement below in “—(s) Recently Issued Accounting Standards.”

            The Incentive Plan permits us to grant stock options and restricted stock to our outside directors and our employees.  Under APB 25, if the exercise price of our stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.  Since our stock options have all been granted with exercise prices at fair market value, no compensation expense has been recognized under APB 25.  We recognize compensation expense related to our restricted stock in accordance with the provisions of APB 25.  The total compensation expense to be incurred for each restricted stock grant equals the product of the number of shares issued and the closing price of our common stock on the grant date and is recognized over the vesting period of each grant in accordance with the method specified in FASB Interpretation No. 28—“Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).  Under APB 25, we do not recognize compensation expense related to the ESPP.

            On November 4, 2005, our board of directors approved accelerating the vesting of 669,750 unvested options with exercise prices of greater than $11.00 per share and extended the life of 868,500 options that had a five-year term to seven years.  This modification did not impact our results of operations for the year ended December 31, 2005 as these options had no intrinsic value at the modification date.  Also, see detailed discussion of this event below in “—Note 11.”

            The following table illustrates the effect on net income and earnings per share assuming the compensation cost for our stock option, restricted stock and employee stock purchase plans were determined using the fair value method, prorated over the vesting periods in accordance with FIN 28, at the grant dates as required under SFAS 123R for the years ended December 31, 2005, 2004 and 2003:

(in thousands, except for per share data)	2005	2004	2003

Net Income as Reported	$97,993	$122,771	$108,181
Add: Total stock-based compensation expense included in reported net income, net of taxes	973	445	—
Deduct: Total stock based employee compensation expense determined under fair value	(4,635)	(2,555)	(2,496)

Pro forma	$94,331	$120,661	$105,685

Basic Earnings per Share:
As reported	$1.81	$2.26	$1.80

Pro forma	$1.74	$2.23	$1.76

Diluted Earnings per Share:
As reported	$1.65	$2.04	$1.74

Pro forma	$1.59	$2.01	$1.70

            The increase in stock based employee compensation expense in 2005 was due to accelerating the vesting and modification of the term of options as described above.  See “—Note 11” for the assumptions we used to compute the pro forma amounts above.  The pro forma effect on earnings per share is not representative of the pro forma effects in future years.

            (q) Comprehensive Income –

            We do not have any adjustments to net income to arrive at comprehensive income.

            (r) Financial Instruments and Risk Management –

            Financial Instruments –– Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, our long-term secured debt to EDC, note payable to Continental and 4.25% senior convertible notes due 2023.  The carrying amount of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments.  As of December 31, 2005 and 2004, the fair value of our long-term secured debt to EDC was approximately $15.0 million and $15.8 million, respectively.  As of December 31, 2005, the carrying value of the note payable to Continental approximates fair value as we expect to pay off this debt in March 2006.  The fair value of our note payable to Continental as of December 31, 2004 was approximately $97.5 million.  The fair values of these instruments were estimated based on the discounted future cash flows using our current incremental rate of borrowing for a similar liability or market prices.  The fair value of our 4.25% senior convertible notes due 2023 was approximately $112.8 million and $139.1 million based on the quoted market price as of December 31, 2005 and 2004, respectively.  As of December 31, 2004, we also had one share of non-voting Series A Preferred Stock, par value $.01 per share outstanding.  The carrying value of our Series A Preferred Stock at December 31, 2004 approximated fair value.  We redeemed this instrument in April 2005.  See “—Note 6” below.

            Credit Risk Due to Certain Concentrations –– We provide Continental substantially all of its regional jet capacity at its hub airports as well as additional non–hub service.  We are economically dependent upon Continental as substantially all of our revenue is received from Continental.  See Item 1A. “Risk Factors” for detailed discussions.  If Continental defaults on the payment obligations it has to us under our capacity purchase or other agreements, then in addition to any other remedies we may have, we can offset the amount of the defaulted payments against the amounts we owe to Continental under the note payable to Continental.  In addition, we can reduce any payments we owe to Continental under any agreements in an amount corresponding to its defaulted payments.

            In addition, approximately 70% of our employees were covered by collective bargaining agreements at December 31, 2005.  We amended our contracts with our pilots, dispatchers and mechanics in 2004.  The new contracts will be amendable in December 2008, July 2009 and August 2009, respectively.  Our contract with our flight attendants, which represent approximately 16% of our employees, became amendable in December 2004.  See Item 7.  “Management's Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on the status of our negotiations with the IAM.

            (s) Recently Issued Accounting Standards –

            In December 2004, the FASB issued SFAS 123R, requiring companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award.  The fair value is to be estimated using an option-pricing model.  The resulting cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period.  Under the original SFAS 123, this accounting treatment was optional with pro forma disclosures required.

            We adopted SFAS 123R on January 1, 2006, as required by SFAS 123R.  It is effective for all awards granted after that date and for the unvested portion of awards granted prior to the adoption date.  The expense recognized with respect to unvested awards is based on the grant-date fair value and vesting schedule of those awards used in calculating the pro forma disclosures required under SFAS 123 and presented in “—(p) Stock Plans and Awards.”  The impact of adopting SFAS 123R on our statement of operations was similar to the pro forma impact of SFAS 123 presented in “—(p) Stock Plans and Awards.”  The adoption of SFAS 123R did not affect our overall financial position or liquidity.

            SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  We cannot estimate the impact of this change in the future (because they depend on, among other things, when employee exercise stock options).  We recognized immaterial excess tax deductions in our operating cash flows in 2005 and 2004 related to the vesting of our restricted stock. No excess tax deductions in our operating cash flows were recognized in 2005, 2004 and 2003 related to our options as no options were exercised in these periods.

            (t) Reclassifications –

            Certain reclassifications have been made in prior years’ financial statements to conform to the current year presentation.  Additionally, we classified our auction rate securities as cash equivalents in 2003.  In 2004, these securities were reclassified to short-term investments.  The 2003 balance sheet and cash flow statement were reclassified to conform to current presentation.

Note 2 – Capacity Purchase Agreement with Continental

            General.  We currently derive substantially all of our revenue from our capacity purchase agreement with Continental.  Under this agreement, Airlines operates flights on behalf of Continental as Continental Express.  Continental controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

            Under the capacity purchase agreement, some marketing-related costs normally associated with operating an airline are borne by Continental.  These costs include:

•	reservations and sales;
•	commissions;
•	advertising;
•	revenue accounting;
•	fare and tariff filings; and
•	food and beverage service.

            On December 28, 2005, Continental gave us notice of its intention to withdraw 69 aircraft from the capacity purchase agreement beginning in December 2006 and ending in June 2007.  The capacity purchase agreement gives us up to nine months from the notice date to decide if we want to retain the aircraft.  If we choose to retain the aircraft, the capacity purchase agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental to increase by 200 basis points.

            Compensation and Operational Responsibilities.  Under the capacity purchase agreement, Airlines is entitled to payment for each block hour that Continental schedules it to fly.  Payment is based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that are generally within our control.  In accordance with the capacity purchase agreement, the original cost components used in this formula remained in place until December 31, 2004, after which new rates are to be established annually with the same methodology.  We have exposure for most labor costs and some maintenance and general administrative expenses, if the actual costs are higher than those reflected in our block hour rates.

            Beginning in the fall of 2004, we negotiate with Continental to adjust the scheduled block hour rates annually as required under the capacity purchase agreement.  The agreement calls for rates to be set by November 1 of each year.  See detailed discussion of 2006 rate setting below.

            2003-2004.  A reconciliation payment was made by Continental to Airlines, or by Airlines to Continental, if the operating margin calculated, as described below (the "prevailing margin") was not between 8.5% and 11.5% in any fiscal quarter.  When the prevailing margin exceeded 11.5%, Airlines paid Continental an amount sufficient to reduce the margin to 11.5%.  If the prevailing margin was less than 8.5%, Continental would have paid Airlines an amount sufficient to raise the margin to 8.5%; however, from 2003 to 2004, the quarterly prevailing margins were never below 8.5%.  Certain items were excluded from the calculation of the prevailing margin, including:

•	actual labor costs that differed from those reflected in Airlines’ block hour rates;
•	performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations);
•	litigation costs outside the normal course of business; and
•	other costs that were not included in Airlines’ block hour rates (or covered by any adjustments to them) and were not reasonable and customary in the industry.

            If these excluded costs were higher than those anticipated in Airlines’ block hour rates, its operating margin could have been lower than 8.5% when taking these costs into account, even after any reconciliation payment was made.  Conversely, if these costs were lower than those anticipated in Airlines’ block hour rates, its operating margin could have been higher than 11.5% when taking these costs into account, even after any reconciliation payment was made.

            During 2004, Airlines’ quarterly reconciliation payments to Continental totaled $61.0 million.  The table below describes how variations between our actual costs and our estimated costs, as determined in the block hour rates, were treated under the capacity purchase agreement through 2004:

Fully reconciled costs: reconciliation payment, including 10% margin, to the full extent actual costs differed from estimated costs.

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
 • Depreciation and amortization(2)
 • Pilot training volumes
 • Glycol, de-icing, snow removal
 • International navigational fees
 • Pilot soft time(3)

Costs within the margin band: if actual expenses in this category were sufficiently different from estimates used in the block hour rates so that the prevailing margin (calculated to exclude the impact of unreconciled costs, to the extent they differed from Airlines’ estimated costs, and other items(4)) was less than 8.5% or greater than 11.5%, then a reconciliation payment was to be made by Continental or Airlines to the other so that this prevailing margin would be 8.5% or 11.5%, as applicable.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses
Unreconciled costs: no reconciliation payment was made for actual results that differed from estimated costs.
• Wages and salaries • Benefits not included above	• Corporate headquarter rent costs

(1)

Under the fuel purchase agreement with Continental, in 2004 and 2003, fuel and fuel tax expense were reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.  If the fuel agreement with Continental were not in place, Airlines’ fuel cost, including related taxes, would have been $1.23 and $0.93 per gallon for the years ending December 31, 2004 and 2003, respectively.

(2)	Depreciation was reconciled for assets and capital projects accounted for in the capacity purchase agreement or those approved by Continental outside of the capacity purchase agreement.
(3)	Pilot soft time reconciliation ended March 31, 2003.
(4)

In addition to the unreconciled costs listed above, the prevailing margins used to calculate Airlines’ quarterly reconciliation payments did not take into account any performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control cancellations), litigation costs outside the normal course of business and other costs that were not included in Airlines’ block hour rates (or covered by adjustments to them) and were not reasonable or customary in the industry.

            In 2004, the fully reconciled costs, costs within the margin band and unreconciled costs under our capacity purchase agreement represented approximately 63.9%, 12.0% and 24.1% of total operating costs, respectively.

            In addition, to the extent that our rate of controllable cancellations (such as those due to maintenance or crew shortages) was lower than our historical benchmarks, we were entitled to incentive payments; conversely, we would have had to pay Continental if our controllable cancellations were above historical benchmarks.  Because these incentive benchmarks were based on historical five-year rolling averages of monthly controllable cancellations, lower controllable cancellations that resulted in higher incentive payments in the near term reduced our opportunity to earn incentive payments in the future.  Also, because we used monthly rolling averages, our opportunity to earn these payments in any particular fiscal quarter was affected by monthly variations in historical controllable cancellation rates.  We were also entitled to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

            2005 Rate Negotiation and Amendment.  As part of the 2005 rate negotiation, we agreed to cap Airlines’ prevailing margin at 10.0%.  Airlines also included previously unreconciled costs within the margin band, although it is not reimbursed if these costs are higher and cause its prevailing margin to fall below the 8.5% margin floor.  In addition, Airlines is still entitled to receive incentive payments from Continental if its rate of controllable cancellations is lower than its historical benchmark, but is not required to pay Continental a penalty for controllable cancellations unless the rate rises above 0.5%.  Airlines continued to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

            During 2005, Airlines’ quarterly reconciliation payments to Continental totaled $23.4 million.  The table below describes how variations between Airlines’ actual costs and estimated costs, as determined in the block hour rates, have been treated under the capacity purchase agreement since January 1, 2005:

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
 • Depreciation and amortization(2)
 • Glycol, de-icing, snow removal
 • International navigational fees

Costs within the margin band: if actual expenses in this category are sufficiently different from estimates used in the block hour rates so that the prevailing margin is less than 8.5% or greater than 10.0%, then a reconciliation payment will be made by either Continental or Airlines to the other so that this prevailing margin will be 8.5% or 10.0%, as applicable.  If the prevailing margin were less than 8.5% due to the impact of certain costs, as described below, or if the prevailing margin were above 10.0% due to other items(3), no reconciliation payments would be made from either Continental or Airlines.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses

(1)

Under the fuel purchase agreement with Continental, fuel and fuel tax expense are reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on Airlines’ fuel purchase agreement with Continental.  If the fuel purchase agreement with Continental were not in place, the fuel cost, including related taxes, would have been $1.80 per gallon for the year ended December 31, 2005.

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

            In 2005, the fully reconciled costs and costs within the margin band under the capacity purchase agreement represented approximately 64% and 36% of total operating costs, respectively.

            Certain costs that were unreconciled under the capacity purchase agreement prior to 2005 now require Airlines to make a reconciliation payment to Continental if the differences cause the prevailing margin to be greater than 10.0%.  However, if the differences cause the prevailing margin to be less than 8.5%, they remain unreconciled.  These costs are:

•	wages and salaries; and
•	benefits not included in the table above.

            2006 Rate Setting.  Because we have not agreed on the 2006 rates, Continental has agreed to continue paying Airlines at the December 2005 rates until an agreement is reached.  Any agreement to revise the current rate structure will be retroactive to January 1, 2006.  We cannot currently estimate what our 2006 rates will ultimately be.  If we cannot agree on the 2006 rates, the capacity purchase agreement allows either party to submit the matter to arbitration.

            Capacity and Fleet Matters.  Subject to the aircraft withdrawal beginning in December 2006, the capacity purchase agreement currently applies to all of Airlines’ 266 aircraft, as well as the aircraft subject to firm orders through December 2006, at which time Continental will withdraw 69 aircraft from the capacity purchase agreement.  Under the capacity purchase agreement, Continental is required to purchase or lease from Embraer or its designee all of our current firm order aircraft under the agreement, as well as participate in the financing, and to lease or sublease these aircraft to us.

            The capacity purchase agreement also allows us to be Continental’s exclusive regional jet service provider at Newark’s Liberty International, Houston’s Bush Intercontinental and Cleveland’s Hopkins International airports through December 31, 2006.  However, Continental has the right to reduce the number of our regional jets covered by the agreement at any time upon 12 months’ notice.  As noted above, on December 28, 2005, Continental gave us notice of its intention to withdraw 69 aircraft from the capacity purchase agreement beginning in December 2006 and ending in June 2007.  Under the terms of the agreement, Continental cannot withdraw additional aircraft from the agreement until December 28, 2009 unless the agreement is terminated.  If the agreement were terminated, withdrawal would be limited to 15 aircraft per month.  With respect to the 69 aircraft released from the capacity purchase agreement, we have the option to:

•

fly the released aircraft for other parties or under our own code, subject to our ability to obtain facilities, such as gates and slots, and subject to our exclusive arrangement with Continental at its hub airports;

•	sublease the aircraft to other parties; or
•	decline to fly these aircraft and cancel the related subleases with Continental.

            If we choose to retain the aircraft released from the capacity purchase agreement, the capacity purchase agreement has a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental to increase by 200 basis points.  See Item 1. “Business–Capacity Purchase and Other Agreements with Continental Airlines – Aircraft Financing.  ”If we elect not to retain these aircraft, the related leases or subleases between us and Continental will be canceled, and Continental will take possession of the aircraft. In that event, Continental will be responsible for all direct reasonable costs we incur in removing those aircraft from our fleet.

            We have options for 100 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  During 2005, Continental declined the right to exercise any of these options.  We retain the right to exercise them and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.

            So long as scheduled flights under the capacity purchase agreement with Continental represent either at least 50% of all our scheduled flights or at least 200 of our aircraft are covered by the capacity purchase agreement, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the capacity purchase agreement above all of our other flights and aircraft.

            Term of Agreement.  The capacity purchase agreement is scheduled to expire on December 31, 2010.  Continental has the option to extend the term of the agreement with 24 months’ notice for up to four additional five-year terms through December 31, 2030.

            Continental may terminate the agreement at any time upon 12 months’ notice, or at any time without notice for cause, which is defined as:

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

            If Continental materially breaches the agreement and fails to cure the breach within 60 days after we notify it of the breach, we will be entitled to obtain our payments directly from Airline Clearing House, Inc. from the 60th day for the duration of the default.  In addition, Continental and we are each entitled to seek damages and equitable remedies in arbitration.

            Continental’s Outlook.  We are directly affected by Continental’s financial and operational stability because we depend on its ability to make payments to us under our capacity purchase and other agreements.  Continental has reported significant losses since September 11, 2001, excluding special items.  For the years ended December 31, 2005 and 2004, Continental reported net losses of $68 million and $409 million, respectively.  Excluding special items, Continental’s losses would have been more significant.

            Continental and the union representing its flight attendants recently ratified their labor agreement to allow Continental to meet its $0.5 billion cost-savings goal previously announced; absent additional adverse factors due to external influences, such as additional terrorist attacks or unreasonable increase in fuel prices, we are not aware of any other factors that would lead us to believe that Continental will not be able to maintain adequate liquidity through December 31, 2006, as previously disclosed in its quarterly filings.  However, a combination of some or all of several events, most of which are outside of Continental’s direct control, may result in its inability to maintain adequate liquidity through December 31, 2006.

            As discussed above, Continental has reduced the level of its commitment for our aircraft under the capacity purchase agreement, which could materially reduce our revenue and earnings.  Furthermore, Continental leases from third parties a substantial portion of the aircraft and airport facilities that it subleases to us.  If Continental declared bankruptcy or otherwise defaulted under these leases, we would have no rights to these aircraft or facilities; our access to our aircraft and airport facilities would depend on negotiations between the lessors and us.

Note 3 –– Security Fee

            On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriation Act 2003 (“Wartime Act”), which was include as part of a larger bill to fund the war in Iraq.  Highlights of the Wartime Act affecting us are as follows:

•

$2.3 billion for reimbursement of airline security fees that were paid or collected by airlines as of the date of enactment, which means reimbursement for fees paid from February 1, 2002 through April 16, 2003, and from June 1 to September 30, 2003; and

•	$100 million was authorized to reimburse carriers for installing fortified flight deck doors.

            In May 2003, we received $3.0 million to reimburse security fees under the Wartime Act. However, since the reimbursement represented fully reconciled costs under the capacity purchase agreement, we distributed 100% of the funds received to Continental.  For detailed discussion of fully reconciled costs, please see “––– Note 2.”  The net impact of this reimbursement was immaterial to our results of operations.  In September 2003, we also received $0.6 million for reimbursement of costs related to installation of the fortified flight deck doors pursuant to the Wartime Act.  The amount received was used to reduce the capitalized cost of our property and equipment.

            On January 3, 2006, Airlines and 42 other carriers received demand notices from the TSA related to the alleged underreported, uncollected ASIF.  Airlines was invoiced by the TSA for an additional $2.1 million for 2005, due on or before February 2, 2006.  We recorded this additional liability as of December 31, 2005, of which $0.8 million was recorded as additional security expense pursuant to a previously agreed allocation methodology with Continental.  On January 16, 2006, Continental and we jointly submitted a letter to the TSA seeking a joint administrative review of the ASIF assessments and a stay of any related payments.  At this time, we cannot predict the outcome of this review.

Note 4 –– Details of Certain Accounts

            Accrued other liabilities consist of the following (in thousands):

	As of December 31,
	2005	2004

Airport services	$16,596	$11,833
Maintenance, materials and repairs	17,627	13,584
Taxes (1)	16,592	13,857
Flight operation related expenses	7,343	6,079
Interest	2,574	2,519
Other	7,947	3,972

	$68,679	$51,844

(1) Includes income taxes payable as well as other taxes payable.

            Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2005	2004

Spare parts credit	$4,630	$5,345
Flight training credits	6,235	5,996
Other	614	1,180

	$11,479	$12,521

Note 5 –– Leases

            We lease or sublease all 266 of our aircraft under operating leases with lease terms ranging from 16 to 16.5 years from Continental.  Our sublease agreements with Continental have substantially the same terms as the lease agreements between Continental and the third-party lessors, and expire between 2013 and 2022.  Rental payments for each aircraft are fixed upon lease execution with no escalation clauses.  We also lease or sublease, under various operating leases, ground equipment and substantially all of our ground facilities, including facilities at public airports from Continental or the municipalities or agencies owning and controlling such airports.  Though the duration and terms of these leases vary greatly, we expect, in most cases, leases to be renewed or replaced by new leases as required in the normal course of business.  Our leases do not include residual value guarantees.

            At December 31, 2005, the scheduled future minimum lease payments under capital leases due to third-party lessors and the scheduled future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in millions):

		Operating Leases
	Capital Leases
		Aircraft	Non-Aircraft

Year ending December 31,2006	$0.9	$324.4	$14.6
2007	0.8	257.7	13.2
2008	0.2	236.4	12.2
2009	—	236.4	11.6
2010	—	236.4	10.7
Later years	—	1,679.8	65.8

Total minimum lease payments	1.9	$2971.3	$128.1

Less: amount representing interest	0.1

Present value of capital leases	1.8
Less: current maturities of capital leases	0.8

Long-term capital leases	$1.0

            Our total rental expense for all non-aircraft operating leases was approximately $39.3 million, $33.4 million and $51.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

            Total aircraft and non-aircraft rent expense was approximately $348.3 million, $314.8 million and $300.6 million for the years ended December 31, 2005, 2004 and 2003, which included $323.3 million, $292.6 million and $280.7 million of payments under leases with Continental under the capacity purchase agreement.  In addition, of the total rental expense, $290.4 million, $262.7 million and $249.4 million are related to subleases with Continental for 2005, 2004 and 2003, respectively.  As a result of 2003 amendment to our Master Facility and Ground Handling Agreement with Continental, we no longer pay Continental rent related to our hub stations.  See Item 1. “Business –– Capacity Purchase and other Agreements with Continental Airlines –– Airport Facilities, Slots and Route Authorities” for more detailed description of this amendment.

            If we defaulted on our payment obligations under our aircraft and facility leases or subleases with Continental, Continental would be entitled to reduce future payments to us under the capacity purchase agreement by the amount of the defaulted payment.

            The scheduled minimum aircraft operating lease payments in the above table include the estimated reduction for the withdrawal of 69 aircraft beginning in December 2006.  The scheduled minimum non-aircraft operating lease payments in the above table include payments for seven new engine leases. Prior to December 2005, under our power-by-the-hour agreement with Rolls Royce, we were obligated to acquire up to three spare engines to support our existing aircraft and the remaining eight aircraft on firm order.  In December 2005, we negotiated the sale of eight engines to Rolls Royce and, in exchange, entered into seven new engine leases with a Rolls Royce subsidiary. The engines leased have greater interchangeability than the engines sold. As a result, we have satisfied our engine obligations and are no longer obligated to purchase the three engines.  These leases are classified as operating leases; hence they are not reflected as assets and liabilities on our balance sheet.  These leases do not have residual value guarantees and annual escalation of rental payments is based on customer price index.

            In July 2005, we purchased certain building, land and related improvements (from a party related to American Composites) for an aggregate price of approximately $4.9 million.  $4.2 million was recorded as building and related improvements and the balance was allocated to land.  As of December 31, 2005, we have recorded approximately $0.1 million in accumulated depreciation for this building.  At the same time, we lease the building, land and related improvements to American Composites for use in its operation.  We account for the lease as an operating lease.  The scheduled minimum future lease payments from American Composite are to be as follows (in millions):

Year ending December 31,
2006	$0.5
2007	0.5
2008	0.5
2009	0.5
2010	0.5
Thereafter	2.3

Total	$4.8

Note 6 –– Long-term Debt

            As of December 31, 2005, long–term debt, including current maturities, totaled $15.3 million, which consisted of $15.3 million of secured debt owed to EDC.

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

            Prior to the completion of our initial public offering, Airlines issued the sole authorized and outstanding share of its non-voting Series A Preferred Stock, par value $.01 per share, to our subsidiary XJT Holdings, Inc. as partial consideration for its assets and liabilities.  The series A Preferred Stock was entitled to receive, on a cumulative basis, dividends at a rate of 14% per annum on a liquidation preference of $5.0 million, callable beginning in April 2005 and mandatorily redeemable in April 2012.  Upon issuance, XJT Holdings, Inc. sold the Preferred Stock to an independent third party in exchange for a $5.0 million promissory note, with no rights of offset, due in April 2012.  The note bore interest equal to the three-month LIBOR plus 0.6% per annum, payable quarterly which commenced on August 1, 2002.  On July 1, 2003, we adopted Statement of Financial Accounting Standard No.150 ––“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  Upon adoption, we reclassified our Series A Preferred Stock to long-term debt.  We also began to recognize dividends declared related to our Series A Preferred Stock as interest expense.

            On April 1, 2005, Airlines called the Series A Preferred Stock for redemption.  The redemption price, including accrued but unpaid dividends, was approximately $5.0 million.  The share was redeemed on April 16, 2005, and the corresponding dividends ceased.  In addition, we received $5.0 million, including accrued but unpaid interest income, from the holder of the stock to retire a $5.0 million promissory note held by us.

            Maturities of these long-term debts are summarized below in “–– Note 8.”

Note 7 –– Note Payable to Continental

            Under the promissory note dated March 31, 2001, net amounts due Continental were converted into a long-term note payable of $552.3 million, which bore interest at a fixed rate of 4.9% through June 30, 2001.  Effective July 1, 2001, the rate for subsequent quarters was set at the three-month LIBOR plus 1.25% per annum.  The note is our unsecured general obligation and is subordinated in right of payment to all of our future senior indebtedness and is junior to any of our secured obligations and the secured obligations of our wholly owned subsidiaries to the extent of the collateral pledged.

            In 2004, we made a discretionary prepayment of $27.0 million in addition to our scheduled quarterly principal and interest payments, net of prepayments made in prior periods, to the extent required.  The quarterly payment on our note payable to Continental for principal and interest is $27.9 million, to be paid through the earlier of March 31, 2007 or until the principal balance and any accrued interest are paid in full.  We currently expect to pay off this obligation on March 31, 2006.  Total payments made during 2005 and 2004 (including the discretionary prepayments) were $84.7 million and $98.8 million, respectively, of which $81.3 million and $94.4 million, respectively, related to principal.  Based on the three-month LIBOR on December 31, 2005 plus 1.25% per annum and our current principal balance of $17.5 million, maturities of our note payable to Continental as of December 31, 2005 are detailed on the table included in “–– Note 8” below.

            The weighted average interest rate for the year ended December 31, 2005, 2004 and 2003 was 4.4%, 2.6% and 2.5% per annum, respectively.  The statements of operations include total interest charges from Continental of $3.5 million, $4.3 million and $6.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 8 –– 4.25% Senior Convertible Notes due 2023

            During 2003, we completed the private placement of $137.2 million senior convertible notes due 2023, which were resold by the initial purchasers to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933.  Cash interest is payable on the notes at a rate of 4.25% per year on the principal amount at maturity, payable semiannually in arrears on February 1 and August 1 of each year, beginning February 1, 2004.  The aggregate amount of the principal will be due on August 1, 2023.  The notes and the notes guarantee are senior unsecured obligations and rank equally with our existing and future senior unsecured indebtedness.  The notes and the notes guarantee are junior to any of our secured obligations and the secured obligations of our wholly owned subsidiaries to the extent of the collateral pledged.

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

            We can redeem the notes, in whole or in part, beginning on August 4, 2008, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid cash interest, if any.  The holders of the notes may require us to repurchase the notes on August 1, 2008, August 1, 2013 and August 1, 2018 (“Redemption Dates”) at a purchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any.  We can choose to pay the repurchase price for any such notes in cash, in shares of common stock or any combination thereof should we be required to redeem the notes at any of the Redemption Dates.  We have a shelf registration statement on file with the Securities and Exchange Commission covering the resale of the notes and the underlying common stock for the security holders name therein.

            Proceeds from the offering, net of initial purchasers’ fees, were used to repurchase 9,835,125 shares of our common stock from Continental at $13.60125 per share pursuant to a stock repurchase agreement with Continental.  As a result of this repurchase, Continental’s beneficial ownership of our common stock dropped below 50%.

            Repayment of the convertible notes is jointly and severally guaranteed on an unconditional basis by Airlines.  Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on Airlines’ ability to transfer funds to us in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to us in certain circumstances.

            Separate financial statements of Airlines are not included herein because the aggregate assets, liabilities, earnings, and equity of that subsidiary remain substantially equivalent to our assets, liabilities, earnings and equity on a consolidated basis.  Airlines is jointly and severally liable for the repayment of the notes.  We do not believe that separate financial statements and other disclosures concerning Airlines would be material to investors.

            The amount of all scheduled debt maturities, as described in Notes 6, 7 and 8 above, due over the next five years and thereafter is as follows (in millions):

Year ending December 31,
2006	$18.4
2007	$1.7
2008	$140.7
2009	$3.5
2010	$3.5
Thereafter	$2.4

            The table above assumes the senior convertible notes will be due on August 1, 2008, the earliest date that the holders of the notes may require us to repurchase the notes.

            Other than the debt obligations described above, we do not have any other source of long-term borrowings or available lines of credit.  There is no covenant under any of our current long-term debt agreements that restrict our ability to undertake additional debt or equity financing.

Note 9 –– Income Taxes

            Income tax expense (benefit) for the year ended December 2005, 2004 and 2003 consisted of the following (in millions):

	2005	2004	2003

Federal
Current	$51.7	$60.6	$23.5
Deferred	1.5	10.4	39.0
State:
Current	2.5	0.2	(0.1)
Deferred	0.5	4.0	4.3

Total Income Tax Expense	$56.2	$75.2	$66.7

            The reconciliations of income tax computed at the United States federal statutory tax rates to income tax expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Amount			Percentage

	2005	2004	2003	2005	2004	2003

	(in millions)
Income tax expense at United States statutory rates	$53.9	$69.3	$61.3	35.0%	35.0%	35.0%
State income tax expense (net of federal benefit)	2.3	4.2	4.2	1.5	2.1	2.4
Meals and entertainment disallowance	1.7	1.4	1.2	1.1	0.7	0.7
Other	(1.7)	0.3	—	(1.1)	0.2	—

Income tax expense, net	$56.2	$75.2	$66.7	36.5%	38.0%	38.1%

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows (in millions):

	2005	2004

Deferred Tax Liabilities:
Fixed assets	$48.3	$44.7
Other	1.7	2.5

Gross deferred tax liabilities	50.0	47.2

Deferred Tax Assets:
Federal loss carryforwards	$—	$6.1
State loss carryforwards, net	5.4	5.6
Intangible assets	317.8	343.8
Other	13.0	7.1

Gross deferred tax assets	336.2	362.6

Valuation allowance / net tax agreement obligation to Continental	334.8	362.0

Net deferred tax assets (liabilities)	$(48.6)	$(46.6)

            At December 31, 2004, we had federal net operating loss carryforwards of approximately $17.4 million, which expire in 2019.  In September 2005, Continental entered into a final settlement agreement with the IRS that included periods when we were included in its consolidated federal income tax return.  Our taxable income was not adjusted, but the amount of net operating losses allocated to us was reduced by approximately $16.4 million.  In accordance with our tax agreement with Continental, we recorded a receivable from Continental for approximately $5.7 million for the reduction of our federal net operating loss carryforwards.  In addition, we adjusted our tax accounts to reflect a federal net operating loss carryforward at December 31, 2004 of approximately $1.0 million, which was utilized in 2005.

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  We made approximately $25.3 million and $57.0 million of net payments to Continental under the tax agreement during 2005 and 2004, respectively.

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

            We believe that our initial public offering created a change in ownership limitation on the utilization of our federal tax attribute carryforwards, primarily net operating losses.  Section 382 of the Internal Revenue Code limits our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  This limitation did not have any impact on our financial condition during the years ending 2005 and 2004.

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

Note 10 –– Preferred, Common and Treasury Stock

            Preferred Stock.  We have 10 million shares of authorized preferred stock, par value $.01 per share.  One share of preferred stock was issued and outstanding at December 31, 2004.

            After Continental’s ownership of common shares fell below 10% on April 7, 2005, we redeemed the sole share of our Special Voting Preferred Stock held by Continental. The redemption terminated Continental’s right to elect a director to our board of directors. Pursuant to our capacity purchase agreement, Continental had the right to nominate a director to our board, but relinquished this right, effective October 2005. Continental currently owns less than 10% of our common stock and has indicated that it intends to dispose of some or all of its remaining shares, subject to market conditions.  We do not believe that Continental’s sale of its ownership interest will have an adverse impact on our results of operation or financial position.

            Our board is divided into three classes, and our directors are elected by stockholders for three-year terms.  Two of the classes are comprised of two directors and the third is comprised of three.

            Common Stock.  We currently have one class of common stock, par value $.01 per share, with 54.7 million shares issued.  Each share of common stock is entitled to one vote.  Common stockholders participate ratably in any dividends or distributions on the common stock.

            Treasury Stock.  In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Purchases have been made from time to time in the open market; the timing of any share repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  Common stock acquired through the program will be available for general corporate purposes.  In 2005, we purchased 590,800 shares of our common stock at an average cost per share of $9.55.

            In addition, under the Incentive Plan, our board of directors can approve the issuance of restricted stock to various employees and non-employee directors.  Forfeitures of awarded shares resulted in common stock held in treasury from which subsequent restricted stock awards can be issued and stock option exercises can be satisfied.

Note 11 –– Stock Based Compensation Plans

            At December 31, 2005, we had a stock incentive plan and an employee stock purchase plan.

            Stock Incentive Plans.  Prior to the completion of our initial public offering, Continental, as our then sole stockholder, and our board of directors approved the Incentive Plan, which was subsequently ratified by our public stockholders in 2003.  The Incentive Plan provides that we may grant awards in the form of stock options or restricted stock to our non-employee directors, our employees or employees of our subsidiaries.  The aggregate number of shares of our common stock that may be issued under the Incentive Plan may not exceed 3.2 million shares, subject to adjustments as provided in the Incentive Plan.  We have reserved 3.2 million shares of our common stock for issuance under this plan.  Options granted under the Incentive Plan have been awarded with exercise prices equaling the fair market value of the stock on the date of grant, vest over a four-year period for employees or a six-month period for non-employee directors and expire seven years after the date of grant in the case of employees and ten years after the date of grant in the case of directors.  During 2005, 2004, and 2003, we issued 489,500, 155,500 and 389,000 options, respectively, to purchase our common stock under the Incentive Plan, with a grant date fair value of approximately $2.4 million, $1.4 million and $3.2 million, respectively.

            On November 4, 2005, our board of directors approved accelerating the vesting of 669,750 unvested options currently held by employees, including executive officers, with exercise prices greater than $11.00 per share and extended the term of 868,500 employee options that had a five-year term to seven years.  These options were and remain out of the money, and the acceleration and extension were effective immediately.  No options held by non-employee directors were subject to acceleration or extension.  The acceleration of vesting reduces compensation expense upon the adoption of SFAS 123R.  The reduction in compensation expense in the future, based on our implementation date of January 1, 2006, was approximately $3.1 million.  We reported this future compensation expense in our 2005 pro forma footnote disclosures, as permitted under the transition guidance provided by the FASB.

            In 2005 and 2004, our board of directors approved the issuance of 214,750 and 135,750 shares of restricted stock, respectively, net of forfeitures, to various employees and non-employee directors pursuant to the Incentive Plan, with fair value totaling $2.1 million and $1.7 million, respectively.  The restricted shares granted to our employees to date vest ratably over three or four-year periods.  Restricted shares granted to our non-employee directors vest over six months. Total expense recognized related to restricted stock for the year ended December 31, 2005 and 2004 was $1.6 million and $0.7 million, respectively.  As of December 31, 2005 and 2004, we had 287,563 and 123,750 shares of restricted stock outstanding.

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

            The table below summarizes stock option transactions pursuant to the Incentive Plan and Continental Plans (share data in thousands):

	2005		2004		2003

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

ExpressJet Options
Outstanding at Beginning of Year	1,402	$15.12	1,276	$15.46	989	$15.96
Granted	491	$9.99	156	$12.94	389	$11.67
Exercised	—	$—	—	$—	—	$—
Cancelled	(21)	$14.04	(30)	$15.27	(102)	$15.47

Outstanding at End of Year	1,872	$14.63	1,402	$15.12	1,276	$15.46

Options Exercisable at End of Year	1,842	$14.93	582	$15.38	270	$15.73

Continental Options
Outstanding at Beginning of Year	—	$—	—	$—	18	$36.03
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	(2)	$10.69
Cancelled	—	$—	—	$—	(16)	$39.20

Outstanding at End of Year	—	$—	—	$—	—	$—

Options Exercisable at End of Year	—	$—	—	$—	—	$—

            The following tables summarize the range of exercise prices and the weighted average remaining contractual life of our options outstanding and the range of exercise prices for our options exercisable at December 31, 2005 (share data in thousands):

Options Outstanding

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$8.99 - $11.50	781	5.11	$11.02
$11.51 - $14.00	135	5.42	$12.72
$14.01 - $16.00	956	3.39	$15.91

$8.99 - $16.00	1,872	3.88	$14.63

Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Exercise Price

$8.99 - $11.50	751	$11.13
$11.51 - $14.00	135	$12.72
$14.01 - $16.00	956	$15.91

$8.99 - $16.00	1,842	$14.93

            Employee Stock Purchase Plans.  On May 7, 2003, our stockholders approved the ESPP, which authorized the sale of up to one million shares of our common stock.  We have reserved one million shares of our common stock for issuance under the ESPP.  Under the plan, all of our employees are eligible to purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of the semi-annual purchase period.  Our first purchase period began on July 1, 2003.  Employees may sell shares obtained under the ESPP six months after the end of the plan period in which the shares were purchased.  During 2005 and 2004, 69,347 and 72,970 shares, respectively, of our common stock were issued to our employees at prices ranging from $7.23 to $10.37 in 2005 and prices ranging from $10.32 to $12.75 in 2004.  In January 2006, we issued 39,985 shares of our common stock to our employees at $6.88 per share.

            Pro Forma SFAS 123 Results.  Pro forma information regarding net income and earnings per share, as detailed in “––Note 1––Summary of Significant Accounting Policies––(p) Stock Plans and Awards,” has been determined as if we had accounted for our stock options and stock purchase plan under the fair value method of SFAS 123.  The fair value of Holdings’ options granted during 2005, 2004 and 2003 was estimated at the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rate of 3.9%, 3.5% and 3.3%, dividend yield of 0%, expected life of the option of 4.8, 7.4 and 6.6 years and expected volatility of Holdings’ stock of 55.0%, 68.7% and 69.3%.  Volatility used for options granted in 2005 was based on the actual volatility of our stock.  2004 and 2003 volatility was calculated as an average of the volatility of our and other comparable regional airlines’ stock as our historical data is only available from April 23, 2002.  We changed the method used to estimate volatility in 2005 because we believe this is more reflective of our actual volatility than using an industry average.  The weighted-average grant date fair value of the stock options granted in 2005, 2004 and 2003 was $5.02, $8.96 and $8.03 per option, respectively.

            The fair value of the purchase rights under the ESPP was also estimated using the Black-Scholes model with the following assumptions for 2005, 2004 and 2003, respectively: risk-free interest rate of 3.8%, 2.0% and 1.0%, dividend yield of 0%, expected volatility of Holdings’ stock of 60.8%, 57.3% and 53.7% and an expected life of six months.  The weighted-average fair value of each purchase right granted in 2005, 2004 and 2003 was $2.51, $3.53 and $4.20, respectively.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  As a result, we believe there are limitations in the Black-Scholes option valuation model when calculating the fair value of our options and purchase rights.  However, due to the limited historical data related to our stock compensation, we believe the Black-Scholes option valuation model currently provides the best estimate.

Note 12 –– Employee Benefit Plans

            Effective December 31, 2002, the ExpressJet Airlines, Inc. 401(k) Savings Plan (“401(k) Plan”) was adopted.  Substantially all our domestic employees are covered by this plan.  Under the plan, we offered the following benefits:

•	a retirement match up to 5.0% of pay per person (which vests over five years); and
•	a service-based match (which vested immediately), depending on years of service and the terms of the collective bargaining agreements, as applicable.

            Effective October 1, 2004 for Airlines’ mechanics, who are represented by the International Brotherhood of Teamsters, and January 1, 2005 for all other employees, the 401(k) Plan was amended.  Under the amended plan, we offer the following benefits:

•	a service-based retirement match from 4.0% up to 6.0% of pay per person (which vests over five years) depending on years of service; and
•	a service-based retirement contribution (with 5-year cliff vesting) depending on years of service and the terms of the collective bargaining agreements, as applicable.

            For the years ended December 31, 2005, 2004 and 2003, our total expense for the defined contribution plan was $18.2 million, $14.5 million and $10.8 million, respectively.

            The ExpressJet Airlines, Inc. Profit Sharing Plan (the “Profit Sharing Plan”) was adopted effective January 1, 2002 and amended on February 17, 2005.  Under this plan, if Airlines achieves a 10% operating margin, the Profit Sharing Plan will pay out 5% of eligible base pay received during the year to our eligible employees, which excludes employees whose collective bargaining agreements provide otherwise and employees who participate in our management bonus program or any other bonus program designated by the Human Resources Committee of our Board.  Profit sharing expense for the years ended December 31, 2005, 2004 and 2003 was $11.0 million, $10.0 million, and $8.3 million, respectively.

            We also provide medical bridge coverage for employees between the age of 60 to 65, with at least 10 years of service who have retired from the company.  As of December 31, 2005 and 2004, our benefit obligation was $2.6 million and $1.8 million, respectively. Total expense recognized related to this obligation for the years ended December 31, 2005, 2004 and 2003 was $0.6 million, $0.7 million and $1.3 million.

Note 13 –– Commitments and Contingencies

            Capacity Purchase Agreement.  So long as Continental is our largest customer, if we enter into a capacity purchase or economically similar agreement with another major airline (defined as any airline with annual revenues greater than $500 million, prior to adjustment for inflation since 2000) to provide regional airline service for more than 10 aircraft on terms and conditions that are, in the aggregate, less favorable to us than those in the capacity purchase agreement, the capacity purchase agreement has a provision that may allow Continental to amend its agreement with us to conform to the terms and conditions of our new agreement.

            In addition, there are provisions in the capacity purchase agreement that require us to use commercially reasonable efforts to transfer, subject to applicable laws, to Continental or its designee any of our airport take-off or landing slots, route authorities or other regulatory authorizations used for Airlines’ scheduled flights under the agreement.

            Continental is generally responsible for all capital and start-up costs for airport terminal facilities at its hub airports and at any other facilities where it elects to provide baggage handling services to us.  If Continental elects to provide baggage handling services at any facility where we previously provided baggage handling services, Continental will reimburse us for most of the capital and start-up costs we incurred at that facility.  We are generally responsible for any capital and start-up costs associated with any airport terminal facilities at other airports where we fly and any non-terminal facilities not regularly used by Continental.  If we exit a market at the direction of Continental (and we do not re-enter that market under our own code or that of an airline other than Continental within six months), Continental will reimburse us for certain losses incurred in connection with the closure of the related facility.  If the capacity purchase agreement is terminated, we may be required to vacate the terminal facilities (or all facilities if the termination results from our material breach of the agreement) that are subleased to us by Continental, and to use commercially reasonable efforts to assign to Continental or designee any lease in our name for these facilities.

            Purchase Commitments.  As of December 31, 2005, we had firm commitments to acquire 8 regional jets from Embraer through 2006.  The estimated aggregate cost of these firm commitments is approximately $0.2 billion.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased or subleased to either Continental or us.  We also have options to purchase an additional 100 Embraer regional jets.

            Prior to December 2005, under our power-by-the-hour agreement with Rolls Royce, we were obligated to acquire up to three spare engines to support our existing aircraft and the remaining eight aircraft on firm order.  In December 2005, we negotiated the sale of eight engines to Rolls Royce and, in exchange, entered into seven new engine leases with an affiliate of Rolls Royce. The engines leased have greater interchangeability than the engines sold. As a result, we have satisfied our engine obligations and are no longer obligated to purchase the three engines.

            We also have other contractual obligations of approximately $1.3 billion under our power-by-the-hour contracts with various service providers.  The power–by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  As a result of these agreements, our overall future maintenance costs will not increase; however, our short-term future costs will be higher, as we forego our warranty of these components and systems in return for future cost savings, insurance and more predictable maintenance expense.  These agreements are expected to provide a better match of expenses with the usage of the aircraft.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates.  Our level of operations is determined by Continental, which has exclusive scheduling authority over our fleet under the capacity purchase agreement.  The level of operation inherent in the estimate is based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion.  Forecasted payment rates are based on actual rates as of December 31, 2005 and increased annually according to the particular inflation index detailed in each individual contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates

            See a summary of all our contractual obligations in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Commitments – Contractual Obligations and Commercial Commitments.”

            General Guarantees and Indemnifications.  Pursuant to the capacity purchase agreement, we indemnify Continental for certain of our actions and it indemnifies us for some of its actions.  During 2004, we incurred $4.0 million in other operating expenses relating to a claim by Continental for costs incurred during the post-retirement storage of certain turboprop aircraft engines.

            Additionally, we are party to many contracts, in which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract.  In some cases, this indemnity extends to related liabilities that arising from the negligence of the indemnified parties, but typically excludes liabilities caused by gross negligence or willful misconduct.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect to be covered by insurance for a material portion of these liabilities, subject to deductibles, policy terms and condition.

            Employees.  As of December 31, 2005, approximately 70% of our employees are covered by collective bargaining agreements, which include pilots, mechanics, dispatchers and flight attendants.  Our contracts with our pilots, dispatchers and mechanics will be amendable in December 2008, July 2009 and August 2009, respectively.  Our contract with our flight attendants, which represents approximately 16% of our employees, became amendable in December 2004.  We are currently engaged in labor negotiations with our flight attendants.  At this time we cannot predict the outcome of these negotiations.  Our other employees are not covered by collective bargaining agreements.

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

Note 14 –– Related Party Transactions

            The following is a summary of significant related party transactions that occurred during the three years ended December 31, 2005, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

            Continental controls the scheduling, ticket prices and seat inventories with respect to Airlines’ operations.  In connection with this activity, Continental performs all sales and ticketing functions for Airlines on Continental ticket stock and receives cash directly from the sale of Airlines’ tickets.  Continental purchases or provides payment of certain items on our behalf, including fuel, certain payroll expenditures (including related benefits) and insurance, and charges us amounts as stipulated in the capacity purchase agreement.  In general, transfers or sales of assets between us and Continental are recorded at net book value.

            Continental provides various services to us and charges us amounts at rates in accordance with the capacity purchase and other agreements.  The services provided to us by Continental are as follows.

•

Certain customer services such as ground handling.  Charges related to these services were approximately $75.3 million, $106.5 million and $90.1 million for the years ended December 31, 2005, 2004 and 2003.

•

Centralized services and infrastructure costs, such as technology, transaction processing, treasury and risk management.  Charges related to these services were approximately $8.7 million, $13.8 million and $14.4 million for the years ended December 31, 2005, 2004, and 2003.

            During 2004, we amended our administrative support and information services provisioning agreement with Continental, which primarily extended the agreement for the term of the capacity purchase agreement.  We also amended the capacity purchase agreement to incorporate the amendment to our power-by-the-hour agreement with Rolls Royce that was signed in September 2004.

            Effective November 1, 2003, we amended our master facility and ground handling agreement with Continental to clarify how Continental allocates rent expenses to us at the airport locations where Airlines operates.  Under this amendment, all terminal facility rents at the hub airports are now borne by Continental and Airlines pays for incremental rent at other Continental–managed locations unless Continental does not operate any aircraft there.  In these situations, Airlines is responsible for the rent expense.  At locations Airlines manages, rent is allocated between Continental and Airlines based on the number of respective passengers.

            In December 2005, we recorded a current receivable from Continental in the amount of $1.7 million related to the reimbursement of the life-limited parts used on seven of the eight engines sold to Rolls Royce.  This receivable is included in “Amounts due from Continental Airlines, Inc., net” on the face of the balance sheet.

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

            We also have related-party transactions between us (including our subsidiaries) and our equity investees or Continental.  The following quantifies such activities:

•

In July 2005, we purchased a 74,000 square foot maintenance facility shop in Miami, Florida for $4.9 million.  We lease this property to American Composites, in which we own a 49% interest, under an operating lease.  Rent revenue from American Composites totaled approximately $0.2 million in 2005.

•	During 2005, Wing Holdings and American Composites, in which Holdings owns a non-controlling interest, provided approximately $0.2 million and $0.1 million worth of services to Airlines, respectively.
•	During 2005, ExpressJet Services, a wholly owned subsidiary of Holdings, performed repair services for Wing Holdings in the amount of $0.1 million.
•	During 2005, InTech, a wholly owned subsidiary of Holdings since November 2005, reported sales to Continental totaling $0.8 million.

            As of December 31, 2005 and 2004, we had approximately $0.7 million of receivables from our employees (which does not include any of our officers).  These receivables are related to uniforms, flight benefit charges and membership fees that are paid back to us through payroll deductions.

Note 15 –– Subsequent Event

            In February 2005, our board of directors authorized the inclusion of our 4.25% convertible notes due 2023 in our previously announced $30 million securities repurchase program, which includes our common stock.  We expect any purchases of the notes or the stock to be made from time to time in the open market or in privately negotiated transactions. The timing of any repurchases under the program will depend on a variety of factors, including market conditions, and may be suspended or discontinued at any time. Common stock acquired through the repurchase program will be available for general corporate purposes, and convertible notes repurchased under the program will be cancelled.

Note 16 –– Selected Quarterly Financial Data (Unaudited)

            Unaudited summarized financial data by quarter for 2005 and 2004 is as follows (in millions, except per share data):

	March 31,	June 30,	September 30,	December 31,

2005
Operating revenue	$375.4	$388.7	$393.8	$404.9
Operating income	38.8	40.0	38.0	39.7
Non-operating expense, net	(1.2)	(0.6)	(0.5)	—
Net income	23.3	24.3	25.5	24.9
Basic earnings per share(1)	$0.43	$0.45	$0.47	$0.46
Diluted earnings per share(3)	$0.39	$0.41	$0.43	$0.42

2004
Operating revenue	$364.0	$370.8	$385.7	$387.0
Operating income	48.6	50.1	51.6	55.0
Non-operating expense, net	(2.1)	(2.2)	(1.8)	(1.3)
Net income	28.7	29.7	30.8	33.6
Basic earnings per share(1)	$0.53	$0.55	$0.57	$0.62
Diluted earnings per share(2)(3)	$0.48	$0.49	$0.51	$0.56

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

(3)

See detailed reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS at - Note 1 - Summary of Significant Accounting Policies - (o) Earnings per Share."

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

            There were no changes in or disagreements on any matters of accounting principles of financial statement disclosure between us and our independent auditors.

Item 9A. Controls and Procedures

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  During the third quarter 2005, we implemented a new software application, AuRA, to manage our inventory, maintenance and engineering process.  Effective August 1, 2005, AuRA became our system of record for financial reporting purposes, which has resulted in a significant change to our internal control over financial reporting.  The new business process and the corresponding internal control relating to inventory management continue to be defined by management as we work through the implementation period.  We had identified a significant deficiency relating to the reconciliation of AuRA as of September 30, 2005.  While we have not identified any material weakness in our internal control over financial reporting at December 31, 2005, we were unable to successfully remediate this significant deficiency in the fourth quarter.  Management expects to take various actions in the first half of 2006 to correct this significant deficiency.

            There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

            (c) The Board of Directors, acting through its Audit Committee, is responsible for the oversight of our accounting policies, financial reporting and internal control.  The Audit Committee is comprised entirely of outside directors who are independent and approves decisions regarding the appointment or removal of the Director of Internal Audit.  It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities.  The Audit Committee is also responsible for performing an oversight role by reviewing the Company’s financial reports.  The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Item 9B. Other Information

Resignation of Director and Reclassification of Director

            On February 23, 2006, L.E. Simmons resigned from the company’s board of directors due to the time demands of his own business and its investments and subsidiaries.  Mr. Simmons was serving in Class III of the company’s board.  As a result of his departure, and to comply with the rules of the New York Stock Exchange, the board voted on February 23, 2006, to reduce the size of each of Class I and Class III to two directors and to move director Thomas W. Horton, who currently serves on our Audit and Human Resources Committees, from Class I to Class III to fill the vacancy in Class III.  As a result, the company’s board of directors is now comprised of the following directors and classes:

Class I	Class II	Class III
(terms expire in 2008)	(terms expire in 2006)	(terms expire in 2007)

James B. Ream	George R. Bravante, Jr.	Thomas W. Horton
Richard Reitz	Janet M. Clarke	Kim A. Fadel
Richard F. Wallman

Incentive Awards

            On February 21, 2006, the Human Resources Committee of the board of directors made awards under the ExpressJet Holdings, Inc. Long Term Incentive Plan to certain management employees of the company, including the executive officers named in our most recent proxy statement.  The material terms of the plan were previously disclosed in, and the plan and form of participation agreement were previously filed with, our current report on Form 8-K filed on January 31, 2006.  Pursuant to the awards, James Ream will be entitled to a cash bonus payable at the end of 2006 equal to $280,000, and Frederick Cromer, Jerry Losness and Scott Peterson will be entitled to cash bonuses equal to approximately $150,800, $130,500 and $121,800, respectively, provided they remain employed by the company through the end of the year.

PART III

Item 10. Directors and Executive Officers of the Registrant

            The information required by Item 10 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 11. Executive Compensation

            The information required by Item 11 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            The information required by Item 12 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

            The information required by Item 13 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

            The information required by Item 14 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2006 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements are included in Part II, Item 8. "Financial Statements and Supplementary Data":

(a)	(1)		Financial Statements

		•	Report of Management
		•	Report of Independent Registered Public Accounting Firm
		•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
		•	Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2005
		•	Consolidated Balance Sheets as of December 31, 2005 and 2004
		•	Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31 2005
		•	Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2005
		•	Notes to Consolidated Financial Statements

	(2)		Financial Statement Schedules:

		•	Report of Independent Registered Public Accounting Firm
		•	Schedule II - Valuation and Qualifying Accounts

            All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

Exhibit Number			Description

3.1		—	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300, the “Q105 10-Q”).
3.2		—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-K for the year ended December 31, 2002, file No. 1-31300, the "2002 10-K").
4.1		—	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-64808, the “S-1”).
4.2		—

Rights Agreement among the Company, Continental Airlines, Inc. ("Continental") and Mellon Investor Services LLC, as Rights Agent, including form of Rights Certificate, dated April 1, 2002 (incorporated by reference to Exhibit 4.2 to the Company's report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-31300, the "Q102 10-Q").

4.3		—

Indenture among the Company, ExpressJet Airlines, Inc., ("Airlines") and Bank One, N.A., dated August 5, 2003, relating to the Company's 4.25% Convertible Notes due 2023 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated September 2, 2003, File No. 1-31300).

4.3	(a)	—	Form of 4.25% Convertible Note due 2023 (included with Exhibit 4.3).
4.3	(b)	—	Form of Notation of Guarantee (included with Exhibit 4.3).
4.4		—

Registration Rights Agreement among the Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. and UBS Securities LLC, as initial purchasers, dated August 5, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 dated September 25, 2003, Reg. No. 333-109108).

10.1		—	Amended and Restated Capacity Purchase Agreement (the "CPA") among the Company, XJT Holdings, Inc. ("XJT"), Airlines and Continental (incorporated by reference to Exhibit 10.1 to the S-1).(3)
10.1	(a)	—

First Amendment to the CPA dated March 27, 2003 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-31300, the "Q103 10-Q").

10.1	(b)	—

Second Amendment to the CPA dated December 9, 2003 (incorporated by reference to Exhibit 10.1(b) to the Company's report on Form 10-K for the year ended December 31, 2003, File No. 1-31300, the "2003 10-K").

10.1	(c)	—	Third Amendment to the CPA dated September 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-31300).
10.1	(d)	—

Fourth Amendment to the CPA dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the Company’s Report on Form 10-K for the year ended December 31, 2004, File No. 1-31300, the “2004 10-K”).(3)

10.2		—	Master Facility and Ground Handling Agreement (the "Facility Agreement") among the Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.2 to the S-1).
10.2	(a)	—	First Amendment to the Facility Agreement dated November 1, 2003 (incorporated by reference to Exhibit 10.2(a) to the 2003 10-K).
10.3		—	Amended and Restated Administrative Support and Information Services Provisioning Agreement dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the 2004 10-K).
10.4		—	Initial Public Offering Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.4 to the Q102 10-Q).
10.5		—	Registration Rights Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.5 to the Q102 10-Q).
10.6		—	Employee Benefits Separation Agreement (the "Separation Agreement") among the Company, XJT, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Q102 10-Q).
10.6	(a)	—	First Amendment to the Separation Agreement dated March 27, 2003 (incorporated by reference to Exhibit 10.5 to the Q103 10-Q).
10.6	(b)	—	Second Amendment to the Separation Agreement dated December 9, 2003 (incorporated by reference to Exhibit 10.6(b) to the 2003 10-K).
10.6	(c)	—

Third Amendment to the Separation Agreement dated June 24, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-31300, the “Q205 10-Q”).

10.7		—

Amended and Restated Tax Agreement among the Company, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-31300).

10.8		—	Promissory Note, amended and restated effective November 5, 2002, made by Airlines in favor of Continental (incorporated by reference to Exhibit 10.20 to the 2002 10-K).
10.8	(a)	—	First Amendment to Promissory Note, dated March 27, 2003 (incorporated by reference to Exhibit 10.4 to the Q103 10-Q).
10.9		—	2002 Stock Incentive Plan ("SIP") (incorporated by reference to Exhibit 10.8 to the Q102 10-Q). (5)
10.9	(a)	—	Form of Employee Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(a) to the S-1). (5)
10.9	(b)	—	Form of Outside Director Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(b) to the S-1). (5)

10.9	(c)	—

Form of Employee Restricted Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-31300, the “Q204 10-Q”). (5)

10.9	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to SIP (incorporated by reference to Exhibit 10.2 to the Q204 10-Q). (5)
10.10		—	Management Bonus Plan as amended and restated through February 17, 2005 (incorporated by reference to Exhibit 99.1 to the Company's report on Form 8-K dated February 17, 2005, File No. 1-31300). (5)
10.11		—	Supplemental Retirement Plan as amended and restated effective May 5, 2004 (incorporated by reference to Exhibit 10.3 to the Q204 10-Q). (5)
10.12		—	Employment Agreement among the Company, Continental and James. B. Ream (incorporated by reference to Exhibit 10.9 to the S-1). (5)
10.12	(a)	—	Letter Agreement among the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to Exhibit 10.9(a) to the Q102 10-Q). (5)
10.12	(b)	—	Amendment to Mr. Ream's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.12(b) to the 2004 10-K). (5)
10.13		—	Employment Agreement among the Company, Continental and Frederick S. Cromer (incorporated by reference to Exhibit 10.10 to the S-1). (5)
10.13	(a)	—	Letter Agreement among the Company, Continental and Mr. Cromer dated April 24, 2002 (incorporated by reference to Exhibit 10.10(a) to the Q102 10-Q). (5)
10.13	(b)	—	Amendment to Mr. Cromer's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.13(b) to the 2004 10-K). (5)
10.14		—	Employment Agreement among the Company, Continental and Jerry E. Losness (incorporated by reference to Exhibit 10.10 to the S-1). (5)
10.14	(a)	—	Letter Agreement among the Company, Continental and Mr. Losness dated April 24, 2002 (incorporated by reference to Exhibit 10.10(a) to the Q102 10-Q). (5)
10.14	(b)	—	Amendment to Mr. Losness's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.14(b) to the 2004 10-K). (5)
10.15		—	Employment Agreement among the Company, Continental and Scott R. Peterson as amended and restated through March 14, 2005 (incorporated by reference to Exhibit 10.15 to the 2004 10-K). (5)
10.16		—

Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. ("Embraer") and Airlines dated August 5, 1996 relating to the purchase of EMB 145 aircraft ("P.A. 3/96") (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Embraer's Form F-1 Registration Statement (No. 333-12220) (the "Embraer F-1"). (3)

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

Amendment No. 15 to P.A. 3/96 dated July 25, 2000 (incorporated by reference to Exhibit 10.3(o) to Continental's report on Form 10-K for the year ended December  31, 2000, File No. 1-10323, the “Continental 2000 10-K"). (3)

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

Amendment No. 19 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(s) to Continental's report on Form 10-K for the year ended December 31, 2001, File no. 1-10323, the "Continental 2001 10-K"). (3)

10.16	(t)	—	Amendment No. 20 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(t) to the Continental 2000 10-K). (3)
10.16	(u)	—	Amendment No. 21 to P.A. 3/96 dated October 10, 2001 (incorporated by reference to Exhibit 10.35(u) to the Continental 2000 10-K). (3)
10.16	(v)	—	Amendment No. 22 to P.A. 3/96 dated January 24, 2002 (incorporated by reference to Exhibit 10.35(v) to the Continental 2000 10-K). (3)
10.16	(w)	—

Amendment No. 23 to P.A. 3/96 dated February 28, 2002 (incorporated by reference to Exhibit 10.6 to Continental's report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-10323, the "Continental 10-Q"). (3)

10.16	(x)	—	Amendment No. 24 to P.A. 3/96 dated March 28, 2002 (incorporated by reference to Exhibit 10.7 to the Continental 10-Q). (3)
10.16	(y)	—	Amendment No. 25 to P.A. 3/96 dated July 9, 2002 (incorporated by reference to Exhibit 10.22 to the Company's report on Form 10-Q for the quarter ended September 30, 2002, the "Q302 10-Q"). (3)
10.16	(z)	—	Amendment No. 26 to P.A. 3/96 dated August 30, 2002 (incorporated by reference to Exhibit 10.23 to the Q302 10-Q). (3)
10.16	(aa)	—	Amendment No. 27 to P.A. 3/96 dated December 27, 2002 (incorporated by reference to Exhibit 10.24 to the 2002 10-K). (3)
10.16	(ab)	—	Amendment No. 28 to P.A. 3/96 dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Q103 10-Q). (3)
10.16	(ac)	—	Amendment No. 29 to P.A. 3/96 dated February 26, 2003 (incorporated by reference to Exhibit 10.3 to the Q103 10-Q). (3)
10.16	(ad)	—	Amendment No. 30 to P.A. 3/96 dated January 12, 2004 (incorporated by reference to Exhibit 10.2 to the Q104 10-Q). (3)
10.16	(ae)	—	Amendment No. 31 to P.A. 3/96 dated March 16, 2004 (incorporated by reference to Exhibit 10.3 to the Q104 10-Q). (3)
10.16	(af)	—	Amendment No. 32 to P.A. 3/96 dated May 31, 2005 (incorporated by reference to Exhibit 10.2 to the Q205 10-Q). (3)
10.16	(ag)	—	Amendment No. 33 to P.A. 3/96 dated December 1, 2005. (1)(4)
10.17		—	Letter Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and Airlines ("L.A. 4/96") (incorporated by reference to Exhibit 10.3 to the Embraer F-1) (3)

10.17	(a)	—	Amendment No. 1 to L.A. 4/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.34(a) to the Continental 2000 10-K).
10.17	(b)	—

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

10.17	(d)	—	Amendment No.4 to L.A. 4/96 dated January 12, 2004 between Embraer and Airlines (incorporated by reference to Exhibit 10.1 to the Q104 10-Q). (3)
10.18		—	Letter Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental Airlines and Embraer ("L.A. 4A/96") (incorporated by reference to Exhibit 10.3 to the Embraer F-1) (3)
10.19		—	Letter Agreement DCT 059/2000 dated October 27, 2000 between Airlines and Embraer (incorporated by reference to Exhibit 10.36 to the Continental 2000 10-K). (3)
10.20		—	Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and Airlines ("P.A. 54/98") (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(a)	—	Amendment No. 1 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(b)	—	Amendment No. 2 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(c)	—	Amendment No. 3 to P.A. 54/98 dated October 21, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(d)	—	Amendment No. 4 to P.A. 54/98 dated January 31, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(e)	—	Amendment No. 5 to P.A. 54/98 dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(f)	—	Amendment No. 6 to P.A. 54/98 dated April 17, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(g)	—	Amendment No. 7 to P.A. 54/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.37(g) to the Continental 2000 10-K. (3)
10.20	(h)	—	Amendment No. 8 to P.A. 54/98 dated November 7, 2000 (incorporated by reference to Exhibit 10.37(h) to the Continental 2000 10-K). (3)
10.20	(i)	—	Amendment No. 9 to P.A. 54/98 dated September 20, 2000 (incorporated by reference to Exhibit 10.37(i) to the Continental 2000 10-K). (3)

10.20	(j)	—	Amendment No. 10 to P.A. 54/98 dated November 17, 2000 (incorporated by reference to Exhibit 10.37(j) to the Continental 2000 10-K). (3)
10.20	(k)	—	Amendment No. 11 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(k) to the Continental 2000 10-K). (3)
10.20	(l)	—	Amendment No. 12 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(l) to the Continental 2000 10-K). (3)
10.20	(m)	—	Amendment No. 13 to P.A. 54/98 dated October 10, 2001 (incorporated by reference to Exhibit 10.39(m) to the Continental 2000 10-K). (3)
10.20	(n)	—	Amendment No. 14 to P.A. 54/98 dated January 24, 2002 (incorporated by reference to Exhibit 10.39(n) to the Continental 2000 10-K). (3)
10.21		—	Letter of Agreement DCT-055/98 dated December 23, 1998 between Airlines and Embraer ("L.A. 55/98") (incorporated by reference to Exhibit 10.38 to the Continental 2000 10-K). (3)
10.21	(a)	—	Amendment No. 1 to L.A. 55/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.38(a) to the Continental 2000 10-K). (3)
10.22		—	EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental, Airlines and Embraer ("L.A. 135") (incorporated by reference to Exhibit 10.39 to the Continental 2000 10-K). (3)
10.22	(a)	—	Amendment No. 1 to L.A. 135 (incorporated by reference to Exhibit 10.39(a) to the Continental 2000 10-K). (3)
10.22	(b)	—	Amendment No. 2 to L.A.135 (incorporated by reference to Exhibit 10.39(b) to the Continental 2000 10-K). (3)
10.22	(c)	—	Amendment No. 3 to L.A.135 (incorporated by reference to Exhibit 10.39(c) to the Continental 2000 10-K). (3)
10.23		—	Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and Airlines (incorporated by reference to Exhibit 10.40 to the Continental 2000 10-K). (3)
10.24		—

Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.1 to the 3Q04 10-Q). (5)

10.25		—	Schedule of compensation payable to the Company’s non-employee directors (incorporated by reference to Exhibit 10.1 to the Q105 10-Q). (5)
10.26		—	ExpressJet Holdings, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006, File No. 1-31300). (5)
10.26	(a)	—	Form of Participation Agreement under the ExpressJet Holdings, Inc. Long Term Incentive Plan (included with Exhibit 10.26). (5)

21.1	—	Subsidiaries of the Company. (1)
23.1	—	Consent of Independent Registered Public Accounting Firm. (1)
24.1	—	Powers of Attorney. (1)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (1)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (1)
32.1	—	Section 1350 Certification by Chief Executive Officer. (2)
32.2	—	Section 1350 Certification by Chief Financial Officer. (2)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	The SEC has granted confidential treatment for portions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.
(4)	The Company has applied to the SEC for confidential treatment for portions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.
(5)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: February 27, 2006	By:	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2006.

Signatures	Capacity

/s/ JAMES B. REAM James B. Ream	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ FREDERICK S. CROMER Frederick S. Cromer	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ PHUNG NGO-BURNS Phung Ngo-Burns	Staff Vice President and Controller (Principal Accounting Officer)
/s/ GEORGE R. BRAVANTE, JR. * George R. Bravante, Jr.	Director
/s/ JANET CLARKE* Janet Clarke	Director
/s/ KIM A. FADEL* Kim A. Fadel	Director
/s/ THOMAS W. HORTON* Thomas W. Horton	Director
/s/ RICHARD REITZ* Richard Reitz	Director
/s/ RICHARD F. WALLMAN* Richard F. Wallman	Director

* By:	/s/ SCOTT R. PETERSON
Scott R. Peterson Attorney in Fact February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 24, 2006 (included elsewhere in this Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                            ERNST & YOUNG LLP

Houston, Texas

February 24, 2006

EXPRESSJET HOLDINGS, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2004, and 2005
(In thousands)

	Allowance for Doubtful Receivables	Allowance for Obsolescence	Deferred Tax Asset Valuation Allowance (1)

Balance, December 31, 2002	$57	$16,960	$384,514
Additions charged to expense	42	1,703	—
Deductions from reserve (2)	—	(12,148)	(16,603)
Other (3)	—	392	52,757

Balance, December 31, 2003	99	6,907	420,668
Additions charged to expense	147	1,825	—
Deductions from reserve (2)	(147)	(793)	(56,964)
Other (3)	—	519	(1,666)

Balance, December 31, 2004	99	8,458	362,038
Additions charged to expense	7	1,840	—
Deductions from reserve (2)	(7)	(1,350)	(25,266)
Other (3)	—	153	(1,966)

Balance, December 31, 2005	$99	$9,101	$334,806

(1)	The deferred tax asset valuation allowance includes the net tax agreement obligation to Continental.
(2)

“Deductions from reserve” related to the allowance for obsolescence consist of entries made to remove spare parts with zero net book value from our general ledger.  “Deductions from reserve” related to the deferred tax asset valuation allowance are related to payments made to Continental under the tax agreement.

(3)

“Other” related to the deferred tax asset valuation allowance for 2003, 2004 and 2005 is related to the adjustment of the fair value of the tax basis of our tangible and intangible assets as described in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9.”

INDEX TO EXHIBITS
OF EXPRESSJET HOLDINGS INC.

Exhibit Number			Description

3.1		—	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300, the “Q105 10-Q”).
3.2		—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-K for the year ended December 31, 2002, file No. 1-31300, the "2002 10-K").
4.1		—	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-64808, the “S-1”).
4.2		—

Rights Agreement among the Company, Continental Airlines, Inc. ("Continental") and Mellon Investor Services LLC, as Rights Agent, including form of Rights Certificate, dated April 1, 2002 (incorporated by reference to Exhibit 4.2 to the Company's report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-31300, the "Q102 10-Q").

4.3		—

Indenture among the Company, ExpressJet Airlines, Inc., ("Airlines") and Bank One, N.A., dated August 5, 2003, relating to the Company's 4.25% Convertible Notes due 2023 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated September 2, 2003, File No. 1-31300).

4.3	(a)	—	Form of 4.25% Convertible Note due 2023 (included with Exhibit 4.3).
4.3	(b)	—	Form of Notation of Guarantee (included with Exhibit 4.3).
4.4		—

Registration Rights Agreement among the Company and Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs & Co. and UBS Securities LLC, as initial purchasers, dated August 5, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-3 dated September 25, 2003, Reg. No. 333-109108).

10.1		—	Amended and Restated Capacity Purchase Agreement (the "CPA") among the Company, XJT Holdings, Inc. ("XJT"), Airlines and Continental (incorporated by reference to Exhibit 10.1 to the S-1).(3)
10.1	(a)	—

First Amendment to the CPA dated March 27, 2003 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2003, File No. 1-31300, the "Q103 10-Q").

10.1	(b)	—

Second Amendment to the CPA dated December 9, 2003 (incorporated by reference to Exhibit 10.1(b) to the Company's report on Form 10-K for the year ended December 31, 2003, File No. 1-31300, the "2003 10-K").

10.1	(c)	—	Third Amendment to the CPA dated September 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-31300).
10.1	(d)	—

Fourth Amendment to the CPA dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the Company’s Report on Form 10-K for the year ended December 31, 2004, File No. 1-31300, the “2004 10-K”).(3)

10.2		—	Master Facility and Ground Handling Agreement (the "Facility Agreement") among the Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.2 to the S-1).
10.2	(a)	—	First Amendment to the Facility Agreement dated November 1, 2003 (incorporated by reference to Exhibit 10.2(a) to the 2003 10-K).
10.3		—	Amended and Restated Administrative Support and Information Services Provisioning Agreement dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the 2004 10-K).
10.4		—	Initial Public Offering Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.4 to the Q102 10-Q).
10.5		—	Registration Rights Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.5 to the Q102 10-Q).
10.6		—	Employee Benefits Separation Agreement (the "Separation Agreement") among the Company, XJT, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Q102 10-Q).
10.6	(a)	—	First Amendment to the Separation Agreement dated March 27, 2003 (incorporated by reference to Exhibit 10.5 to the Q103 10-Q).
10.6	(b)	—	Second Amendment to the Separation Agreement dated December 9, 2003 (incorporated by reference to Exhibit 10.6(b) to the 2003 10-K).
10.6	(c)	—

Third Amendment to the Separation Agreement dated June 24, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-31300, the “Q205 10-Q”).

10.7		—

Amended and Restated Tax Agreement among the Company, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-31300).

10.8		—	Promissory Note, amended and restated effective November 5, 2002, made by Airlines in favor of Continental (incorporated by reference to Exhibit 10.20 to the 2002 10-K).
10.8	(a)	—	First Amendment to Promissory Note, dated March 27, 2003 (incorporated by reference to Exhibit 10.4 to the Q103 10-Q).
10.9		—	2002 Stock Incentive Plan ("SIP") (incorporated by reference to Exhibit 10.8 to the Q102 10-Q). (5)
10.9	(a)	—	Form of Employee Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(a) to the S-1). (5)
10.9	(b)	—	Form of Outside Director Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(b) to the S-1). (5)

10.9	(c)	—

Form of Employee Restricted Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-31300, the “Q204 10-Q”). (5)

10.9	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to SIP (incorporated by reference to Exhibit 10.2 to the Q204 10-Q). (5)
10.10		—	Management Bonus Plan as amended and restated through February 17, 2005 (incorporated by reference to Exhibit 99.1 to the Company's report on Form 8-K dated February 17, 2005, File No. 1-31300). (5)
10.11		—	Supplemental Retirement Plan as amended and restated effective May 5, 2004 (incorporated by reference to Exhibit 10.3 to the Q204 10-Q). (5)
10.12		—	Employment Agreement among the Company, Continental and James. B. Ream (incorporated by reference to Exhibit 10.9 to the S-1). (5)
10.12	(a)	—	Letter Agreement among the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to Exhibit 10.9(a) to the Q102 10-Q). (5)
10.12	(b)	—	Amendment to Mr. Ream's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.12(b) to the 2004 10-K). (5)
10.13		—	Employment Agreement among the Company, Continental and Frederick S. Cromer (incorporated by reference to Exhibit 10.10 to the S-1). (5)
10.13	(a)	—	Letter Agreement among the Company, Continental and Mr. Cromer dated April 24, 2002 (incorporated by reference to Exhibit 10.10(a) to the Q102 10-Q). (5)
10.13	(b)	—	Amendment to Mr. Cromer's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.13(b) to the 2004 10-K). (5)
10.14		—	Employment Agreement among the Company, Continental and Jerry E. Losness (incorporated by reference to Exhibit 10.10 to the S-1). (5)
10.14	(a)	—	Letter Agreement among the Company, Continental and Mr. Losness dated April 24, 2002 (incorporated by reference to Exhibit 10.10(a) to the Q102 10-Q). (5)
10.14	(b)	—	Amendment to Mr. Losness's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.14(b) to the 2004 10-K). (5)
10.15		—	Employment Agreement among the Company, Continental and Scott R. Peterson as amended and restated through March 14, 2005 (incorporated by reference to Exhibit 10.15 to the 2004 10-K). (5)
10.16		—

Purchase Agreement No. GPJ-003/96, between Empresa Brasileira de Aeronautica S. A. ("Embraer") and Airlines dated August 5, 1996 relating to the purchase of EMB 145 aircraft ("P.A. 3/96") (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to Embraer's Form F-1 Registration Statement (No. 333-12220) (the "Embraer F-1"). (3)

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

Amendment No. 15 to P.A. 3/96 dated July 25, 2000 (incorporated by reference to Exhibit 10.3(o) to Continental's report on Form 10-K for the year ended December  31, 2000, File No. 1-10323, the “Continental 2000 10-K"). (3)

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

Amendment No. 19 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(s) to Continental's report on Form 10-K for the year ended December 31, 2001, File no. 1-10323, the "Continental 2001 10-K"). (3)

10.16	(t)	—	Amendment No. 20 to P.A. 3/96 dated July 31, 2001 (incorporated by reference to Exhibit 10.35(t) to the Continental 2000 10-K). (3)
10.16	(u)	—	Amendment No. 21 to P.A. 3/96 dated October 10, 2001 (incorporated by reference to Exhibit 10.35(u) to the Continental 2000 10-K). (3)
10.16	(v)	—	Amendment No. 22 to P.A. 3/96 dated January 24, 2002 (incorporated by reference to Exhibit 10.35(v) to the Continental 2000 10-K). (3)
10.16	(w)	—

Amendment No. 23 to P.A. 3/96 dated February 28, 2002 (incorporated by reference to Exhibit 10.6 to Continental's report on Form 10-Q for the quarterly period ended March 31, 2002, File No. 1-10323, the "Continental 10-Q"). (3)

10.16	(x)	—	Amendment No. 24 to P.A. 3/96 dated March 28, 2002 (incorporated by reference to Exhibit 10.7 to the Continental 10-Q). (3)
10.16	(y)	—	Amendment No. 25 to P.A. 3/96 dated July 9, 2002 (incorporated by reference to Exhibit 10.22 to the Company's report on Form 10-Q for the quarter ended September 30, 2002, the "Q302 10-Q"). (3)
10.16	(z)	—	Amendment No. 26 to P.A. 3/96 dated August 30, 2002 (incorporated by reference to Exhibit 10.23 to the Q302 10-Q). (3)
10.16	(aa)	—	Amendment No. 27 to P.A. 3/96 dated December 27, 2002 (incorporated by reference to Exhibit 10.24 to the 2002 10-K). (3)
10.16	(ab)	—	Amendment No. 28 to P.A. 3/96 dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Q103 10-Q). (3)
10.16	(ac)	—	Amendment No. 29 to P.A. 3/96 dated February 26, 2003 (incorporated by reference to Exhibit 10.3 to the Q103 10-Q). (3)
10.16	(ad)	—	Amendment No. 30 to P.A. 3/96 dated January 12, 2004 (incorporated by reference to Exhibit 10.2 to the Q104 10-Q). (3)
10.16	(ae)	—	Amendment No. 31 to P.A. 3/96 dated March 16, 2004 (incorporated by reference to Exhibit 10.3 to the Q104 10-Q). (3)
10.16	(af)	—	Amendment No. 32 to P.A. 3/96 dated May 31, 2005 (incorporated by reference to Exhibit 10.2 to the Q205 10-Q). (3)
10.16	(ag)	—	Amendment No. 33 to P.A. 3/96 dated December 1, 2005. (1)(4)
10.17		—	Letter Agreement No. GPJ-004/96 dated August 5, 1996 between Embraer and Airlines ("L.A. 4/96") (incorporated by reference to Exhibit 10.3 to the Embraer F-1) (3)

10.17	(a)	—	Amendment No. 1 to L.A. 4/96 dated August 31, 1996 (incorporated by reference to Exhibit 10.34(a) to the Continental 2000 10-K).
10.17	(b)	—

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

10.17	(d)	—	Amendment No.4 to L.A. 4/96 dated January 12, 2004 between Embraer and Airlines (incorporated by reference to Exhibit 10.1 to the Q104 10-Q). (3)
10.18		—	Letter Agreement No. PCJ-004A/96 dated August 31, 1996 among Continental Airlines and Embraer ("L.A. 4A/96") (incorporated by reference to Exhibit 10.3 to the Embraer F-1) (3)
10.19		—	Letter Agreement DCT 059/2000 dated October 27, 2000 between Airlines and Embraer (incorporated by reference to Exhibit 10.36 to the Continental 2000 10-K). (3)
10.20		—	Purchase Agreement No. DCT-054/98 dated December 23, 1998 between Embraer and Airlines ("P.A. 54/98") (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(a)	—	Amendment No. 1 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(b)	—	Amendment No. 2 to P.A. 54/98 dated July 30, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(c)	—	Amendment No. 3 to P.A. 54/98 dated October 21, 1999 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(d)	—	Amendment No. 4 to P.A. 54/98 dated January 31, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(e)	—	Amendment No. 5 to P.A. 54/98 dated February 15, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(f)	—	Amendment No. 6 to P.A. 54/98 dated April 17, 2000 (incorporated by reference to Exhibit 10.3 to the Embraer F-1). (3)
10.20	(g)	—	Amendment No. 7 to P.A. 54/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.37(g) to the Continental 2000 10-K. (3)
10.20	(h)	—	Amendment No. 8 to P.A. 54/98 dated November 7, 2000 (incorporated by reference to Exhibit 10.37(h) to the Continental 2000 10-K). (3)
10.20	(i)	—	Amendment No. 9 to P.A. 54/98 dated September 20, 2000 (incorporated by reference to Exhibit 10.37(i) to the Continental 2000 10-K). (3)

10.20	(j)	—	Amendment No. 10 to P.A. 54/98 dated November 17, 2000 (incorporated by reference to Exhibit 10.37(j) to the Continental 2000 10-K). (3)
10.20	(k)	—	Amendment No. 11 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(k) to the Continental 2000 10-K). (3)
10.20	(l)	—	Amendment No. 12 to P.A. 54/98 dated July 31, 2001 (incorporated by reference to Exhibit 10.39(l) to the Continental 2000 10-K). (3)
10.20	(m)	—	Amendment No. 13 to P.A. 54/98 dated October 10, 2001 (incorporated by reference to Exhibit 10.39(m) to the Continental 2000 10-K). (3)
10.20	(n)	—	Amendment No. 14 to P.A. 54/98 dated January 24, 2002 (incorporated by reference to Exhibit 10.39(n) to the Continental 2000 10-K). (3)
10.21		—	Letter of Agreement DCT-055/98 dated December 23, 1998 between Airlines and Embraer ("L.A. 55/98") (incorporated by reference to Exhibit 10.38 to the Continental 2000 10-K). (3)
10.21	(a)	—	Amendment No. 1 to L.A. 55/98 dated July 24, 2000 (incorporated by reference to Exhibit 10.38(a) to the Continental 2000 10-K). (3)
10.22		—	EMB-135 Financing Letter of Agreement dated March 23, 2000 among Continental, Airlines and Embraer ("L.A. 135") (incorporated by reference to Exhibit 10.39 to the Continental 2000 10-K). (3)
10.22	(a)	—	Amendment No. 1 to L.A. 135 (incorporated by reference to Exhibit 10.39(a) to the Continental 2000 10-K). (3)
10.22	(b)	—	Amendment No. 2 to L.A.135 (incorporated by reference to Exhibit 10.39(b) to the Continental 2000 10-K). (3)
10.22	(c)	—	Amendment No. 3 to L.A.135 (incorporated by reference to Exhibit 10.39(c) to the Continental 2000 10-K). (3)
10.23		—	Letter Agreement DCT-058/2000 dated October 27, 2000 between Embraer and Airlines (incorporated by reference to Exhibit 10.40 to the Continental 2000 10-K). (3)
10.24		—

Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.1 to the 3Q04 10-Q). (5)

10.25		—	Schedule of compensation payable to the Company’s non-employee directors (incorporated by reference to Exhibit 10.1 to the Q105 10-Q). (5)
10.26		—	ExpressJet Holdings, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006, File No. 1-31300). (5)
10.26	(a)	—	Form of Participation Agreement under the ExpressJet Holdings, Inc. Long Term Incentive Plan (included with Exhibit 10.26). (5)

21.1	—	Subsidiaries of the Company. (1)
23.1	—	Consent of Independent Registered Public Accounting Firm. (1)
24.1	—	Powers of Attorney. (1)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (1)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (1)
32.1	—	Section 1350 Certification by Chief Executive Officer. (2)
32.2	—	Section 1350 Certification by Chief Financial Officer. (2)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	The SEC has granted confidential treatment for portions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.
(4)	The Company has applied to the SEC for confidential treatment for portions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.
(5)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.