Form 10-Q
period 2006-03-31
EXPRESSJET HOLDINGS INC
filed 2006-05-10
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filter.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ X ]	Non-accelerated filer	[ ]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X ]

As of May 5, 2006, 54,103,623 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,

	2006	2005

Operating Revenue.......................................................	$404,166	$375,401

Operating Expenses:
Wages, salaries and related costs...........................	92,045	84,472
Aircraft rentals........................................................	81,591	74,325
Aircraft fuel and related taxes...................................	52,987	48,549
Maintenance, materials and repairs..........................	48,940	43,325
Ground handling.....................................................	23,508	23,750
Other rentals and landing fees..................................	27,236	24,465
Outside services.....................................................	8,468	8,333
Depreciation and amortization..................................	6,429	5,937
Other operating expenses........................................	25,635	23,411

	366,839	336,567

Operating Income........................................................	37,327	38,834

Nonoperating Income (Expense):
Interest expense.....................................................	(2,051)	(2,859)
Interest income.......................................................	2,975	1,482
Capitalized interest.................................................	101	176
Equity investment loss. ……....................................	(390)	(24)
Other, net..............................................................	46	14

	681	(1,211)

Income before Income Taxes........................................	38,008	37,623
Income Tax Expense...................................................	14,254	14,344

Net Income.................................................................	$23,754	$23,279

Basic Earnings per Common Share...............................	$0.44	$0.43

Diluted Earnings per Common Share.............................	$0.40	$0.39

Shares Used in Computing Basic Earnings per Common Share......................................................	53,798	54,284
Shares Used in Computing Diluted Earnings per Common Share......................................................	61,432	61,863

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31,	December 31,
	2006	2005

	(Unaudited)
Current Assets:
Cash and cash equivalents.......................................	$232,297	$227,285
Restricted cash.......................................................	9,200	9,218
Accounts receivable, net...........................................	4,374	3,916
Amounts due from Continental Airlines, Inc., net.........	—	4,832
Spare parts and supplies, net....................................	27,062	26,555
Prepayments and other............................................	7,322	6,163

Total Current Assets.............................................	280,255	277,969

Property and Equipment:
Owned property and equipment:
Flight equipment...................................................	208,325	207,010
Other...................................................................	128,389	124,156

	336,714	331,166
Less: Accumulated depreciation............................	(97,195)	(92,095)

	239,519	239,071

Capital Leases:	4,293	4,310
Less: Accumulated amortization...........................	(3,075)	(2,930)

	1,218	1,380

Total Property and Equipment................................	240,737	240,451

Investments in Other Entities.........................................	19,945	17,255
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net...........................	12,789	12,789
Airport Operating Rights, net..........................................	3,879	3,942
Debt Issuance Cost, net................................................	3,648	3,696
Other Assets, net.........................................................	5,493	4,168

Total Assets.........................................................	$566,746	$560,270

(continued on next page)

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	March 31,	December 31,
STOCKHOLDERS' EQUITY	2006	2005

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt .........................	$865	$865
Current maturities of note payable to Continental Airlines, Inc. ......................................	—	17,545
Current maturities of capital lease obligations............	783	770
Accounts payable...................................................	2,857	3,467
Accrued payroll and related costs.............................	38,790	50,157
Amounts due to Continental Airlines, Inc., net............	8,672	—
Deferred income taxes.............................................	12,590	11,178
Accrued other liabilities............................................	61,943	66,168

Total Current Liabilities.........................................	126,500	150,150

Long-term Debt............................................................	14,270	14,435

4.25% Senior Convertible Notes due 2023......................	137,200	137,200

Capital Lease Obligations.............................................	835	1,035

Deferred Income Taxes.................................................	43,387	37,461

Other Long-term Liabilities............................................	11,529	11,479

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued and outstanding, respectively.........................................................	—	—
Common stock - $.01 par, 200,000,000 shares authorized, and 54,653,942 and 54,653,942 shares issued, respectively...................................	547	547
Additional paid-in capital..........................................	163,924	165,074
Accumulated earnings.............................................	73,830	50,082
Unearned compensation on restricted stock..............	—	(1,518)
Common stock held in treasury, at cost 552,319 and 594,747 shares, respectively...............	(5,276)	(5,675)

Total Stockholders’ Equity....................................	233,025	208,510

Total Liabilities and Stockholders’ Equity................	$566,746	$560,270

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2006	2005

Net Cash Flows provided by Operating Activities............................	$33,418	$29,191

Cash Flows from Investing Activities:
Capital expenditures...............................................................	(6,293)	(2,945)
Proceeds from disposition of equipment....................................	—	40
Proceeds from the sale of short-term investments......................	—	13,650
Investments in other entities....................................................	(4,490)	—

Net cash (used in)/provided by investing activities...................	(10,783)	10,745

Cash Flows from Financing Activities:
Payment on note payable to Continental Airlines, Inc.................	(17,545)	—
Payments on long-term debt and capital lease obligations..........	(353)	(432)
Proceeds from issuance of common stock related to Employee Stock Purchase Plan...........................................	275	333

Net cash used in financing activities......................................	(17,623)	(99)

Net Increase in Cash and Cash Equivalents...................................	5,012	39,837

Cash and Cash Equivalents – Beginning of Period..........................	227,285	190,189

Cash and Cash Equivalents – End of Period...................................	$232,297	$230,026

Supplemental Cash Flow Information:
Interest paid, net....................................................................	$4,062	$4,195
Income taxes paid (including payments under our tax agreement with Continental Airlines, Inc.)........................	$4,297	$1,344

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

            Airlines currently flies exclusively on behalf of Continental Airlines (“Continental”) pursuant to a capacity purchase agreement, and we receive substantially all of our revenue under that agreement.  We provide all of Continental’s regional jet service out of New York/Newark, Houston and Cleveland as well as non-hub service.  We believe Airlines’ operations complement Continental’s aircraft.  The capacity purchase agreement currently covers all our existing fleet and all of the regional jets subject to our firm aircraft orders.  We are economically dependent on Continental for our operations and cash flows.  On December 28, 2005, Continental notified us of its intent to withdraw 69 aircraft from the capacity purchase agreement beginning December 2006 and ending in June 2007.  As contemplated in the capacity purchase agreement, we notified Continental on May 5, 2006 that we would retain the 69 aircraft.  The capacity purchase agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental for these aircraft to increase by 200 basis points when they are removed from the agreement.   See detailed discussion of the capacity purchase agreement in “- Note 2”.

            The accompanying interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  The actual results may differ from our estimates.  Please see our 2005 10-K for a detailed description of our critical accounting estimates.  The SEC has defined critical accounting estimates as those that are most important to the portrayal of a company's financial condition and results of operations and require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

            The interim financial information is unaudited, but reflects all adjustments necessary, in our opinion, to provide a fair presentation of our financial results for the interim periods presented.  These adjustments are of a normal, recurring nature.  In addition, all intercompany transactions have been eliminated in consolidation.  Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  These interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto contained in our 2005 10-K.

Note 1 – Principles of Consolidation

            The accompanying condensed consolidated financial statements include the accounts of ExpressJet Holdings, Inc. and its subsidiaries.

            As of March 31, 2006, only Airlines met the quantitative threshold of a reportable segment as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  As our consolidated results of operations and financial condition are substantially all related to Airlines, no separate segment disclosures are required.

Note 2 – Capacity Purchase Agreement

            Effective January 1, 2005, Airlines agreed to cap the prevailing margin (as defined in the capacity purchase agreement) at 10%.  In addition to the 10% prevailing margin, Airlines is entitled to receive incentive payments from Continental if its rate of controllable completion factor is higher than its historical benchmark; however, Airlines is not required to pay Continental a penalty for controllable completion factors below the historical benchmark unless the controllable completion factor falls below 99.5%.  Airlines also receives a small per-passenger fee and incentive payments for certain on-time departures and baggage handling performance.  Pursuant to the terms of our current capacity purchase agreement with Continental, the 2006 scheduled block hour rates were finalized in April 2006 to be consistent with the 2005 rates.  The rates are designed to achieve a 10% operating margin and retroactively applied as of January 1, 2006.

            The table below describes how variations between Airlines’ actual costs and the estimated costs reflected in the block hour rates are treated under the capacity purchase agreement effective since January 1, 2005:

Fully reconciled costs: reconciliation payment, including 10% margin, to the full extent actual costs differ from estimated costs.

 • Fuel and into-plane expenses(1)
 • Aircraft rent
 • Terminal facility rent
 • On-time bonuses and 401(k) company
   match under current plans
 • Taxes (other than income taxes)
 • Passenger liability insurance
 • Hull insurance
 • War risk insurance
 • Landing fees
 • Ground handling services

 • Administrative services provided by
   Continental
 • Third-party security and screening
   expenses
 • Substantially all regional jet engine
   expenses under current long-term
   third-party contracts
 • Depreciation and amortization(2)
 • Glycol, de-icing, snow removal
 • International navigational fees

Costs within the margin band: if actual expenses in this category are sufficiently different from estimates used in the block hour rates so that the prevailing margin is less than 8.5% or greater than 10%, then a reconciliation payment will be made by either Continental or Airlines to the other so that this prevailing margin will be 8.5% or 10%, as applicable.  If the prevailing margin is less than 8.5% due to impact of certain costs, as described below, or if the prevailing margin is above 10% due to other items(3), no reconciliation payments would be made from either Continental or Airlines.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses

(1)

Fuel and fuel tax expense are reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on Airlines’ fuel purchase agreement with Continental.  If the fuel purchase agreement with Continental were not in place, the fuel cost, including related taxes, would have been $1.85 per gallon, respectively, for the three months ended March 31, 2006.

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

            Since January 1, 2005, some costs that were unreconciled under the capacity purchase agreement prior to 2005 now require Airlines to make a reconciliation payment to Continental if the differences cause the prevailing margin to be greater than 10%.  However, if the differences cause the prevailing margin to be less than 8.5%, they remain unreconciled.  These costs are:

•	wages and salaries; and
•	benefits not included in the table above.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for a comparison of our operating margin for the three months ended March 31, 2006 versus the same period in 2005.

            On December 28, 2005, Continental notified us of its intent to withdraw 69 aircraft from the capacity purchase agreement beginning December 2006 and ending in June 2007.  As contemplated in the capacity purchase agreement, we notified Continental on May 5, 2006 that we would retain the 69 aircraft.  The capacity purchase agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental for these aircraft to increase by 200 basis points when they are removed from the agreement

            For a detailed description of the terms of the capacity purchase agreement, please see Item 1. “Business — Capacity Purchase and Other Agreements with Continental Airlines” in our 2005  10-K.

Note 3 – Investments in Other Entities

            Investments in unconsolidated companies are accounted for by the equity method of accounting when we have significant influence over the operation of the companies as prescribed by Accounting Principles Board Opinion No. 18 – “The Equity Method of Accounting for Investments in Common Stock” (“ABP 18”).  The following table describes Holdings’ current non-controlling interests that are accounted for under the equity method of accounting:

Company	Percentage of Ownership	Carrying Amount of Investment at March 31, 2006 (in millions)(6)

Wing Holdings, LLC(1)..............................	49%	$15.7
American Composites, LLC(2) ..................	49%	0.7
JetX Aviation Limited(3) .............................	One share less than 50%	0.5
Flight Services and Systems, Inc. (4)..........	44%	2.9
Saltillo Jet Center, S. de R.L. de C.V. (5)....	50%	0.1

(1)

We purchased our interest in Wing Holdings, LLC (“Wing Holdings”) in June 2005 for $16.0 million in cash.  The carrying amount of our investment exceeded the amount of underlying equity of Wing Holdings by approximately $8.5 million at the time of our investment.  We evaluated the net book value of Wing Holdings’ fixed assets as of June 30, 2005 and identified approximately $1.9 million difference between net book value and fair value.  The majority of the difference will be amortized over ten years, the average life of the assets identified.  As of March 31, 2006, the balance of the fair value difference, net of amortization, was approximately $1.4 million.  The remaining $6.6 million of our difference in the underlying investment is considered goodwill and thus, is not amortized.

(2)

In July 2005, we purchased our interest in American Composites, LLC (“American Composites”) and certain land and related improvements from a party related to American Composites for approximately $5.8 million in cash.  We recorded $4.9 million of the purchase price as building, land and related improvements and the balance was recorded as our non-controlling investment.  No difference between the carrying amount of our investment and the underlying equity of American Composites was identified.

(3)

In March 2005, we purchased our investment in JetX Aviation Limited (“JetX”) for approximately $0.9 million.  The carrying amount of our investment exceeded the amount of underlying equity of JetX by approximately $0.5 million at the date of the investment.  This difference is treated as goodwill and thus is not amortized.

(4)

In January 2006, we purchased our interest in Flight Services and Systems, Inc. (“FSS”) for $3 million. In addition, we loaned $1 million to FSS during January 2006.  The note is due and payable in full on September 30, 2007 with interest due and payable quarterly on the 15th day following the close of each calendar quarter.  The loan interest rate is equal to the lesser of 7% per annum or the three-month LIBOR plus 150 basis points.

(5)

During the first quarter of 2006, we invested in Saltillo Jet Center, S. de R.L. de C.V., a start-up business in which we have a 50% interest.  The total carrying amount of the investment as of March 31, 2006 is $0.1 million.

(6)

Although no impairment losses on these investments have been recognized, an impairment loss will be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary.  In evaluating “other than temporary,” we consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity investment, the near and longer-term operating and financial prospects of the entity and our longer-term intent of retaining the investment in the entity.

            Our proportionate shares of the results of operations from these entities are included in the line “Equity investment income (loss)” on the consolidated statements of operations.

Note 4 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,

	2006	2005

Numerator for basic earnings per share – net income..................................................	$23,754	$23,279
Income impact of assumed conversion of convertible debt......................................	915	917

Numerator for diluted earnings per share – adjusted.................................................	$24,669	$24,196

Denominator for basic earnings per share – weighted average shares.........................	53,798	54,284
Employee stock options...............................	0	1
Restricted stock..........................................	96	40
Assumed conversion of convertible debt.........	7,538	7,538

Denominator for diluted earnings per share – adjusted and assumed conversions..........	61,432	61,863

            We excluded 300,877 and 122,500 shares of restricted stock from the weighted average shares used in computing basic earnings per share for the three months ended March 31, 2006 and 2005, as these shares were not vested as of the end of the respective period.

            Weighted average common shares outstanding for diluted earnings per share calculation include the incremental effect of shares issuable upon the exercise of stock options and of restricted stock not yet vested.  We excluded the following common stock equivalents from our diluted earnings per share calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 1.9 million shares of our common stock for the three months ended March 31, 2006, and 1.4 million shares for the three months ended March 31, 2005.  These options' exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.2 million shares of restricted stock for the three months ended March 31, 2006, and 0.1 million shares for the three months ended March 31, 2005.

Note 5 – Stock Plans and Awards

           As of March 31, 2006, we have two stock-based compensation plans: the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan (the “Incentive Plan”) and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”).  Prior to 2006, we accounted for our stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.

           The Incentive Plan permits us to grant stock options and restricted stock to our employees and non-employee directors.  Under APB 25, if the exercise price of our stock options equaled the fair market value of the underlying stock on the date of grant, no compensation expense was recognized.  Since our stock options have all been granted with exercise prices that equal fair market value on the grant date, no compensation expense was recognized under APB 25.  We also recognized compensation expense for our restricted stock in accordance with APB 25.  The total compensation expense incurred for each restricted stock grant equaled the product of the number of shares issued and the closing price of our common stock on the issuance date; the expense was recognized over the vesting period of each grant in accordance with the method specified in Financial Accounting Standards Board Interpretation No 28 — “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”).  Under APB 25, we did not recognize compensation expense related to the ESPP.

            Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (“Statement 123(R)”) using the modified-prospective transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement SFAS 123(R).  Results for prior periods have not been restated as consistent with the transition method selected.

            As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes and net income for the quarter ended March 31, 2006, were approximately $0.5 million and $0.3 million lower, respectively, than if we had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.45 and $0.41, respectively, if the company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.44 and $0.40, respectively.

            Prior to the adoption of Statement 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  During the quarter ended March 31, 2006, no stock options were exercised thus having no effect on the cash flow statement.

            The following table illustrates the effect on net income and earnings per share assuming the compensation costs for our stock options, restricted stock and ESPP were determined using the fair value method, prorated over the vesting periods in accordance with FIN 28, at the grant dates as required under Statement of Financial Accounting Standard No. 123 – “Accounting for Stock-Based Compensation” for the three months ended March 31, 2005 (in thousands, except for per share data):

Three Months Ended March 31, 2005

Net income as reported......................................................	$23,279
Add: Total stock-based compensation expense included in reported net income, net of related tax effects..............	122
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect.............................	(514)

Pro forma..........................................................................	$22,887

Basic earnings per share
As reported..................................................................	$0.43
Pro forma.....................................................................	$0.42

Diluted earnings per share
As reported..................................................................	$0.39
Pro forma.....................................................................	$0.38

            In January 2006, we issued 39,985 shares of our common stock to our employees pursuant to the ESPP at $6.88 per share.  In January 2005, 32,083 shares of our common stock were issued to our employees at $10.37 per share.

Note 6 – Note Payable to Continental

            On March 31, 2006, our remaining principal balance and accrued interest were paid in full to Continental.  The note accrued interest based on the three-month LIBOR plus 1.25% per annum.  For the three months ended March 31, 2006 and 2005 our interest rates were 5.78% and 3.81%, respectively.

Note 7 – Long-Term Debt

            As of March 31, 2006, long-term debt, including current maturities, totaled $15.1 million, which consisted entirely of secured debt owed to Export Development Canada (“EDC”).

            EDC loaned us $10.7 million in May 2003 and $6.6 million in September 2003.  The loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We used all the proceeds from the loans to reduce the principal under our note payable to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  The term of each advance to us is 96 months.  The loan agreement has customary representations, warranties and covenants.  Additionally, Continental is the guarantor of this loan, and a default under the guarantee would cause an acceleration of the loan.

Note 8 – 4.25% Senior Convertible Notes due 2023

            During 2003, we completed the private placement of $137.2 million senior convertible notes due 2023.  Cash interest is payable on the notes at a rate of 4.25% per year on the principal amount at maturity payable semiannually in arrears on February 1 and August 1 of each year.   As of March 31, 2006 and December 31, 2005, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $125.0 million and $112.8 million, respectively, based upon quoted market prices.

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

            The following condensed consolidating financial statements present separately the financial position of the parent issuer, Holdings, the subsidiary guarantor, Airlines, and all other non-guarantor subsidiaries of Holdings (“Other Non-Guarantor Subsidiaries”) on a combined basis.  No other condensed consolidating financial statements are presented herein because Airlines’ results of operations and cash flows from operating activities remained substantially equivalent to our earnings and cash flows on a consolidated basis.  We do not believe that separate disclosure of these financial statements would be meaningful to investors.

	Condensed Consolidating Balance Sheet (Unaudited)
	March 31, 2006
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Current assets...............................	$13,409	$254,645	$12,457	$(256)	$280,255
Property and equipment, net...........	—	226,880	13,857	—	240,737
Investments in other entities...........	76,496	—	8,057	(64,608)	19,945
Other assets.................................	5,150	7,835	18,207	(5,383)	25,809

Total assets..................................	$95,055	$489,360	$52,578	$(70,247)	$566,746

Current liabilities............................	$3,446	$123,459	$(149)	$(256)	$126,500
Intercompany payables (receivables)	(278,576)	302,323	(23,747)	—	—
Long-term debt..............................	137,200	15,105	—	—	152,305
Other liabilities..............................	10	60,268	21	(5,383)	54,916
Stockholders’ equity......................	232,975	(11,795)	76,453	(64,608)	233,025

Total liabilities and stockholders equity.......................................	$95,055	$489,360	$52,578	$(70,247)	$566,746

	Condensed Consolidating Balance Sheet
	December 31, 2005
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Current assets.........................	$719	$265,942	$11,566	$(258)	$277,969
Property and equipment, net.....	—	230,060	10,391	—	240,451
Investments in other entities.....	48,560	—	(12,354)	(18,951)	17,255
Other assets...........................	3,775	7,996	18,201	(5,377)	24,595

Total assets............................	$53,054	$503,998	$27,804	$(24,586)	$560,270

Current liabilities......................	6,112	143,423	873	(258)	150,150
Intercompany payables (receivables)	(300,292)	324,828	(24,536)	—	—
Long-term debt........................	137,200	15,470	—	—	152,670
Other liabilities........................	9	54,287	21	(5,377)	48,940
Stockholders’ equity................	210,025	(34,010)	51,446	(18,951)	208,510

Total liabilities and stockholders’ equity.................................	53,054	503,998	27,804	(24,586)	560,270

Note 9 – Income Taxes

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  During the three months ended March 31, 2006 and 2005, Continental made net payments to us under the tax agreement of approximately $1.8 million and $5.1 million, respectively.

            Our tax agreement increases our dependence on Continental’s financial condition.  If it is determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes, interest and penalties, then we could be adversely affected if Continental were unable or willing to indemnify us under the agreement.

Note 10 – Securities Repurchase Program

            In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock. Additionally, in February 2006, the board authorized the inclusion of our 4.25% senior convertible notes due 2023 in this program.  Stock purchases have been made from time to time in the open market. The timing of any share repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  Common stock acquired through the program will be available for general corporate purposes and convertible notes acquired under the program will be cancelled.  During the three months ended March 31, 2006, we did not purchase shares of our common stock or any of our convertible notes under this program.  Since the inception of the plan, we have purchased 590,800 shares of our common stock at an average cost per share of $9.55.

Note 11 – Commitments and Contingencies

Purchase Commitments and Contingencies

            As shown in the following table, our fleet consisted of 270 regional jets at March 31, 2006.  Aircraft purchase commitments (firm orders) and aircraft options as of March 31, 2006 are also shown below.

Type	Total Leased Aircraft	Firm Orders	Options	Seats in Standard Configuration

ERJ-145XR..................	100	4	100	50
ERJ-145......................	140	—	—	50
ERJ-135......................	30	—	—	37

Total.........................	270	4	100

            During the three months ended March 31, 2006, we took delivery of four ERJ-145XR aircraft and expect to take delivery of the remaining four ERJ-145XR aircraft subject to firm orders through the second quarter of 2006.  As of March 31, 2006, the estimated aggregate cost of our firm commitments for Empresa Brasileira de Aeronautica S.A. (“Embraer”) aircraft was approximately $87.4 million.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.  We also have options to purchase an additional 100 Embraer regional jets.  In October 2005, Continental declined its right to add any of these option aircraft to the capacity purchase agreement.  We continue to have the option to take delivery of all or a portion of the aircraft outside of the capacity purchase agreement.  We expect to notify Embraer of our intention regarding the first 25 option aircraft in June 2006.

Collective Bargaining Agreements

            Airlines’ pilots, mechanics, dispatchers and flight attendants, comprising approximately 70% of our employees, are covered by collective bargaining agreements.  The contracts with the pilots, dispatchers and mechanics will become amendable in December 2008, July 2009 and August 2009, respectively.  Airlines’ contract with its flight attendants, who are represented by the International Association of Machinists and Aerospace Workers (“IAM”) and constitute approximately 17% of our employees, became amendable in December 2004.  The IAM applied for federal mediation in September 2005.  Our negotiations with the IAM were temporarily placed in recess by the mediator, with no specified deadlines or dates for continued negotiations.  We believe that a mutually acceptable agreement can be reached with Airlines’ flight attendants, although the ultimate outcome of these negotiations is unknown at this time.

General Guarantees and Indemnifications

            We are party to many contracts in which we agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but typically excludes liabilities caused by gross negligence or willful misconduct.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect to be covered by insurance for a material portion of these liabilities, subject to deductibles, policy terms and other conditions.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion and analysis contain a number of forward-looking statements, all of which are based on current expectations and could involve a number of risks and uncertainties.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to:

•

our ability to design and execute satisfactory, income-generating arrangements for the 69 aircraft being released from the capacity purchase agreement with Continental, which we have elected to retain;

•	our dependence on the financial and operational stability of Continental;
•	the possibility that our capacity purchase agreement with Continental can still be terminated with 12 months notice, even after the capacity reduction was announced;
•	the possibility that we may lose access to our aircraft, facilities and regulatory authorizations, as well as any airport-related and other services that Continental currently provides to us;
•	the possibility that we may not be successful in implementing any diversification strategy away from passenger related airline services;
•	the possibility that we may be unable to obtain all of the aircraft, parts or related support services we expect from Embraer to operate our aircraft;
•	the likely increase in maintenance costs as the average age of our fleet increases;
•	competition with both low-cost carriers and other regional carriers relating to our cost structure may not be competitive;
•	extensive government regulation of our business and additional costs to comply with such regulations;
•	other adverse factors beyond our control, including weather conditions and the availability and cost of fuel; and
•	any adverse effects on our operations and financial condition from an aviation accident.

For further discussion of these risks, please see the “Risk Factors” section in our 2005 10-K.  The statements in this report are made as of May 10, 2006, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

OVERVIEW

Recent Events

            Operational Review.  During the three months ended March 31, 2006, Airlines operated at a 99.8% controllable completion factor, which excludes cancellations due to weather and air traffic control, and an overall completion factor of 98.2%.

            Fleet.  We took delivery of four new ERJ-145XR aircraft during the three months ended March 31, 2006.  These 50-seat regional jets are capable of flights of approximately 1,500 nautical miles.  With these deliveries, our fleet at March 31, 2006 consisted of 100 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  Our regional jets’ operational capabilities allow us to add service to new markets, expand service in existing markets and ultimately have allowed Continental to broaden service from its major hub cities, as well as select communities.  Our block hours increased 12.0% during the three months ended March 31, 2006, as compared to the same period in 2005.  We expect to receive four new ERJ-145XR aircraft in the second quarter of 2006.

            Business Ventures.  Our consistent earnings and improving balance sheet have helped position us for new opportunities.  We continue to seek strategic opportunities that leverage our internal strengths, such as our technical, training and fleet and asset management capabilities, to develop and implement future business strategies.  The following is a description of the investments we made in 2006 (see Note 3 above for the accounting treatment of each of the investments):

•

In January 2006, we invested $3 million for a 44% ownership interest in the capital stock of Flight Services & Systems, Inc. (FSS).  FSS is an Ohio corporation which provides airport services such as passenger assistance, ground handling EZ carts, and security.

•

During the first quarter of 2006 we invested in Saltillo Jet Center, S. de R.L. C.V., a start-up business in which we have a 50% interest.   Saltillo Jet Center was created for the purpose of providing aircraft painting services and will be operated out of the facility that we began constructing in October 2005. The anticipated opening of the facility is during the second quarter of 2006.

            Securities Repurchase Program.  In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Additionally, in February 2006, the board authorized the inclusion of our 4.25% senior convertible notes due 2023 in this program.  Stock purchases have been made from time to time in the open market. The timing of any share repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  Common stock acquired through the program will be available for general corporate purposes and convertible notes acquired under the program will be cancelled.  During the three months ended March 31, 2006, we did not purchase shares of our common stock or any of our convertible notes under this program.  Since the inception of the plan, we have purchased 590,800 shares of our common stock at an average cost per share of $9.55.

            Our Liquidity.  As of March 31, 2006, we had $232.3million in cash and cash equivalents, excluding $9.2 million in restricted cash, which is used as collateral for our workers’ compensation coverage.  Our cash flows from operations were sufficient to cover our capital resource and liquidity requirements.  On March 31, 2006, we paid off our note to Continental.  The final payment was $17.8 million which included principal and interest.

            Relationship with Continental.  Continental currently owns 8.6% of our common stock.   Continental has indicated that it intends to dispose of some or all of its remaining interest in our common stock, subject to market conditions.  Based on current information and our capacity purchase agreement with Continental, we do not believe that Continental’s disposition of its remaining ownership interest in us will have an adverse impact on our results of operations or financial position.

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

Outlook

            Operational Guidance for 2006.  The following table summarizes our current guidance for year-over-year increases in block hours, available seat miles and departures:

	Second Quarter 2006	Fiscal Year 2006

Block Hours(1) (3)................................	13% — 15%	11% — 13%
Available Seat Miles(2) (3)....................	11% — 13%	10% — 12%

(1)	Block hours are the hours from gate departure to gate arrival.
(2)	Available seat miles are the number of passenger seats multiplied by the number of scheduled miles those seats are flown.
(3)	Growth based on expected year-over-year increases.

            We expect our departures for the second quarter of 2006 to be approximately 125,400.  However, since Continental controls and is responsible for our scheduling, our actual performance detailed above can be materially different from our estimates.

            In April, we finalized with Continental the scheduled block hour rates for 2006 pursuant to the terms of our capacity purchase agreement and consistent with the 2005 rates.  The rates have been applied retroactively to January 1, 2006.  Under the agreement, we receive payment for each scheduled block hour in accordance with a formula designed to provide us with a target operating margin of 10%.

            On December 28, 2005, Continental notified us of its intent to withdraw 69 aircraft from the capacity purchase agreement beginning December 2006 and ending in June 2007.  As contemplated in the capacity purchase agreement, we notified Continental on May 5, 2006 that we would retain the 69 aircraft.  The capacity purchase agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental for these aircraft to increase by 200 basis points when they are removed from the agreement.  We intend to utilize the 25 ERJ-145LR aircraft and 44 ERJ-145XR aircraft to pursue various strategic options outside the capacity purchase agreement.  Continental could also give us 12 months’ notice that it is terminating the agreement altogether prior to 2010.  We have previously disclosed the terms and conditions of, as well as the possible risk factors associated with, an early termination.  See our 2005 10-K “Item 1. Business—Capacity Purchase Agreement and Other Agreements with Continental Airlines” and “—Risk Factors—Factors that May Affect our Future Operating Results and Financial Condition.”

            We will continue seeking to enhance our stockholders’ value by providing the most cost-efficient and reliable regional jet service, including achieving the highest level of passenger satisfaction in the regional industry.   In the long-run, we believe this strategy serves us well, although we continue to be affected by the pressures affecting the airline industry generally.  In addition, we will:

•	seek strategic opportunities for the 69 aircraft being released from the capacity purchase agreement;
•	continue to strength our balance sheet by lowering our debt obligations and increasing cash to position us for new opportunities;
•	further diversify our core business by making strategic investments in the air transportation sector that will complement our current operations and leverage our operational expertise;
•	explore opportunities in the air transportation sector abroad; and
•	continue our securities repurchase program.

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

            Continental has indicated that under current conditions, absent adverse factors outside of its control, such as additional terrorist attacks, hostilities involving the United States or further significant increases in crude oil prices, its existing liquidity and projected 2006 cash flows will be sufficient to fund current operations and other financial obligations through 2006.  However, it has significant financial obligations due in 2007 and thereafter, and it is possible that Continental will have inadequate liquidity to meet those obligations if the current adverse domestic fare environment for network carriers does not improve materially, fuel prices remain high and it is unable to increase its revenue or decrease costs considerably or raise additional liquidity through financing activities and/or by selling non-strategic assets.

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

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2006, compared to the corresponding period ended March 31, 2005.

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

General

            Our operating margin for the three months ended March 31, 2006 was 9.2% as compared to 10.3% for the same period in 2005.  The table below reconciles and compares the impact that various components of the capacity purchase agreement had on operating margin for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,

	2006	2005

Operating margin per the capacity purchase agreement(1).................	10.0%	10.0%
Adjustments:
Add: other costs excluded from the capacity purchase agreement(2).........................................................................	(1.0%)	(0.2%)
Add: incentives (penalties)(3) and other revenues excluded from the capacity purchase agreement...................................	0.2%	0.5%

Actual operating margin as reported...............................................	9.2%	10.3%

(1)

Under the capacity purchase agreement, the operating margin effective January 1, 2005 was to be between 8.5% and 10% each quarter, but including unanticipated changes in labor costs, to the extent the results do not drive the margin below the margin floor (8.5%).  Airlines can continue to receive incentive payments, which may bring our operating margin above 10%.

(2)

These expenses represent costs that are not deemed as part of underlying costs related to the capacity purchase agreement such as stock compensation expenses and costs related to investments in other entities.

(3)

The performance incentive payments were made to us primarily due to our high controllable completion factor (which excludes weather and air traffic control cancellations) of 99.8% and 99.9% for the three months ended March 31, 2006 and 2005.  Effective January 1, 2005, we are only required to pay Continental a penalty for controllable completion factors below 99.5% instead of using our rapidly rising historical benchmark, which is expected to exceed 99.5% during the current year.

Operating Expenses

            For the three months ended March 31, 2006, wages, salaries and related costs increased by $7.6 million, or 9.0%, as compared to the same period in 2005.  The increase represents growth in our work force to support the 12.0% increase in block hours flown and increases in wage rates under some of Airlines’ collective bargaining agreements.  In addition, we incurred approximately $1.8 million higher employee benefit costs, such as medical coverage, workers’ compensation costs, and 401(k) expenses during the first quarter of 2006.  The adoption of Statement 123(R) did not have a material impact on wages, salaries and related costs during the first quarter of 2006.

            Aircraft rental expense increased 9.8% to $81.6 million for the first quarter 2006, due to the addition of 20 ERJ-145XR aircraft between time periods.

            The increase in aircraft fuel expense and related taxes during the three months ended March 31, 2006, when compared to the same period in 2005, was due to a 9.1% increase in fuel consumption.  Consumption rose primarily due to a 12.0% increase in block hours.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, our fuel price and fuel tax equal the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.  Our caps on fuel and fuel tax are 66.0 cents and 5.2 cents per gallon, respectively, for both 2006 and 2005.  Until the termination of the capacity purchase agreement and the fuel purchase agreement, our future fuel expense related to all aircraft covered under the capacity purchase agreement will be the lower of the actual cost of fuel and fuel tax or 71.2 cents per gallon.

            Approximately $5.6 million of the increase in maintenance, materials and repairs for the three months ended March 31, 2006, when compared to the same period in 2005, was due to a 12.2% increase in flight hours and a 3.6% increase in rate-per-flight-hour related to our power-by-the-hour contracts.  For the three months ended March 31, 2006, approximately 69.4% of our maintenance, materials and repairs cost consisted of power-by-the-hour expense.  We expect our future maintenance, materials and repairs expense, adjusted for volume and further fleet aging, to mirror our current cost structure.

Certain Statistical Information

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended March 31,

	2006	2005	Increase/ (Decrease)

Revenue passenger miles (millions)(1)....	2,318	1,953	18.7%
Available seat miles (millions)(2)................	3,082	2,740	12.5%
Passenger load factor(3)...............................	75.2%	71.3%	3.9	pts
Block hours(4)..................................................	214,192	191,276	12.0%
Departures......................................................	115,093	103,638	11.1%
Operating cost per ASM (cents)(5)...............	11.88	12.27	(3.2%)
Operating cost per block hour (dollars)(6).	1,709	1,757	(2.7%)
Average fuel cost per ASM (cents)(7)...........	1.72	1.77	(2.8%)
Average price per gallon of fuel (cents)(7)..	71.2	71.2	-
Fuel gallons consumed (millions).............	74.4	68.2	9.1%
Average length of aircraft flight (miles)......	548	542	1.1%
Actual aircraft in fleet at end of period........	270	250	8.0%
Average daily utilization of each aircraft(8)..	8 hr 53 min	8 hr 36 min	3.3%
Controllable completion factor(9).................	99.8%	99.9%	(0.1	pts)
Completion factor..........................................	98.2%	98.1%	0.1	pts

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles represent the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Operating cost per available seat mile is operating costs related to our flight operations divided by available seat miles.
(6)	Operating cost per block hour is operating costs related to our flight operations divided by block hours.
(7)

Fuel cost used in the calculations includes cost of fuel and related fuel tax.  Airlines incurs fuel expense and fuel tax equal to the lower of the actual cost or an agreed-upon cap of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.

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

Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs may increase in the future due to:

•	changes in wages, salaries and related fringe benefit costs including the impact of SFAS123(R);
•	changes in the costs of materials and outside services;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•	aging of our fleet;
•

higher aircraft ownership costs as aircraft are released from the capacity purchase agreement or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements; and

•

changes in the cost of services provided by Continental at fixed rates under our capacity purchase and other agreements, which may be renegotiated.  Under these agreements, if we cannot reach an agreement with Continental, the dispute is to be submitted to a third party for arbitration.

            In the short-term, higher costs would generate higher revenues; however, in the long-run, failure to control our costs would prevent us from remaining competitive and limit our opportunities to attract additional partners or to take advantage of strategic opportunities as they present themselves.

LIQUIDITY AND CAPITAL COMMITMENTS

Operating Activities

            Our primary source of liquidity is the cash flow provided by Airlines’ operations.  For the three months ended March 31, 2006 and 2005, our operations provided cash flow of $33.4 million and $29.2 million, respectively.  Although our operations, as measured by ASMs, grew over 12.5%, our costs have not increased ratably due to our efforts to exploit the efficiency of our all-jet fleet with almost 100% commonality from the engines to the flight deck and our focus on cost-saving initiatives.  We continuously endeavor to provide cost-effective services to Continental.  However, we cannot ensure that our future costs will not increase significantly due to factors beyond our control.  Please see “—Future Costs” above.

Investing Activities

            During the three months ended March 31, 2006, our capital expenditures were $6.3 million.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to facility improvements, maintenance and ground equipment) to be approximately $11.5 million.  The remainder is to support our planned fleet deliveries and the increase in our flight schedules under our capacity purchase agreement with Continental.

Financing Activities

            During the three months ended March 31, 2006, we met all our debt requirements.  In March 2006 we made the final principal and accrued interest of $17.8 million on our note payable to Continental.

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

Purchase Commitments and Contingencies

            As of March 31, 2006, the estimated aggregate cost of our firm commitments for Embraer regional jets was approximately $87.4 million, which relates to delivery of an additional four aircraft during the second quarter of 2006.  We will not have any obligation to take any of the aircraft under firm commitments if they are not financed by a third party and leased to either Continental or us.

            We also have options to purchase an additional 100 Embraer regional jets.  In October 2005, Continental declined its right to add any of these option aircraft to the capacity purchase agreement.  We continue to have the option to take delivery of all or a portion of the aircraft outside of the capacity purchase agreement, but have not made a decision as to whether we will do so.  We expect to notify Embraer of our intention regarding the first 25 option aircraft in June 2006.

Aircraft and Spare Engine Leases

            As of March 31, 2006, we have significant lease and sublease obligations for aircraft and spare engines that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2022.  As of March 31, 2006, our expected total minimum rental expense for the full year 2006 under current and future firm order aircraft and spare engine operating leases is approximately $335.8 million, net of deferred credits amortized.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.  See the Notes to Consolidated Financial Statements included in our 2005 10-K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Effective January 1, 2001, we entered into our capacity purchase agreement with Continental, which is scheduled to expire December 31, 2010 (subject to extensions by Continental through 2030, or its right to terminate the agreement based on 12 months’ notice at any time), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity purchase agreement, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the capacity purchase agreement, we recover our fuel expense from Continental with a 10% margin.  For the three months ended March 31, 2006 and 2005, our cost of fuel was 71.2 cents per gallon, including fuel tax.  If the fuel agreement with Continental were not in place, our fuel cost, including related taxes, would have been $1.85 and $1.41 per gallon, respectively, for the three months ended March 31, 2006 and 2005.

Interest Rates

            At March 31, 2006, we had firm commitments to acquire four Embraer regional jets, which we expect to lease from Continental. As of May 10, 2006, we have taken delivery of two regional jets, with the final two to be delivered during the remainder of the second quarter 2006.  On May 5, 2006, we notified Continental that we would retain the 69 aircraft being released from the capacity purchase agreement.  The capacity purchase agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental for these aircraft to increase by 200 basis points when they are removed from the agreement.  Changes in interest rates could impact our actual costs for the leases related to the aircraft being removed from the agreement.  However, the capacity purchase agreement provides that our block hour rates will be adjusted higher or lower to reflect any changes in the rental rates relating to the aircraft remaining under the agreement.  We also have potential interest rate exposure with respect to our loan agreement with EDC, which bears interest at the six-month LIBOR plus 1.75% per annum.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.1 million and $0.3 million in interest expense for the three months ended March 31, 2006 and 2005, respectively.  However, we believe that interest rate increases on our variable rate, long-term debt would be offset by increases in interest income.

            We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

            As of March 31, 2006, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $125.0 million based upon quoted market prices.  Market risk is not estimable for this debt instrument since its fair market value is based on many factors, including the risk-free interest rate, the performance of our common stock and investors’ trading behavior.

Item 4.  Controls and Procedures.

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as March 31, 2006.  We are continuing the process to correct the significant deficiency identified during 2005.  Management expects to successfully complete the remediation during 2006.

            No other changes in our internal control over financial reporting during our most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

               None.

Item 1A. Risk Factors.

               None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program (in millions)(2)

January 1 to January 31, 2006.............	—		$—	$24.4
February 1 to February 28, 2006..........	225	$7.07	—	24.4
March 1 to March 31, 2006..................	82	$7.37	—	24.4

Total..................................................	307	$7.15	—	$24.4

(1)	Shares shown were withheld to satisfy tax obligations arising upon the vesting of restricted stock and do not count against the program.
(2)	Amount shown relates to securities repurchase program.

Item 3.    Defaults Upon Senior Securities.

               None.

Item 4.    Submission of Matters to a Vote of Security Holders.

               None.

Item 5.    Other Information.

               None.

Item 6.    Exhibits.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-31300).
10.1	Fifth Amendment, dated April 14, 2006, to the Amended and Restated Capacity Purchase Agreement among the Company, XJT Holdings, Inc., Airlines and Continental. (1) (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(3)
32.2	Section 1350 Certification by Chief Financial Officer.(3)

(1) Filed herewith.

(2) The Company has applied to the SEC for confidential treatment for portions of this exhibit.  Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

(3) Furnished herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: May 10, 2006	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2006	/s/Phung Ngo-Burns
Phung Ngo-Burns Staff Vice President Finance and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-31300).
10.1	Fifth Amendment, dated April 14, 2006, to the Amended and Restated Capacity Purchase Agreement among the Company, XJT Holdings, Inc., Airlines and Continental. (1) (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(3)
32.2	Section 1350 Certification by Chief Financial Officer.(3)

(1) Filed herewith.

(2) The Company has applied to the SEC for confidential treatment for portions of this exhibit.   Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

(3) Furnished herewith.