Form 10-Q
period 2006-06-30
EXPRESSJET HOLDINGS INC
filed 2006-08-02
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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

As of July 31, 2006, 54,159,848 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,

	2006	2005

Operating Revenue.......................................................	$419,434	$388,663

Operating Expenses:
Wages, salaries and related costs...........................	94,682	85,944
Aircraft rentals........................................................	83,127	76,211
Aircraft fuel and related taxes...................................	57,483	53,132
Maintenance, materials and repairs..........................	51,181	45,711
Ground handling.....................................................	25,468	23,386
Other rentals and landing fees..................................	29,995	27,369
Outside services.....................................................	8,224	6,056
Depreciation and amortization..................................	6,505	6,037
Other operating expenses........................................	27,167	24,610

	383,832	348,456

Operating Income........................................................	35,602	40,207

Nonoperating Income (Expense):
Interest expense.....................................................	(1,794)	(2,850)
Interest income.......................................................	3,339	1,989
Capitalized interest.................................................	119	146
Equity investments loss, net. ……...........................	(107)	(111)
Other, net..............................................................	39	22

	1,596	(804)

Income before Income Taxes........................................	37,198	39,403
Income Tax Expense...................................................	13,927	15,055

Net Income.................................................................	$23,271	$24,348

Basic Earnings per Common Share...............................	$0.43	$0.45

Diluted Earnings per Common Share.............................	$0.39	$0.41

Shares Used in Computing Basic Earnings per Common Share......................................................	53,848	54,304
Shares Used in Computing Diluted Earnings per Common Share......................................................	61,427	61,886

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,

	2006	2005

Operating Revenue.......................................................	$825,218	$764,064

Operating Expenses:
Wages, salaries and related costs...........................	187,206	170,417
Aircraft rentals........................................................	164,718	150,536
Aircraft fuel and related taxes...................................	110,470	101,681
Maintenance, materials and repairs..........................	101,260	89,035
Ground handling.....................................................	48,976	47,136
Other rentals and landing fees..................................	57,231	51,836
Outside services.....................................................	16,692	14,389
Depreciation and amortization..................................	12,934	11,974
Other operating expenses........................................	52,801	48,016

	752,288	685,020

Operating Income........................................................	72,930	79,044

Nonoperating Income (Expense):
Interest expense.....................................................	(3,844)	(5,709)
Interest income.......................................................	6,313	3,471
Capitalized interest.................................................	220	322
Equity investments loss, net....................................	(497)	(136)
Other, net..............................................................	85	34

	2,277	(2,018)

Income before Income Taxes........................................	75,207	77,026
Income Tax Expense...................................................	28,182	29,399

Net Income.................................................................	$47,025	$47,627

Basic Earnings per Common Share...............................	$0.87	$0.88

Diluted Earnings per Common Share.............................	$0.80	$0.80

Shares Used in Computing Basic Earnings per Common Share......................................................	53,823	54,294
Shares Used in Computing Diluted Earnings per Common Share......................................................	61,423	61,879

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30,	December 31,
	2006	2005

	(Unaudited)
Current Assets:
Cash and cash equivalents.......................................	$244,258	$227,285
Restricted cash.......................................................	9,200	9,218
Accounts receivable, net...........................................	5,679	3,916
Amounts due from Continental Airlines, net................	—	4,832
Spare parts and supplies, net....................................	26,454	26,555
Prepayments and other............................................	5,905	6,163

Total Current Assets.............................................	291,496	277,969

Property and Equipment:
Owned property and equipment:
Flight equipment...................................................	208,796	207,010
Other...................................................................	131,061	124,156

	339,857	331,166
Less: Accumulated depreciation............................	(102,487)	(92,095)

	237,370	239,071

Capital Leases:	4,291	4,310
Less: Accumulated amortization...........................	(3,231)	(2,930)

	1,060	1,380

Total Property and Equipment................................	238,430	240,451

Investments in Other Entities.........................................	20,263	17,255
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net...........................	12,789	12,789
Airport Operating Rights, net..........................................	3,816	3,942
Debt Issuance Cost, net................................................	3,597	3,696
Other Assets, net.........................................................	6,257	4,168

Total Assets.........................................................	$576,648	$560,270

(continued on next page)

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	June 30,	December 31,
STOCKHOLDERS' EQUITY	2006	2005

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt .........................	$865	$865
Current maturities of note payable to Continental Airlines. ............................................	—	17,545
Current maturities of capital lease obligations............	795	770
Accounts payable...................................................	2,351	3,467
Accrued payroll and related costs.............................	41,012	50,157
Amounts due to Continental Airlines, net...................	267	—
Deferred income taxes.............................................	13,607	11,178
Accrued other liabilities............................................	51,236	66,168

Total Current Liabilities.........................................	110,133	150,150

Long-term Debt............................................................	14,002	14,435

4.25% Senior Convertible Notes due 2023......................	137,200	137,200

Capital Lease Obligations.............................................	631	1,035

Deferred Income Taxes.................................................	46,147	37,461

Other Long-term Liabilities............................................	11,591	11,479

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued and outstanding, respectively.........................................................
Common stock - $.01 par, 200,000,000 shares authorized, and 54,653,942 and 54,653,942 shares issued, respectively...................................	547	547
Additional paid-in capital..........................................	164,443	165,074
Accumulated earnings.............................................	97,015	50,082
Unearned compensation on restricted stock..............	—	(1,518)
Common stock held in treasury, at cost 531,629 and 594,747 shares, respectively...............	(5,061)	(5,675)

Total Stockholders’ Equity....................................	256,944	208,510

Total Liabilities and Stockholders’ Equity................	$576,648	$560,270

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2006	2005

Net Cash Flows provided by Operating Activities............................	$50,339	$63,868

Cash Flows from Investing Activities:
Capital expenditures...............................................................	(9,799)	(6,488)
Proceeds from disposition of equipment....................................	69	112
Proceeds from the sale of short-term investments......................	—	18,045
Investments in and advances to equity ownerships....................	(2,051)	—
Investments in other entities....................................................	(3,505)	(16,000)

Net cash used in investing activities......................................	(15,286)	(4,331)

Cash Flows from Financing Activities:
Payment on note payable to Continental Airlines.......................	(17,545)	(26,853)
Payments on long-term debt and capital lease obligations..........	(810)	(5,908)
Proceeds from issuance of common stock related to Employee Stock Purchase Plan...........................................	275	333

Net cash used in financing activities......................................	(18,080)	(32,428)

Net Increase in Cash and Cash Equivalents...................................	16,973	27,109

Cash and Cash Equivalents – Beginning of Period..........................	227,285	190,189

Cash and Cash Equivalents – End of Period...................................	$244,258	$217,298

Supplemental Cash Flow Information:
Interest paid, net....................................................................	$4,293	$5,557
Income taxes paid (including payments under tax agreement with Continental Airlines)...............................	$35,948	$25,756

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation sector.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (“Airlines”), which currently operates as Continental Express (Holdings and Airlines are together referred to as  “ExpressJet,” “we,” “us” and “our”).  Airlines is one of the largest regional airlines in the world, based on available seat miles, the number of regional jets in its fleet and passengers flown.  We also invest in other entities that permit us to leverage the management experience, efficiencies and economies of scale present in our subsidiaries.

            Airlines currently flies exclusively on behalf of Continental Airlines, Inc. (“Continental”) pursuant to a capacity purchase agreement, and we receive substantially all of our revenue under that agreement.  We currently provide all of Continental’s regional jet service out of New York/Newark, Houston and Cleveland as well as non-hub service.  The capacity purchase agreement currently covers all of our existing fleet. We are economically dependent on Continental for our operations and cash flows.  On December 28, 2005, Continental notified us of its intent to withdraw 69 aircraft from the capacity purchase agreement between December 2006 and June 2007.  As contemplated in the agreement, we notified Continental on May 5, 2006 that we would retain the 69 aircraft.  See detailed discussion of the capacity purchase agreement in “- Note 2”.

            The accompanying interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  The actual results may differ from our estimates.  Please see our 2005 10-K for a detailed description of our critical accounting estimates.  The SEC has defined critical accounting estimates as those that are most important to the presentation of a company's financial condition and results of operations and that require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

            Our website address is www.expressjet.com.  All our SEC filings, including exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Note 1 – Principles of Consolidation

            The accompanying condensed consolidated financial statements include the accounts of ExpressJet Holdings, Inc. and its consolidated subsidiaries.

            As of June 30, 2006, only Airlines met the quantitative threshold of a reportable segment as defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  As our consolidated results of operations and financial condition are substantially all related to Airlines, no separate segment disclosures are required.

Note 2 – Capacity Purchase Agreement

            Under the capacity purchase agreement, Airlines receives payment for each scheduled block hour in accordance with a formula designed to provide it with a target operating margin of 10%.  The 2006 scheduled block hour rates were finalized in April 2006 and applied retroactively to January 1, 2006.  Effective January 1, 2005, the prevailing margin defined in the agreement is capped at 10%.  In addition to the 10% margin, Airlines is entitled to receive incentive payments from Continental if Airlines’ rate of controllable completions is higher than its historical benchmark; but must pay Continental a penalty for controllable completions below the historical benchmark unless the controllable completion factor is greater than 99.5%.  Airlines also receives a small per-passenger fee and incentive payments for certain on-time departures and baggage handling performance.

            The table below describes how variations between Airlines’ actual costs under the agreement and the estimated costs reflected in the block hour rates are treated under the capacity purchase agreement effective January 1, 2005:

Fully reconciled costs: reconciliation payment, including 10% margin, to the full extent actual costs differ from estimated costs.

 • Fuel and into-plane expenses(1)
 • Aircraft rent
 • Terminal facility rent
 • On-time bonuses and 401(k) company
   match under current plans
 • Taxes (other than income taxes)
 • Passenger liability insurance
 • Hull insurance
 • War risk insurance
 • Landing fees
 • Ground handling services

 • Administrative services provided by
   Continental
 • Third-party security and screening
   expenses
 • Substantially all regional jet engine
   expenses under current long-term
   third-party contracts
 • Depreciation and amortization(2)
 • Glycol, de-icing, snow removal
 • International navigational fees

Costs within the margin band: if actual expenses in this category vary enough from estimates used in the block hour rates that the prevailing margin is less than 8.5% or greater than 10%, then a reconciliation payment will be made by either Continental or Airlines to the other so that this prevailing margin will be 8.5% or 10%, as applicable.  If the prevailing margin is less than 8.5% due to the impact of certain costs, as described below, or if the prevailing margin is above 10% due to other items(3), no reconciliation payments would be made from either Continental or Airlines.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses

(1)

Fuel and fuel tax expense are reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on Airlines’ fuel purchase agreement with Continental.  If the fuel purchase agreement with Continental were not in place, the fuel cost, including related taxes, would have been $2.10 and $1.98 per gallon, respectively, for the three and six months ended June 30, 2006.

(2)	Depreciation is reconciled for assets and capital projects accounted for in the capacity purchase agreement or those approved by Continental outside of the agreement.
(3)

The prevailing margin used to calculate the reconciliation payment does not take into account performance incentive payments, including payments from controllable cancellation performance, litigation costs above a historical benchmark and other costs that are not included in the block hour rates (or covered by adjustments) or are not reasonable and customary in the industry.

            Since January 1, 2005, some costs previously unreconciled under the agreement now require Airlines to make a reconciliation payment to Continental if the differences cause the prevailing margin to be greater than 10%.  However, if the differences cause the prevailing margin to be less than 8.5%, they remain unreconciled.  These costs are:

•	wages and salaries; and
•	benefits not included in the table above.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for a comparison of our operating margin for the three and six months ended June 30, 2006 and 2005.

            On December 28, 2005, Continental notified us of its intent to withdraw 69 aircraft from the capacity purchase agreement between December 2006 and June 2007.  As contemplated in the agreement, we notified Continental on May 5, 2006 that we would retain the 69 aircraft.  The agreement contains a provision for the long-term interest rate implicit in calculating the scheduled lease payments we make to Continental for these aircraft to increase by 200 basis points when they are removed from the agreement.

            For a detailed description of the terms of the agreement, please see Item 1. “Business — Capacity Purchase and Other Agreements with Continental Airlines” in our 2005  10-K.

Note 3 – Investments in Other Entities

            Investments in unconsolidated companies are accounted for by the equity method of accounting when we have significant influence over the operation of the companies as prescribed by Accounting Principles Board Opinion No. 18 – “The Equity Method of Accounting for Investments in Common Stock” (“ABP 18”).  The following table details Holdings’ current non-controlling interests that are accounted for under the equity method of accounting:

Company	Carrying Amount of Investment at June 30, 2006 (in millions)

JetX Aviation Limited ...............................	$0.5
Wing Holdings, LLC ................................	15.7
American Composites, LLC .....................	0.7
Flight Services and Systems, Inc. ............	3.0
Saltillo Jet Center, S. de R.L. de C.V. .......	0.4

            In March 2005, we purchased an interest, constituting one share less than 50%, in JetX Aviation Limited (“JetX”) for approximately $0.9 million.  The carrying amount of our investment exceeded the amount of underlying equity of JetX by approximately $0.5 million at the date of the investment.  This difference is treated as goodwill and thus is not amortized.  On June 14, 2006, we loaned approximately $0.4 million to JetX in order to extend the level of support as contemplated by the governing agreements and original business plan through its development stage.  We have recorded this receivable accordingly under other assets.

            We purchased a 49% interest in Wing Holdings, LLC (“Wing Holdings”) for $16.0 million in June 2005.  The carrying amount of our investment exceeded the amount of underlying equity of Wing Holdings by approximately $8.5 million at the time of our investment.  We evaluated the net book value of Wing Holdings’ fixed assets as of June 30, 2005 and identified approximately a $1.9 million difference between net book value and fair value.  The majority of the difference will be amortized over ten years, the average life of the assets identified.  As of June 30, 2006, the balance of the fair value difference, net of amortization, was approximately $1.0 million.  The remaining $6.6 million of our difference in the underlying investment is considered goodwill and thus is not amortized.

            In July 2005, we purchased a 49% interest in American Composites, LLC (“American Composites”) together with certain land and related improvements from a party related to American Composites for approximately $5.8 million in cash.  We recorded $4.9 million of the purchase price as building, land and related improvements and the balance was recorded as our non-controlling investment.  No difference between the carrying amount of our investment and the underlying equity of American Composites has been identified.

            In January 2006, we purchased a 44% interest in Flight Services and Systems, Inc. (“FSS”) for $3 million. In addition, we loaned $1 million to FSS during January 2006, which is classified as other assets on the consolidated balance sheets.  The note is due and payable in full on September 30, 2007 with interest due and payable quarterly on the 15th day following the close of each calendar quarter.  The loan interest rate is equal to the lesser of 7% per annum or the three-month LIBOR plus 150 basis points.  We have received interest payments pursuant to the terms of the agreement.

            Since November 2005, we have invested $0.5 million for a 50% interest in Saltillo Jet Center, S. de R.L. de C.V., (“SJC”) a start-up business located in Saltillo, Mexico. SJC was created for the purpose of providing aircraft painting services.   We have a $0.8 million note receivable from the other 50% interest owner.  Pursuant to the partnership’s agreement, we have the right to receive 100% of the residual returns from SJC’s earnings until this note is fully satisfied. We have also invested $9.1M for the construction of the hangar and office facilities where SJC will conduct its operations.  On May 18, 2006 SJC held a grand opening and officially began painting aircraft for customers.

            Our proportionate shares of the results of operations from these entities are included in the line “Equity investment income (loss), net” on our consolidated statements of operations.  Although no impairment losses on these investments have been recognized, an impairment loss will be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary.  In evaluating “other than temporary,” we consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity investment, the near and longer-term operating and financial prospects of the entity and our longer-term intent of retaining the investment in the entity.

Note 4 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Numerator for basic earnings per share – net income..................................................	$23,271	$24,348	$47,025	$47,627
Income impact of assumed conversion of convertible debt......................................	915	914	1,831	1,828

Numerator for diluted earnings per share – adjusted.................................................	$24,186	$25,262	$48,856	$49,455

Denominator for basic earnings per share – weighted average shares.........................	53,848	54,304	53,823	54,294
Employee stock options...............................	--	6	--	7
Restricted stock..........................................	41	38	62	40
Assumed conversion of convertible debt.........	7,538	7,538	7,538	7,538

Denominator for diluted earnings per share – adjusted and assumed conversions..........	61,427	61, 886	61,423	61,879

            We excluded 321,567 and 300,000 shares of restricted stock from the weighted average shares used in computing basic earnings per share for the three and six months ended June 30, 2006 and 2005, respectively, as these shares were not vested as of the end of the respective period.

            Weighted average common shares outstanding for diluted earnings per share calculation include the incremental effect of shares issuable upon the exercise of stock options and of restricted stock not yet vested.  We excluded the following common stock equivalents from our diluted earnings per share calculations because their inclusion would have been anti-dilutive:

•

options to purchase 1.9 million shares of our common stock for the three and six months ended June 30, 2006, and 1.6 million shares for the three and six months ended June 30, 2005.  These options' exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.2 million shares of restricted stock for the three and six months ended June 30, 2006 and 0.3 million shares for the three and six months ended June 30, 2005.

Note 5 – Stock Plans and Awards

           As of June 30, 2006, we had two stock-based compensation plans: the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan (the “Incentive Plan”) and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”).  Prior to 2006, we accounted for our stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.

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

            Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (“Statement 123(R)”) using the modified-prospective transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement SFAS 123(R).  Results for prior periods have not been restated as consistent with the transition method selected.

            The fair value of Holdings’ options granted during the six months ended June 30, 2006 was estimated at the date of grant using the Black-Scholes options pricing model, which requires us to make several assumptions.  The table below summarizes the weighted-average of these assumptions for the six months ended June 30, 2006:

Risk-free interest rate...................................................................	4.9%
Dividend yield...............................................................................	0.0%
Expected market price volatility of our common stock................	50.5%
Expected life of options (years)....................................................	7.0

            The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so in the future.  The market price volatility of our common stock was based on historical volatility since April 23, 2002.  The expected life of the options is based upon our anticipated expectations of exercise behavior since no options have been exercised since the initial public offering to provide relevant historical data.

            Based upon the assumptions above, the weighted-average fair value of the options granted during the six months ended June 30, 2006 was determined to be $3.17 million.

            The table below summarizes stock option transactions pursuant to the Incentive Plan (share data in thousands):

	Options	Weighted Average Exercise Price

Outstanding at Beginning of Year............................................................	1,872	$13.39
Granted................................................................................................	811	$5.43
Exercised.............................................................................................	—	$—
Cancelled..............................................................................................	11	$12.58

Outstanding at June 30, 2006.................................................................	2,672	$11.00

Options Exercisable at June 30, 2006......................................................	1,658	$13.94

            The following table summarizes the range of exercise prices and the weighted average remaining contractual life of our options outstanding and the range of exercise prices for our options exercisable at June 30, 2006 (share data in thousands):

Options Outstanding

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$4.80 - $8.00.....................................................	801	6.89	5.42
$8.01 - $11.20...................................................	308	5.93	$9.09
$11.21 - $14.40..................................................	611	4.69	$11.68
$14.41 - $16.00..................................................	952	2.96	$15.87

$4.80 - $16.00...................................................	2,672	4.88	$11.00

Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Exercise Price

$4.80 - $8.00........................................................................................	2	5.40
$8.01 - $11.20......................................................................................	93	$9.22
$11.21 - $14.40.....................................................................................	611	$11.68
$14.41 - $16.00.....................................................................................	952	$15.87

$4.80 - $16.00......................................................................................	1,658	$13.94

            As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended June 30, 2006, was approximately $0.7 million and $0.4 million lower, respectively, and $1.2 million and $0.7 million for the six months ended June 30, 2006, respectively, than if we had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the three and six months ended June 30, 2006 decreased by approximately $0.01   upon adoption of Statement 123(R).

            Prior to the adoption of Statement 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  During the six months ended June 30, 2006, no stock options were exercised thus having no effect on the cash flow statement.

            The following table illustrates the effect on net income and earnings per share assuming the compensation costs for our stock options, restricted stock and ESPP were determined using the fair value method, prorated over the vesting periods in accordance with FIN 28, at the grant dates as required under Statement of Financial Accounting Standard No. 123 – “Accounting for Stock-Based Compensation” for the three and six months ended June 30, 2005 (in thousands, except for per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income as reported.................................................................	$24,348	$47,627
Add: Total stock-based compensation expense included in reported net income, net of related tax effects............................	358	480
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect................................................................................	(974)	(1,487)

Pro forma.....................................................................................	$23,732	$46,620

Basic earnings per share
As reported.............................................................................	$0.45	$0.88
Pro forma................................................................................	$0.44	$0.86

Diluted earnings per share
As reported.............................................................................	$0.41	$0.80
Pro forma................................................................................	$0.40	$0.78

            In January and July 2006, we issued 39,985 and 35,035 shares of our common stock to our employees pursuant to the ESPP at $6.88 and $5.70 per share, respectively.  In January and July 2005, 32,083 and 37,264 shares of our common stock were issued to our employees at $10.37 and $7.23 per share, respectively.

Note 6 – Note Payable to Continental

            On March 31, 2006, we paid the remaining principal balance and accrued interest on our note to Continental.  The note accrued interest based on the three-month LIBOR plus 1.25% per annum.  For the three and six months ended June 30, 2005 our interest rates were 4.35% and 4.08%, respectively.

Note 7 – Long-Term Debt

            As of June 30, 2006, long-term debt, including current maturities, totaled $14.9 million, which consisted entirely of secured debt owed to Export Development Canada, which loaned us $10.7 million in May 2003 and $6.6 million in September 2003.  The loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We used all the proceeds from the loans to reduce the principal under our note payable to Continental.  The amount due on these loans accrues interest at the six-month LIBOR plus 1.75% per annum.  The term of each advance to us is eight years.  The loan agreement has customary representations, warranties and covenants.  Additionally, Continental is the guarantor of these loans, and a default under the guarantee would cause an acceleration of the loans.

Note 8 – 4.25% Senior Convertible Notes due 2023

            During 2003, we completed the private placement of $137.2 million senior convertible notes due 2023.  Cash interest is payable on the notes at a rate of 4.25% per year on the principal amount at maturity, payable semiannually in arrears on February 1 and August 1 of each year.  The aggregate amount of the principal will be due on August 1, 2023.     As of June 30, 2006 and December 31, 2005, we estimated the fair market value of our $137.2 million (carrying value) fixed-rate debt to be $121.9 million and $112.8 million, respectively.

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

	Condensed Consolidating Balance Sheet (Unaudited)
	June 30, 2006
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Current assets...............................	$316	$286,854	$4,326	$—	$291,496
Property and equipment, net...........	—	224,060	14,370	—	238,430
Investments in other entities...........	375,792	8,243	46,797	(410,569)	20,263
Other assets.................................	92,994	7,740	29,883	(104,158)	26,459

Total assets..................................	$469,102	$526,897	$95,376	$(514,727)	$576,648

Current liabilities............................	$7,858	$102,664	$(116)	$(273)	$110,133
Intercompany payables (receivables)	66,998	335,481	(5,221)	(397,258)	—
Long-term debt..............................	137,200	14,633	—	—	151,833
Other liabilities..............................	10	63,053	21	(5,346)	57,738
Stockholders’ equity......................	257,036	11,066	100,692	(111,850)	256,944

Total liabilities and stockholders equity.......................................	$469,102	$526,897	$95,376	$(514,727)	$576,648

	Condensed Consolidating Balance Sheet
	December 31, 2005
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Current assets...............................	$719	$265,942	$11,566	$(258)	$277,969
Property and equipment, net...........	—	230,060	10,391	—	240,451
Investments in other entities...........	48,560	—	(12,354)	(18,951)	17,255
Other assets.................................	3,775	7,996	18,201	(5,377)	24,595

Total assets..................................	$53,054	$503,998	$27,804	$(24,586)	$560,270

Current liabilities............................	6,112	143,423	873	(258)	150,150
Intercompany payables (receivables)	(300,292)	324,828	(24,536)	—	—
Long-term debt..............................	137,200	15,470	—	—	152,670
Other liabilities..............................	9	54,287	21	(5,377)	48,940
Stockholders’ equity......................	210,025	(34,010)	51,446	(18,951)	208,510

Total liabilities and stockholders’ equity.......................................	53,054	503,998	27,804	(24,586)	560,270

Note 9 – Income Taxes

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  During the six months ended June 30, 2006 and 2005, we made net payments to Continental under the tax agreement of approximately $12.0 million and $18.0 million, respectively.

            Our tax agreement increases our dependence on Continental’s financial condition.  If it is determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes, interest and penalties, then we could be adversely affected if Continental were unable or unwilling to indemnify us under the agreement.

Note 10 – Securities Repurchase Program

            In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock and in February 2006 added our 4.25% senior convertible notes due 2023 to this program.  Stock purchases have been made from time to time in the open market. The timing of any repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  Common stock acquired through the program is available for general corporate purposes and convertible notes acquired under the program will be cancelled.  During the six months ended June 30, 2006, we did not purchase shares of our common stock or any of our convertible notes under this program.  Since the inception of the plan, we have purchased 590,800 shares of our common stock at an average cost per share of $9.55.

Note 11 – Commitments and Contingencies

Purchase Commitments and Contingencies

            As shown in the following table, our fleet consisted of 274 regional jets at June 30, 2006.  Aircraft options as of June 30, 2006 are also shown below.  Currently, there are no firm orders to purchase additional aircraft.

Type	Total Leased Aircraft	Options	Seats in Standard Configuration

ERJ-145XR..................	104	100	50
ERJ-145......................	140	—	50
ERJ-135......................	30	—	37

Total.........................	274	100

            During the three months ended June 30, 2006, we took delivery of the remaining four ERJ-145XR aircraft under firm commitments.  We have options to purchase an additional 100 Embraer regional jets that would not be flown under the capacity purchase agreement.  We are working with Embraer to extend the timeline for notification of our intention regarding the option aircraft.

            Our scheduled minimum lease payments for current aircraft operating leases, including the 69 aircraft being released from the capacity purchase agreement, are as follows (in millions):

Total Aircraft Operating Leases

Year ending December 31,
2007	$336.3
2008	336.3
2009	336.3
2010	336.3
Later years	2,556.1

Total minimum lease payments	$3,901.3

Collective Bargaining Agreements

            Airlines’ pilots, mechanics, dispatchers and flight attendants, comprising approximately 70% of our employees, are covered by collective bargaining agreements.  The contracts with the pilots, dispatchers and mechanics will become amendable in December 2008, July 2009 and August 2009, respectively.  Airlines’ contract with its flight attendants, who are represented by the International Association of Machinists and Aerospace Workers (“IAM”) and constitute approximately 17% of our employees, became amendable in December 2004.  The IAM applied for federal mediation in September 2005.  Airlines and the IAM reached a tentative agreement on July 6, 2006. The agreement will be subject to a membership ratification vote which is expected to be completed during August 2006.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion and analysis contain a number of forward-looking statements, all of which are based on current expectations and could involve a number of risks and uncertainties.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to:

•	our ability to design and execute profitable arrangements for the 69 aircraft being released from the capacity purchase agreement with Continental, which we have elected to retain;
•	our dependence on the financial and operational stability of Continental;
•	our capacity purchase agreement with Continental can still be terminated with 12 months notice, even after the previously announced capacity reduction;
•	we may lose access to our aircraft, facilities and regulatory authorizations, as well as any airport-related and other services that Continental currently provides to us;
•	we may not be successful in implementing any diversification strategy away from passenger-related airline services;
•	we may be unable to obtain all of the parts or related support services we expect from Embraer to operate our aircraft;
•	the likely increase in maintenance costs as our fleet ages;
•	our cost structure may not be competitive with low-cost carriers or other regional carriers;
•	extensive government regulation of our business and additional costs to comply with the regulations;
•	other adverse factors beyond our control, including weather conditions and the cost and availability of fuel; and
•	any adverse effects on our operations and financial condition from an aviation accident.

For further discussion of these risks, please see the “Risk Factors” section in our 2005 10-K.  The statements in this report are made as of August 2, 2006, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Recent Events

            Strategic Opportunities – Our Embraer 145-XR aircraft provide distinct advantages that enable us to pursue other strategic opportunities for the aircraft being released from the capacity purchase agreement.  The primary advantage is the aircraft’s 1,600 mile range, which enables it to reach thinner markets that cannot be served, nonstop, with traditional 50-seat regional aircraft.  The aircraft will begin to be released from the agreement and be available to us for other uses beginning December 28, 2006. We currently employ the flight crews and maintenance personnel needed to support a smooth transition

            Fleet.  We took delivery of our last four firm order ERJ-145XR aircraft during the three months ended June 30, 2006.  With these deliveries, our fleet at June 30, 2006 consisted of 104 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  Our regional jets’ operational capabilities allow us to add service to new markets, expand service in existing markets and ultimately have allowed Continental to broaden service from its major hub cities, as well as select communities.

            Business Ventures.  Our consistent earnings and improving balance sheet have helped position us for new opportunities.  We continue to seek strategic opportunities that leverage our internal strengths, such as our technical, training and fleet and asset management capabilities, to develop and implement future business strategies.  The following is a description of the investments we made in 2006 (see Note 3 above for the accounting treatment of each of the investments):

•

In January 2006, we invested $3 million for a 44% ownership interest in the capital stock of Flight Services & Systems, Inc., an Ohio corporation that provides airport services such as passenger assistance, ground handling, EZ carts and security.

•

We invested $0.5 million for a 50% interest in Saltillo Jet Center, S. de R.L. C.V., a start-up business located in Saltillo, Mexico.   Saltillo Jet Center was created for the purpose of providing aircraft painting services.  We have also invested $9.1 million in the construction of the hangar and office facilities from which Saltillo Jet Center will conduct its operations.  On May 18, 2006, Saltillo Jet Center held a grand opening and officially began painting aircraft for customers.

            Our Liquidity.  As of June 30, 2006, we had $244.3 million in cash and cash equivalents, excluding $9.2 million in restricted cash, which is used as collateral for our workers compensation coverage.  Our cash flows from operations were sufficient to cover our capital resource and liquidity requirements.

            Relationship with Continental.  Continental currently owns 8.6% of our common stock and has indicated that it intends to dispose of some or all of its remaining interest in the stock, subject to market conditions.  Based on current information and our capacity purchase agreement with Continental, we do not believe that Continental’s disposition of its remaining ownership interest in us will have an adverse impact on our results of operations or financial position.

            On December 28, 2005, Continental notified us of its intent to withdraw 69 aircraft from the capacity purchase agreement between December 2006 and June 2007.  As contemplated in the agreement, we notified Continental on May 5, 2006 that we would retain the 69 aircraft.  The agreement contains a provision for the long term interest rate implicit in calculating the scheduled lease payments we make to Continental for these aircraft to increase by 200 basis points when they are removed from the agreement.  The agreement limits the number of aircraft that can be released from the capacity purchase agreement to 69 in the three-year time period ending December 28, 2009.  However, Continental could give us 12 months’ notice at any time that it is terminating the agreement altogether, or the agreement could be terminated at any time for cause.  We have previously disclosed the terms and conditions of, as well as the possible risk factors associated with, an early termination.  Please see our 2005 10-K “Item 1. Business—Capacity Purchase Agreement and Other Agreements with Continental Airlines” and “—Risk Factors—Factors that May Affect our Future Operating Results and Financial Condition.”

            Labor.  Approximately 70% of our employees, representing four distinct groups, are covered by Airlines’ collective bargaining agreements.  Airlines and the IAM reached a tentative agreement for an amended flight attendant contract on July 6, 2006. This is the only remaining open contract and will be subject to a membership ratification vote, which is expected to be completed during August 2006.  As contracts become amendable, it is our policy to accrue for any expected increase in costs related to the new contracts.  However, the actual outcome could differ from our estimates.

Outlook

            Operational Guidance for 2006.  The following table summarizes our current guidance for year-over-year increases in block hours, available seat miles and departures:

	Third Quarter 2006	Fiscal Year 2006

Block Hours(1) (3)................................	13% — 15%	11% — 13%
Available Seat Miles(2) (3)....................	11% — 13%	10% — 12%

(1)	Block hours are the hours from gate departure to gate arrival.
(2)	Available seat miles are the number of passenger seats multiplied by the number of scheduled miles those seats are flown.
(3)	Growth based on expected year-over-year increases.

            We expect our departures for the third quarter of 2006 to be approximately 129,400.  However, since Continental controls and is responsible for our scheduling, our actual performance could be materially different from our estimates.

            We will continue seeking to enhance our stockholders’ value by providing the most cost-efficient and reliable regional jet service, including achieving the highest level of passenger satisfaction in the regional industry. We intend to utilize the 69 aircraft, 25 ERJ-145LR aircraft and 44 ERJ-145XR aircraft, being released from the capacity purchase agreement to pursue various strategic options, including:  flying aircraft on behalf of either a U.S. carrier or foreign carrier, charter flying and branded flying.

            In the long-term, we believe this strategy will serve us well, although we continue to be affected by the pressures affecting the airline industry generally.  In addition, we intend to:

•	continue to strengthen our balance sheet by lowering our debt and increasing cash to position ourselves for new opportunities;
•	further diversify our core business by making strategic investments in the air transportation sector that will complement our current operations and leverage our operational expertise;
•	explore opportunities in the air transportation sector abroad; and
•	continue our securities repurchase program, as appropriate.

            Our Dependence on Continental.   Despite our efforts to contain costs and improve reliability, we are directly affected by the financial and operational stability of Continental because we depend on Continental’s ability to make payments to us under our capacity purchase and other agreements, which continue to be the predominant source of our revenue.  Continental has had substantial losses since September 11, 2001 and has indicated that losses of this magnitude are not sustainable.  In addition, Continental has announced that its ability to return to sustained profitability depends, among other factors, on implementing and maintaining a more competitive cost structure, retaining its revenue per available seat mile premium to the industry, despite aggressive price discounting by its competitors, and responding effectively to the factors that threaten the airline industry as a whole. Furthermore, Continental may face stronger competition from low cost carriers and major carriers that have filed for bankruptcy protection, which may allow them to achieve substantial cost reductions, reduce or discharge debt, lease and pension obligations.  The current U.S. domestic network carrier financial environment continues to be highly volatile as a result of these factors.

            Continental has indicated that under current conditions, absent adverse factors outside of its control, such as additional terrorist attacks, hostilities involving the United States or further significant increases in jet fuel prices, its existing liquidity and projected operating cash flows will be sufficient to fund current operations and other financial obligations through 2007.

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

RESULTS OF OPERATIONS –

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2006, compared to the corresponding period ended June 30, 2005.

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

General

            Our operating margin for the three months ended June 30, 2006 was 8.5% compared to 10.3% for the same period in 2005.  The table below reconciles and compares the impact that various components of the capacity purchase agreement had on operating margin for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,

	2006	2005

Operating margin per the capacity purchase agreement(1).................	10.0%	10.0%
Adjustments:
Deduct: other costs excluded from the agreement(2).........................................................................	(1.9)	(0.3)
Add: incentives (penalties)(3) and other revenues excluded from the agreement...............................................................	0.4	0.6

Actual operating margin as reported................................................	8.5%	10.3%

(1)

Under the agreement, the operating margin effective January 1, 2005 was to be between 8.5% and 10% each quarter, but including unanticipated changes in labor costs, to the extent the results do not drive the margin below the margin floor (8.5%).  Airlines can continue to receive incentive payments, which may bring our operating margin above 10%.

(2)

These expenses represent costs that are not deemed part of underlying costs related to the agreement such as stock compensation expenses and costs related to investments in other entities.  The increase in excluded cost consists primarily of expenses related to pursuing strategic initiatives for the aircraft released from the capacity purchase agreement with Continental and building our own back office infrastructure, including information technology services, as we move away from our current administrative agreement with Continental.

(3)

The performance incentive payments were made to us primarily due to our high controllable completion factor (which excludes weather and air traffic control cancellations) of 99.8% and 99.9% for the three months ended June 30, 2006 and 2005.  Since January 1, 2005, we have only been required to pay Continental a penalty for controllable completion factors below 99.5%.

Operating Expenses

            For the three months ended June 30, 2006, wages, salaries and related costs increased by $8.7 million, or 10.2%, compared to the same period in 2005.  The increase represents growth in our work force to support the 12.0% increase in block hours flown, as well as increases in wage rates under some of Airlines’ collective bargaining agreements. Such increase was offset by a release in our workers compensation accrual of approximately $1.4 million, due to a change in the assumptions used in the independent actuarial calculations to better reflect the characteristics of our work force.  The adoption of Statement 123(R) did not have a material impact on wages, salaries and related costs during the second quarter of 2006.

            The increase in aircraft fuel expense and related taxes during the three months ended June 30, 2006, when compared to the same period in 2005, was due to an 8.2% increase in fuel consumption.  Consumption rose primarily due to a 12.0% increase in block hours.  Under the capacity purchase agreement and the related fuel purchase agreement with Continental, our fuel price and fuel tax equal the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.  Our caps on fuel and fuel tax are 66.0 cents and 5.2 cents per gallon, respectively, for both 2006 and 2005.  Until the termination of the capacity agreement and the fuel agreement, our future fuel expense related to all aircraft covered under the capacity agreement will be the lower of the actual cost of fuel and fuel tax or 71.2 cents per gallon.

            For the three months ended June 30, 2006, approximately 72.0% of our maintenance, materials and repairs cost consisted of power-by-the-hour expense.  Approximately $3.4 million of the increase for the three months ended June 30, 2006, when compared to the same period in 2005, was due to a 10.8% increase in flight hours and a 5.3% increase in rate-per-flight-hour related to our power-by-the-hour contracts.    We expect our future maintenance, materials and repairs expense, adjusted for volume and further fleet aging, to mirror our current cost structure.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

General

            Our operating margin for the six months ended June 30, 2006 was 8.8% compared to 10.3% for the same period in 2005.  The table below reconciles and compares the impact that various components of the capacity purchase agreement had on operating margin for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,

	2006	2005

Operating margin per the capacity purchase agreement(1).................	10.0%	10.0%
Adjustments:
Deduct: other costs excluded from the agreement(2).........................................................................	(1.7)	(0.2)
Add: incentives (penalties)(3) and other revenues excluded from the agreement...............................................................	0.5	0.5

Actual operating margin as reported................................................	8.8%	10.3%

(1)

Under the agreement, the operating margin effective January 1, 2005 was to be between 8.5% and 10% each quarter, but including unanticipated changes in labor costs, to the extent the results do not drive the margin below the margin floor (8.5%).  Airlines can continue to receive incentive payments, which may bring our operating margin above 10%.

(2)

These expenses represent costs that are not deemed part of underlying costs related to the agreement such as stock compensation expenses and costs related to investments in other entities.  The increase in excluded cost consist primarily of expenses related to pursuing strategic initiatives for the aircraft released from the capacity purchase agreement with Continental and building our own back office infrastructure, including information technology services, as we move away from our current administrative agreement with Continental.

(3)

The performance incentive payments were made to us primarily due to our high controllable completion factor (which excludes weather and air traffic control cancellations) of 99.8% and 99.9% for the six months ended June 30, 2006 and 2005.  Since January 1, 2005, we have only been required to pay Continental a penalty for controllable completion factors below 99.5%.

Operating Expenses

            For the six months ended June 30, 2006, wages, salaries and related costs increased by $16.8 million, or 9.9%, compared to the same period in 2005.  The increase represents growth in our work force to support the 12.0% increase in block hours flown, as well as increases in wage rates under some of Airlines’ collective bargaining agreements.  In addition, we incurred approximately $2.2 million higher employee benefit costs, such as medical coverage and 401K expense and $1.2 million related to the adoption of Statement 123(R).

            The increase in aircraft fuel expense and related taxes during the six months ended June 30, 2006, when compared to the same period in 2005, was due to an 8.7% increase in fuel consumption.  Consumption rose primarily due to a 12.0% increase in block hours.

            Approximately $10.1 million of the increase in maintenance, materials and repairs for the six months ended June 30, 2006, when compared to the same period in 2005, was due to an 11.5% increase in flight hours and a 4.7% increase in rate-per-flight-hour related to our power-by-the-hour contracts. These contracts comprise approximately 70.0% of our maintenance, materials and repairs cost for the six months ended June 30, 2006.

Certain Statistical Information

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2006	2005	Increase/ (Decrease)		2006	2005	Increase/ (Decrease)

Revenue passenger miles (millions)(1).....	2,727	2,246	21.4%		5,045	4,198	20.2%
Available seat miles (millions)(2).................	3,362	3,026	11.1%		6,444	5,766	11.8%
Passenger load factor(3)................................	81.1%	74.2%	6.9	pts	78.3%	72.8%	5.5	pts
Block hours(4)...................................................	232,233	207,425	12.0%		446,426	398,700	12.0%
Departures.......................................................	124,532	114,485	8.8%		239,625	218,123	9.9%
Operating cost per ASM (cents)(5)................	11.42	11.51	(0.8%)		11.68	11.88	(1.7%)
Operating cost per block hour (dollars)(6)..	1,653	1,680	(1.6%)		1,685	1,718	(1.9%)
Average fuel cost per ASM (cents)(7)............	1.71	1.76	(2.8%)		1.71	1.76	(2.8%)
Average price per gallon of fuel (cents)(7)...	71.2	71.2			71.2	71.2
Fuel gallons consumed (millions)..............	80.7	74.6	8.2%		155.2	142.8	8.7%
Average length of aircraft flight (miles).......	552	542	1.8%		550	542	1.5%
Actual aircraft in fleet at end of period.........	274	256	7.0%		274	256	7.0%
Average daily utilization of each aircraft(8)...	9 hrs 23 min	9 hr 1 min	4.1%		9 hrs 8 min	8 hr 49 min	3.7%
Controllable completion factor(9)..................	99.8%	99.9%	(0.1	pts)	99.8%	99.9%	(0.1	pts)
Completion factor...........................................	97.8%	98.9%	(1.1	pts)	98.0%	98.5%	(0.5	pts)

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles represent the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Operating cost per available seat mile is operating costs divided by available seat miles.
(6)	Operating cost per block hour is operating costs divided by block hours.
(7)

Fuel cost used in the calculations includes cost of fuel and related fuel tax.  Airlines incurs fuel expense and fuel tax equal to the lower of the actual cost or an agreed-upon cap of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on a fuel purchase agreement with Continental.

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

Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs may increase in the future due to:

•	changes in wages, salaries and related fringe benefit costs, including the impact of SFAS123(R) and changes to our self-insured medical and workers compensation costs;
•	changes in the costs of materials and outside services;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•	aging of our fleet;
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

            In the short-term, higher costs relating to the capacity purchase agreement would generate higher revenues.  However, in the long-term, failure to control our costs would prevent us from remaining competitive and limit our opportunities to attract additional partners or to take advantage of strategic opportunities as they present themselves.

LIQUIDITY AND CAPITAL COMMITMENTS –

Operating Activities

            Our primary source of liquidity is the cash flow provided by Airlines’ operations.  For the six months ended June 30, 2006 and 2005, our operations provided cash flow of $50.3 million and $63.9 million, respectively.  Although our operations, as measured by ASMs, grew over 11.8%, our costs have not increased ratably due to our efforts to exploit the efficiency of our all-jet fleet with almost 100% commonality from the engines to the flight deck and our focus on cost-saving initiatives related to our airline operations.  We are incurring infrastructure related cost as we diversify from our relationship with Continental.  We continuously endeavor to provide cost-effective services to Continental.  However, we cannot ensure that our future costs will not increase significantly due to factors beyond our control.  Please see “—Future Costs” above.

Investing Activities

            During the six months ended June 30, 2006, our capital expenditures were $9.8 million.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to back office infrastructure, headquarters relocation, facility improvements, maintenance and ground equipment) to be approximately $15.3 million.

Financing Activities

            During the six months ended June 30, 2006, we met all our debt requirements.  Our note payable to Continental Airlines was paid in full on March 31, 2006.

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

Purchase Commitments and Contingencies

            As of June 30, 2006, we have no outstanding firm commitments to purchase additional aircraft.  We have options to purchase an additional 100 Embraer regional jets.  In October 2005, Continental declined its right to add any of these option aircraft to the capacity purchase agreement.  We continue to have the option to take delivery of all or a portion of these aircraft, but have not made a decision as to whether we will do so.  We are working with Embraer to extend the timeline for notification of our intention regarding the option aircraft.

Aircraft and Spare Engine Leases

            As of June 30, 2006, we have significant lease and sublease obligations for aircraft and spare engines that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2022.  As of June 30, 2006, our expected total minimum rental expense for the full year 2006 under aircraft and spare engine operating leases is approximately $335.7 million, net of deferred credits amortized.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.

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

Aircraft Fuel

            Effective January 1, 2001, we entered into our capacity purchase agreement with Continental, which is scheduled to expire December 31, 2010 (subject to extensions by Continental through 2030, or its right to terminate the agreement based on 12 months’ notice at any time), and a related fuel purchase agreement with Continental, which terminates when the capacity purchase agreement terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the capacity agreement, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the capacity agreement, we recover our fuel expense from Continental with a 10% margin.  For the six months ended June 30, 2006 and 2005, our cost of fuel was 71.2 cents per gallon, including fuel tax.  If the fuel agreement with Continental were not in place, our fuel cost, including related taxes, would have been $1.98 and $1.57 per gallon, respectively, for the six months ended June 30, 2006 and 2005.

Interest Rates

            On May 5, 2006, we notified Continental that we would retain the 69 aircraft being released from the capacity purchase agreement.  The agreement contains a provision for the long-term interest rate implicit in calculating the scheduled lease payments we make to Continental for these aircraft to increase by 200 basis points when the aircraft are removed from the agreement.  However, the agreement provides that our block hour rates will be adjusted higher or lower to reflect any changes in the rental rates relating to the aircraft remaining under the agreement.  We also have potential interest rate exposure with respect to our loan agreement with Export Development Canada, which bears interest at the six-month LIBOR plus 1.75% per annum.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.1 million and $0.6 million in interest expense for the six months ended June 31, 2006 and 2005, respectively.  However, we believe that interest rate increases on our variable rate, long-term debt would be offset by increases in interest income.

            We do not hold long-term interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against changes in interest rates.

            As of June 30, 2006, we estimated the fair market value of our $137.2 million (carrying value) fixed-rate debt to be $121.9 million.  Market risk is not estimable for this debt instrument since its fair market value is based on many factors, including the risk-free interest rate, the performance of our common stock and investors’ trading behavior.

Item 4.  Controls and Procedures.

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of June 30, 2006.  We continue working to correct a previously disclosed significant deficiency in 2005.  Management expects to successfully complete the remediation during 2006.

            No other changes in our internal control over financial reporting during our most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

               None.

Item 1A. Risk Factors.

               None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program (in millions)(2)

April 1 to April 30, 2006......................	3,986	$7.43	—	$24.4
May 1 to May 31, 2006.......................	11,824	$5.88	—	24.4
June 1 to June 30, 2006......................	—	$—	—	24.4

Total.................................................	15,810	$6.27	—	$24.4

(1)	Shares shown were withheld to satisfy tax obligations arising upon the vesting of restricted stock and do not count against our securities repurchase program.
(2)	Amount shown relates to our securities repurchase program.

In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock and in February 2006 added our 4.25% senior convertible notes due 2023 to this program.  Stock purchases have been made from time to time in the open market.  The timing of any repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  During the six months ended June 30, 2006, we did not purchase shares of our common stock or any of our convertible notes under this program.  Since the inception of the plan, we have purchased 590,800 shares of our common stock at an average cost of $9.55.

Item 3.    Defaults Upon Senior Securities.

               None.

Item 4.    Submission of Matters to a Vote of Security Holders.

               Holdings' annual meeting of stockholders was held on May 3, 2006.  George R. Bravante, Jr., Janet M. Clarke, and Richard F. Wallman were re-elected to the board of directors as Class I directors with 31,422,999, 31,324,012 and 31,420,757 votes For and 17,889,226, 17,988,213 and 17,891,468 votes Withheld, respectively.  Ratification of Ernst & Young LLP as our independent auditors received 49,241,544 votes For, 68,166 votes Against, 2,515 abstentions and zero broker non-votes.

Item 5.    Other Information.

               None.

Item 6.    Exhibits. –

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-31300).
10.1	Amendment No. 34, dated February 1, 2006, to Purchase Agreement No. GPJ-003/96 by and between Airlines and Empresa Brasileira de Aeronautica S.A. dated August 5, 1996. (1) (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(3)
32.2	Section 1350 Certification by Chief Financial Officer.(3)

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

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: August 2, 2006	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2006	/s/Phung Ngo-Burns
Phung Ngo-Burns Staff Vice President Finance and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-31300).
10.1	Amendment No. 34, dated February 1, 2006, to Purchase Agreement No. GPJ-003/96 by and between Airlines and Empresa Brasileira de Aeronautica S.A. dated August 5, 1996. (1) (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(3)
32.2	Section 1350 Certification by Chief Financial Officer.(3)

(1) Filed herewith.

(2) The Company has applied to the SEC for confidential treatment for portions of this exhibit.  Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

(3) Furnished herewith.