Form 10-K
period 2006-12-31
EXPRESSJET HOLDINGS INC
filed 2007-02-23
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission File Number 1-31300
EXPRESSJET HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0517977 (I.R.S. Employer Identification No.)

700 North Sam Houston Parkway West, Suite 200 Houston, Texas (Address of principal executive offices)	77067(Zip Code)

832-353-1000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

            Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes  [X] No

            Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or by such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes  [  ] No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§ 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. [  ] Large accelerated filer  [X] Accelerated filer   [  ] Non-accelerated filer

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes  [X] No

            The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $372.9 million as of June 30, 2006.

            As of February 17, 2006, 54,208,153 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

            Information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Commissions within 120 days after December 31, 2006.

PART I

Item 1. Business

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with Holdings, as ExpressJet, “we” or “us”). Airlines operates over 200 aircraft for Continental Airlines, Inc. (“Continental”) as Continental Express, and operates a number of aircraft through its Corporate Aviation division in charter service. Additionally, Airlines plans to begin flying scheduled point-to-point service under the ExpressJet brand in April 2007 and plans to fly 10 aircraft on behalf of a major network carrier beginning in the second quarter of 2007.  Airlines is one of the largest regional airlines in the world, based on 2006 available seat miles, the number of regional jets in its fleet and passengers flown.  We also invest in other entities that permit us to leverage the management experience, efficiencies and economies of scale present in our subsidiaries.

            Our website address is www.expressjet.com.  In addition to other information, you may view the following materials on our website, free of charge:

•	our reports and other filings with the Securities and Exchange Commission ("SEC"), which are available as soon as reasonably practicable after we file them with, or furnish them to, the SEC;
•	the Corporate Governance Guidelines adopted by our board of directors establishing the general policies by which the board operates;
•	the charters of the principal standing committees of our board: Audit, Human Resources, and Nominating and Corporate Governance; and
•	the Principles of Conduct, which is our code of business conduct and ethics applicable to all of our directors and employees.

            Stockholders can print a copy of the foregoing materials from our website or may request a copy from the Secretary of the company by writing to the address on the cover of this report.

            As described in the Principles of Conduct, we have established means for our employees to report concerns of questionable accounting, auditing and other business practices to our Director of Internal Audit and to our Corporate Compliance Officer.  One way for our employees to report concerns is through the following email address: xjtinternalaudit@expressjet.com.  Persons desiring to communicate with the independent members of our board of directors may also do so through this email address.

            On May 9, 2006, our Chief Executive Officer certified to the New York Stock Exchange ("NYSE") that he was not aware of any violation by the company of the NYSE's corporate governance listing standards.  In addition, our Chief Executive Officer and Chief Financial Officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this report.

Forward-Looking Statements

            This report contains forward-looking statements.  Statements in the "Business “Risk Factor,” "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" sections of this report, together with other statements including words such as "believes," "intends," "plans," "anticipates, “estimates," "projects," "expects" or similar expressions represent forward-looking statements that are based on management's expectations in light of facts known by management on the date this report was filed with the SEC.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results and capacity include, but are not limited to: our continued dependence on Continental for the majority of our revenue; our capacity purchase agreement (the “Continental CPA”) with Continental could be terminated; the results of our arbitration with Continental over the 2007 rates to be charged under the Continental CPA may have an adverse effect on our results; potential loss of access to our aircraft, facilities and regulatory authorizations, as well as any airport-related services that Continental currently provides to us; our new operations may be less profitable than our historical results; competitive responses to our branded entry into new markets; certain tax matters; our reliance on technology and third party service providers; flight disruptions as a result of operational matters; regulatory developments and costs, including the costs and other effects of enhanced security measures and other possible regulatory requirements; and competition and industry conditions.  For further discussions of these risks, please see "Item 1A - Risk Factors" beginning on page 20.  The statements in this report are made as of February 22, 2007, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of forward-looking statements, whether as a result of new information, future events or otherwise.

Our Company

            Holdings was incorporated in Delaware in August 1996.  We have strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of Airlines.  Airlines is one of the largest regional airlines in the world, based on 2006 available seat miles, number of regional jets and passengers transported.

            Airlines currently operates a fleet of 274 aircraft.  During substantially all of 2006, the entire fleet operated on behalf of Continental as Continental Express pursuant to the Continental CPA and we received substantially all of our revenue under that agreement.  In December 2006, Continental began releasing 69 aircraft (25% of our fleet) from that agreement.  We redeployed two of these aircraft to charter service in 2006; the other 67 are being removed from Continental service during the first six months of 2007 and will be deployed in branded flying, charter service, or a capacity purchase agreement with a major network carrier. Branded flying, under the name “ExpressJet” will provide regularly scheduled air service to West, Midwest and Southeast destinations in the United States commencing service on April 2, 2007.  We will continue to operate the remaining 205 aircraft under the Continental CPA.

            As of December 31, 2006 under the Continental CPA, we averaged over 1,300 daily departures, offering scheduled passenger service to over 150 destinations in North America, Mexico and the Caribbean.  Our available seat miles grew at a compounded annual rate of 18.8% from 4.7 billion in 2000 to 13.2 billion in 2006.  We generated $1.7 billion of revenue and $92.6 million of net income for the year ended December 31, 2006.  Please refer to our consolidated financial statements included in this report for information regarding our revenue and net income for each of the last three fiscal years and total assets as of the end of the last two years.

            During 2005, we announced that our wholly owned subsidiary, ExpressJet Services, LLC (“ExpressJet Services”), and Airlines’ Training Services division received third-party repair and training certificates, respectively, from the Federal Aviation Administration (“FAA”). We expanded ExpressJet Services during 2006 to include our wholly owned subsidiaries American Composites LLC and InTech Aerospace Services, and Saltillo Jet Center, a majority owned subsidiary.  Please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary” and Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Accounting Policies” for a description of our investments and our current accounting treatment for these entities.

            After Continental’s ownership of our common stock fell below 10% in April 2005, we redeemed the sole share of our Special Voting Preferred Stock, which was held by Continental. The redemption terminated Continental’s right to elect a director to our board of directors.  The Continental CPA provided Continental the right to nominate a director to our board, but Continental relinquished this right in October 2005.  In January 2007, Continental sold all but 625 shares of our common stock.

Business Strategy

            We seek to enhance stockholder value by providing consistently efficient, customer focused and reliable regional jet service.  This service, coupled with opportunities arising from the competitive strengths we have developed, positions us as a leading provider of regional jet services.  We believe that our focus on cost, customers and reliability has both strengthened Continental and will create opportunities for our growth in other areas.

            Our commitment to customer service and reliability has served us well doing business as Continental Express, and our Empresa Brasileira de Aeronautica S.A. (“Embraer”) ERJ-145XR aircraft enable Continental to serve more distant markets with demand for non-stop service to major metropolitan areas such as Houston, New York/Newark, Los Angeles and Cleveland.

            Our cost structure, measured on a per-seat mile basis, remains highly competitive to aircraft of much larger configurations.  Comparisons from publicly available data indicate that our direct operating costs on a per available seat mile basis for maintenance, flight operations, market fuel rates and aircraft ownership reflect economics better than many 100+ seat aircraft operated by major airlines.  We believe that the capability and operating economics of our aircraft will provide us strategic opportunities in the foreseeable future.  Airlines currently operates a fleet of 274 aircraft.  During substantially all of 2006, the entire fleet operated on behalf of Continental, as Continental Express, pursuant to the Continental CPA and we received substantially all of our revenue under that agreement. In December 2006, Continental began releasing 69 aircraft from that agreement.  We will continue to operate the remaining 205 aircraft under the Continental CPA.

            During 2006, we finalized our plans for the 69 aircraft being released from the Continental CPA beginning December 28, 2006.  The new Corporate Aviation division is expected to operate a total of 15 aircraft by June 2007, providing distinctive travel solutions for corporations, aircraft brokers, hospitality companies, sports teams, schools and others.  The aircraft are being flown under Airlines’ operating certificate issued by the FAA. The aircraft are configured with 50 redesigned seats for enhanced passenger comfort, and each seat includes XM Satellite radio with over 100 channels of audio entertainment.  In addition to the basic service, customized flight service options will give customers an opportunity to create a unique flight experience.

            We currently plan to use 44 aircraft to launch branded services in markets that are sized appropriately for these aircraft and typically do not have direct flight options today.  Service to 24 cities in the West, Midwest and Southeast United States is scheduled to begin in April and May 2007.  Product features will include redesigned seats for enhanced passenger comfort, free XM Satellite radio, advanced seat assignments with no middle seats, valet carry-on baggage service and complimentary snacks and meals on longer haul flights.

Capacity Purchase and Other Agreements with Continental Airlines

            General.  We currently derive substantially all of our revenue from the Continental CPA.  Under this agreement, Airlines operates flights on behalf of Continental as Continental Express.  Continental controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

            Under the Continental CPA, some marketing-related costs normally associated with operating an airline are borne by Continental.  These costs include:

•	reservations and sales;
•	commissions;
•	advertising;
•	revenue accounting;
•	fare and tariff filings; and
•	food and beverage service.

            On December 28, 2005, Continental notified us that it would withdraw 69 aircraft from the capacity purchase agreement between December 2006 and June 2007.  We subsequently decided to retain all 69 aircraft.  As of February 21, 2007, we have transitioned 21 aircraft from Continental.  Additionally, on February 22, 2007, we agreed with Continental to defer the transition date for three ERJ-145XR aircraft from the first half of June to August 28, 2007.  Until then, these aircraft will remain as covered aircraft under the terms of the Continental CPA.

            Payment.  Under the Continental CPA, Airlines is entitled to payment for each block hour that Continental schedules it to fly.  Payment is based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that are generally within our control.  The agreement provides that the original cost components used in this formula remained in place until December 31, 2004, after which, new rates began to be established annually using the same methodology.  We have exposure for most labor costs and some maintenance and general administrative expenses if the actual costs are higher than those reflected in Airlines’ estimated block hour rates.

            2001-2004.   A quarterly reconciliation payment was to be made by Continental to Airlines, or by Airlines to Continental, if the operating margin calculated, as described below (the "prevailing margin") was not between 8.5% and 11.5% in any fiscal quarter.  When the prevailing margin exceeded 11.5%, Airlines paid Continental an amount sufficient to reduce the margin to 11.5%.  If the prevailing margin was less than 8.5%, Continental would have paid Airlines an amount sufficient to raise the margin to 8.5%.  Certain items were excluded from the calculation of the prevailing margin, including:

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

            The table below describes how variations between Airlines’ actual costs and estimated costs, as determined in the block hour rates, were treated under the Continental CPA through 2004.

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

(1)

Under our fuel purchase agreement with Continental, fuel and fuel tax expense were reconciled to the lower of the actual costs or the agreed-upon caps.  Since 2003, our caps on fuel and fuel taxes have been 66.0 cents and 5.2 cents per gallon, respectively.  For 2002, the caps on fuel and fuel taxes were 61.1 cents and 5.2 cents per gallon, respectively, and for 2001, the caps were 80.9 cents and 5.6 cents per gallon, respectively.  If the fuel agreement with Continental were not in place, Airlines’ fuel cost, including related taxes, would have been $1.23 per gallon for the year ending December 31, 2004.

(2)	Depreciation was reconciled for assets and capital projects accounted for in the Continental CPA or those approved by Continental outside of the agreement.
(3)	Pilot soft time reconciliation ended March 31, 2003.
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

            In addition, to the extent that Airlines’ rate of controllable cancellations (such as those due to maintenance or crew availability) was lower than its historical benchmarks, Airlines was entitled to incentive payments; conversely, Airlines would have had to pay Continental if its controllable cancellations were above historical benchmarks.  Because these incentive benchmarks were based on historical five-year rolling averages of monthly controllable cancellations, lower controllable cancellations that resulted in higher incentive payments in the near term reduced Airlines’ opportunity to earn incentive payments in the future.  Also, because Airlines used monthly rolling averages, its opportunity to earn these payments in any particular fiscal quarter was affected by monthly variations in historical controllable cancellation rates.  Airlines was also entitled to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

            2005 Rate Negotiation and Amendment.  As part of the 2005 rate negotiation, we agreed to cap Airlines’ prevailing margin at 10.0%.  Airlines also began including previously unreconciled costs, as discussed previously, within the margin band, although it is not reimbursed if these costs are higher and cause its prevailing margin to fall below the 8.5% margin floor.  In addition, Airlines is still entitled to receive incentive payments from Continental if its rate of controllable cancellations is lower than its historical benchmark, but is not required to pay Continental a penalty for controllable cancellations unless the rate rises above 0.5%.  Airlines continues to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

            The table below describes how variations between Airlines’ actual costs and estimated costs, as determined in the block hour rates, have been treated under the Continental CPA since January 1, 2005.

Fully reconciled costs: reconciliation payment, including 10% margin, to the full extent actual costs differ from estimated costs.

 • Fuel and into-plane expenses(1)
 • Aircraft rent
 • Terminal facility rent
 • On-time bonuses and 401(k) company
    match under current plans
 • Taxes (other than income taxes)
 • Passenger liability insurance
 • Hull insurance
 • War risk insurance
 • Landing fees
 • Ground handling services

 • Administrative services provided by
    Continental
 • Third-party security and screening
   expenses
 • Substantially all regional jet engine
   expenses under current long-term
   third-party contracts
 • Depreciation and amortization(2)
 • Glycol, de-icing, snow removal
 • International navigational fees

Costs within the margin band: if actual expenses in this category are sufficiently different from estimates used in the block hour rates so that the prevailing margin is less than 8.5% or greater than 10.0%, then a reconciliation payment is made by either Continental or Airlines to the other so that this prevailing margin will be 8.5% or 10.0%, as applicable.  If the prevailing margin is less than 8.5% due to impact of certain costs, as described below, or if the prevailing margin is above 10.0% due to other items(3), no reconciliation payments would be made from either Continental or Airlines.

• Maintenance, materials and repairs not included above • Passenger services	• Other rental expenses • Other operating expenses

(1)

Under our fuel purchase agreement with Continental, fuel and fuel tax expense are reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively, based on Airlines’ fuel purchase agreement with Continental.  If the fuel purchase agreement with Continental were not in place, the fuel cost, including related taxes, would have been $1.80 and $2.04 per gallon for the years ended December 31, 2005 and 2006, respectively.

(2)	Depreciation is reconciled for assets and capital projects accounted for in the Continental CPA or those approved by Continental outside of the agreement.
(3)

The prevailing margin used to calculate the reconciliation payment does not take into account performance incentive payments, including payments from controllable cancellation performance, litigation costs above a historical benchmark and other costs that are not included in the block hour rates (or covered by adjustments to them) or that are not reasonable and customary in the industry.

            In 2006, the fully reconciled costs and costs within the margin band under the Continental CPA represented approximately 63% and 35% of total operating costs, respectively.  In 2005, the fully reconciled costs and costs within the margin band under the Continental CPA represented approximately 64% and 36% of total operating costs, respectively.

            Certain costs that were unreconciled under the Continental CPA prior to 2005 now require Airlines to make a reconciliation payment to Continental if the differences cause the prevailing margin to be greater than 10.0%.  However, if the differences cause the prevailing margin to be less than 8.5%, they remain unreconciled.  These costs are:

•	wages and salaries; and
•	benefits not included in the table above.

            2006 Rate Setting.  Pursuant to the terms of the Continental CPA, the 2006 scheduled block hour rates were finalized in April 2006 to be consistent with the 2005 rates.

            2007 Rate Setting.  We began 2007 rate discussions with Continental in September 2006. Although the Continental CPA contemplates a November 1 deadline for setting the rates, the parties agreed to extend the deadline.  However, in January, ExpressJet and Continental were unable to agree on new rates for 2007 and agreed to submit their disagreements to binding arbitration in accordance with the terms of the agreement.

            In the arbitration, each party has selected one arbitrator, and those two arbitrators will select the third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that will likely result in a hearing and the issuance of a final decision by late in the second or early in the third quarter of 2007.  ExpressJet will continue to be paid under the 2006 block hour rates during the arbitration process and expects the decision setting the revised rates to be retroactive to January 1, 2007.

            Scope of Agreement and Exclusive Arrangement.  At December 31, 2006, the Continental CPA covered 272 of Airlines’ existing fleet of 274 aircraft.  By June 30, 2007, 205 of Airlines’ aircraft will be covered by the agreement.  The agreement allowed us to be Continental’s exclusive regional jet service provider at Newark’s Liberty International, Houston’s Bush Intercontinental and Cleveland’s Hopkins International airports through December 31, 2006.

            The Continental CPA permits us to fly under our own code or on behalf of other airlines.  However, the agreement states that:

•	at Continental’s hubs, we may only fly for Continental;
•

at any other airport where Continental, its subsidiaries and other regional jets operating under Continental’s code as their primary code operate an average of more than 50 flights daily (although currently there are no such airports), we may only fly for Continental; and

•	we cannot operate any of our aircraft subject to the agreement or use our passenger-related airport facilities employed under the agreement for other carriers or for flights under our own code.

            Because our license from Continental to use the Continental Express name and other trademarks is non-exclusive, Continental is not prohibited from flying its own planes or permitting other airlines to operate under the Continental Express name.

            The Continental CPA also provides that Continental has the right to withdraw a limited number of our regional jets covered by the agreement under certain circumstances upon 12 months notice.  On December 28, 2005, Continental gave us a withdrawal notice with respect to 69 aircraft, the maximum number that it could withdraw at that time.  Under the terms of the agreement, Continental cannot withdraw additional aircraft until December 28, 2009 unless the agreement is terminated early, which Continental can do at any time upon twelve months’ notice.

            So long as scheduled flights under the Continental CPA represent at least 50% of all our scheduled flights, or at least 200 of our aircraft are covered by the agreement, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the agreement above all of our other flights and aircraft.

            Code-Sharing and Marketing.  The Continental CPA authorizes us to use Continental’s two-letter flight designator code (CO*) to identify Airlines’ flights operated as Continental Express in the central reservation system, to paint our aircraft with its branding and to market and advertise our status as being a part of the Continental route system.  The agreement also gives us a non-exclusive license to fly under the Continental Express name.  Passengers on Continental Express flights can earn rewards under Continental’s OnePass frequent flyer program.  We do not pay fees with respect to these services.

            Aircraft Financing.  Airlines currently leases or subleases all of its existing aircraft from Continental.  Under the Continental CPA, Continental is required to purchase or lease from Embraer or its designee aircraft to be flown under the agreement, participate in the financing and to lease or sublease these aircraft to us.  Aircraft withdrawn from the Continental CPA become “Uncovered Aircraft” as defined in the agreement, and the agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental under the relevant leases or subleases to automatically increase by 200 basis points.

            The 100 ERJ-145XR aircraft that we have options to purchase would also be Uncovered Aircraft since Continental has declined to include them under the Continental CPA.  These option aircraft may be exercised for other types of aircraft within the ERJ-145 line of aircraft, which include the ERJ-135, ERJ-145 and ERJ-145XR (“ERJ-145 Family”).  While we retain the right to exercise these options, we would have to finance our acquisition of these aircraft independently.

            Continental has the right to terminate, at any time, any Uncovered Aircraft sublease and take possession of the aircraft so long as it provides us a replacement aircraft and we can obtain financing reasonably satisfactory to us.  If we do not obtain such financing, Continental cannot require us to take the replacement aircraft.

            Continental does not have any obligation to finance, arrange to finance or participate in the financing of any aircraft acquired outside the Continental CPA.

            Airport Facilities, Slots and Route Authorities.  Most of the airport facilities that Airlines uses as Continental Express are leased from airport authorities by Continental.  Under Airlines’ master facility and ground handling agreement with Continental, Airlines is entitled to use these facilities to fulfill its obligations under the Continental CPA.  However, we are generally not entitled to use airport terminal facilities leased by Continental to service other carriers or operate flights under our own code without Continental’s approval.  Further, we must use those facilities that are non-terminal facilities on a priority basis to support the scheduled flights that Airlines flies on behalf of Continental so long as those flights constitute at least 50% of our total scheduled flights or at least 200 of our aircraft are covered by the Continental CPA.

            All terminal facility rents at Continental’s hub airports are borne by Continental, and Airlines pays for incremental rent at other Continental-managed locations.  Additional rent can be incurred at Continental-managed locations when Airlines operates all flights during a quarter.  At locations Airlines manages, rent is allocated between Continental and Airlines based on the number of each carrier’s respective passengers.

            Continental is generally responsible for all capital and start-up costs for airport terminal facilities at its hub airports and at any other facilities where it elects to provide ground handling services to Airlines.  If Continental elects to provide ground handling services at any facility where Airlines previously did so, Continental will reimburse Airlines for most of the capital and start-up costs Airlines incurred at that facility.  We are generally responsible for capital and start-up costs associated with airport terminal facilities where Airlines flies and any non-terminal facilities not regularly used by Continental.  If Airlines exits a market at the direction of Continental (and we do not re-enter that market within six months flying under our own code or that of an airline other than Continental), Continental will reimburse us for certain losses incurred in connection with the closure of the related facility. If the Continental CPA is terminated, we may be required to vacate the terminal facilities (or all facilities if the termination results from our material breach of the agreement) that are subleased to Airlines by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any of the facility leases in our name.

            In addition, there are provisions in the Continental CPA that require us to use commercially reasonable efforts to transfer, subject to applicable laws, to Continental or its designee any of our airport take-off or landing slots, route authorities or other regulatory authorizations used for Airlines’ scheduled flights under the agreement.

            Ground Handling.  Airlines provides ground handling and other support services, including baggage handling, station operations, ticketing, gate access and other passenger, aircraft and traffic servicing functions for Continental at several of our airport locations.  In exchange, Continental pays us an amount equal to Airlines’ incremental cost for providing these services.  Continental provides the same services for Airlines at its stations, including its hub airports.  The cost for these services is based on the number of scheduled aircraft and the rates stipulated in the Continental CPA.  Effective January 1, 2007, Airlines also provides ground handling and other support services at fixed rates, inclusive of a margin, at 15 Continental/Continental Express stations.

            Most Favored Nations.  So long as Continental is our largest customer, if we enter into a capacity purchase or economically similar agreement with another major airline (defined as any airline with annual revenues greater than $500 million, prior to adjustment for inflation since 2000) to provide regional airline service for more than 10 aircraft on terms and conditions that are, in the aggregate, less favorable to us than those in the Continental CPA, the agreement has a provision that may allow Continental to amend its agreement with us to conform to the terms and conditions of our new agreement.

            Change of Control.  So long as Continental is our largest customer, if we experience a change of control without its consent, there are provisions in the Continental CPA that may cause Airlines’ block hour rates to be reduced by an amount approximately equal to the operating margin built into those rates.  Under the agreement, a change of control of our company is defined as:

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

            Labor Disruption.  Upon the occurrence of a union-authorized labor strike, the Continental CPA provides that:

•	Airlines will be compensated only for the flights it completes, and will not be compensated for any controllable or uncontrollable cancellations regardless of its historical cancellation rates;
•

on each of the 2nd, 15th, 30th, 45th, 60th and 75th days of the strike, Continental will be entitled to terminate Airlines’ leases or subleases for, and take immediate possession of, up to 20 of Airlines’ aircraft covered by the agreement, up to a maximum of 120 aircraft if the strike extends to the 75th day;

•

we will be required to provide to Continental or its designee, for the duration of the strike and 180 days thereafter, at market rates, first-priority access to all of our flight simulators, hangars, training and other facilities and inventory to the extent necessary to enable Continental or their designee to operate any aircraft of which Continental takes possession as a result of the strike; and

•

if the strike continues for 90 days or more, Continental is entitled to terminate the agreement for cause, cancel Airlines’ leases or subleases and take immediate possession of all of the aircraft covered by the agreement.

            In addition, a labor disruption other than a union-authorized strike may cause us to be in material breach of the Continental CPA.  Under the agreement, whenever Airlines fails to complete at least 90% of its aggregate scheduled flights (based on available seat miles) in three consecutive calendar months or at least 75% of its aggregate scheduled flights (based on available seat miles) in any 45-day period (in each case, excluding flights cancelled due to union-authorized labor strikes, weather, air traffic control or non-carrier specific airworthiness directives or regulatory orders), we will be deemed to be in material breach of the agreement.  A labor disruption other than a union-authorized strike could cause Airlines to fail to meet these completion requirements and, as a result, cause us to be in material breach of the agreement.  See further discussions below regarding remedies for breach of the agreement by either Continental or us.

            Term and Termination of Agreement and Remedies for Breach.  The Continental CPA is scheduled to expire on December 31, 2010.  Continental has the option to extend the term of the agreement with 24 months’ notice for up to four additional five-year terms through December 31, 2030.

            Continental may terminate the agreement at any time with 12 months’ notice, or for cause without notice.  “Cause” is defined as:

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

            Continental may also terminate the agreement at any time upon our material breach that does not constitute cause, but continues uncured for 90 days after we receive notice of the breach.  If we materially breach the agreement (including for cause) and, for breaches other than cause, fail to cure the breach within 60 days after we receive notice of the breach, we will have to pay Continental an amount equal to the expected margin contained in the block hour rates for scheduled flights from the 60th day (or immediately, without receipt of any notice, if the breach is for cause) until the breach is cured.  In addition, Continental may terminate the agreement immediately without notice or giving us an opportunity to cure if it makes a reasonable and good faith determination, using recognized standards of safety, that there is a material safety concern with our operation of any flights under the Continental CPA.

            If Continental materially breaches the agreement and fails to cure the breach within 60 days after we notify it of the breach, we will be entitled to obtain our payments directly from Airline Clearing House, Inc. from the 60th day for the duration of the default.  In addition, Continental and we are each entitled to seek damages in arbitration and to reach equitable remedies.

            Disposition of Aircraft upon Early Termination.  If Continental terminates the Continental CPA for cause, it will also have the right at that time to terminate Airlines’ leases or subleases for aircraft covered by the agreement and take possession of these aircraft.  If Continental terminates the agreement for any reason other than for cause, we have the option to cancel all or any number of our leases or subleases with Continental for aircraft covered by the agreement at the time of termination.  However, if Airlines terminates any of these subleases, it will lose access to the subject aircraft, which would reduce the size of our fleet and affect our future ability to generate revenue.  If Airlines elects not to terminate these leases or subleases, the agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental under the relevant leases or subleases to automatically increase by 200 basis points.

            Amendment of Embraer and Rolls Royce Contracts.  We are prohibited, without Continental’s consent, from amending Airlines’ aircraft purchase agreements with Embraer for the current 274 aircraft to change the pricing, financing or leasing arrangements, number or delivery schedule of firm order or option aircraft subject to the agreements, or to make any other changes that may be expected to adversely affect Continental’s rights under the Continental CPA or our ability to perform our obligations under the agreement.  We have also agreed to consent to any amendment of Airlines’ Embraer aircraft purchase agreements that reduces the financing or other obligations of Continental, provided that the amendment does not increase Airlines’ obligations under these agreements.  We are also prohibited, without Continental’s consent, from amending our power-by-the-hour agreement with Rolls Royce Corporation (“Rolls Royce”) in any manner that adversely affects Continental’s or our engine maintenance costs for the aircraft subject to the Continental CPA.  With Continental’s consent, we agreed to a five-year extension of our agreement with Rolls Royce and expanded the scope of its coverage in 2003 and 2004, respectively.

            Indemnification.  In general, we have agreed to indemnify Continental and it has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the Continental CPA or caused by our respective actions or inactions under the agreement.

            Board Designee.  In October 2005, Continental relinquished its right under the Continental CPA to nominate a director to our board.

            Other Agreements with Continental.  In connection with the Continental CPA, we also entered into an administrative services agreement, under which Continental provides us with services such as information technology support, transaction processing, insurance and risk management and treasury administrative services, corporate real estate and environmental affairs.  During 2006, we began to transition some of these services away from Continental and to perform them independently. These transitioned services include some information technology support, accounts payable, payroll, and treasury administrative services.  Airlines also has a fuel purchasing agreement with Continental, under which Continental manages all of Airlines’ fuel purchasing requirements under the Continental CPA.  Continental charges us for these services and the cost is included in the block hour rate pricing arrangement in the agreement.  Beginning in 2007, our administrative services agreement with Continental is limited to technology and other back-office infrastructure as necessary to support our Continental Express flying.

            In addition, we have a tax agreement with Continental that provides, among other things, for our payment of all or a significant portion of the tax benefits we realize as a result of an internal reorganization performed before our initial public offering in 2002.  Since our initial public offering, we have made net payments of approximately $123.7 million to Continental under the tax agreement and could pay Continental as much as an additional $234.4 million through 2017.  See Item 8.  "Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7" for a detailed discussion of our income taxes and our tax agreement with Continental.

Branded Flying

            Route Structure and Scheduling.  Our branded flying will focus on providing nonstop service to cities that are underserved by other carriers.  Beginning in the second quarter of 2007, we plan to initialize service to 24 cities located in the West, Midwest and Southeast United States that are typically less congested than other major cities.  We plan to fly over 200 daily departures to eliminate connections and minimize delays and total trip time.  California’s LA/Ontario International Airport will be the busiest city for us, followed by San Diego, California; Austin, Texas; Sacramento, California; and San Antonio, Texas.

BRANDED ROUTE SYSTEM

GEG
BOI
SMF
OMA
MRY
FAT
COS
MCI
SDF
RDU
BFL
ONT
ABQ
TUL
OKC
SAN
BHM
TUS
ELP
JAX
AUS
MSY
SAT
CRP

            Product Amenities.  We offer a distinct product to meet the needs of both business and leisure travelers. Our customers will fly on young jets with advanced seat assignments and no middle seats.  We will also provide valet carry-on baggage service as a convenience in order to save time the customers would otherwise spend loading bags in the overhead bin or waiting at baggage claim.  Our leather seats have been redesigned for additional passenger comfort including memory foam cushions and over a 100 channels of complimentary XM Satellite radio.  We will serve complimentary, recognized brand-name snacks, and full meal options will be available for longer haul flights.

            Marketing.  We are using the following methods for airline ticket distribution:

•	Airline’s website, www.xjet.com. It is less expensive to sell through this direct channel and, as a result, we continue to promote and encourage the use of our online capabilities.
•

The four principal global distribution systems, Sabre, Worldspan, Galileo and Amadeus, so that our tickets can be sold through traditional travel agencies and online sites such as Orbitz, Travelocity and Expedia.

•	Telephone reservation call centers.

            We will provide an electronic ticketing, or E-Ticket, product eliminating the need to print and process a paper ticket.  E-Tickets provide real-time customer and revenue information and are a vital part of our distribution strategy.  We will have self-service kiosks at all airports throughout our system to expedite the check-in process for our customers.

            We offer a range of competitive fares that are distinguished by restrictions on use, such as time of day and day of the week, length of stay and minimum advance booking period.  Other ticketing or passenger service fees, such as ticketing change fees, unaccompanied minor and excess baggage, will be consistent with or less than those charged by most United States carriers.

            We are in the process of launching a new frequent flyer program called JetSet.  It will be a simple fly-and-redeem travel program for members with the possible future addition of other cash-value rewards and partner participation.  We also intend to launch a travel agency incentive program.

            Corporate Aviation.  Our new Corporate Aviation division is expected to operate a total of 15 aircraft by June 2007, providing distinctive travel solutions for corporations, aircraft brokers, hospitality companies, sports teams, schools and others.  The aircraft are being flown under Airlines’ operating certificate issued by the FAA. The aircraft are configured with 50 redesigned seats for enhanced passenger comfort, and each seat includes XM Satellite radio with over 100 channels of audio entertainment.  In addition to the basic service, customized flight service options will give customers an opportunity to create a unique flight experience.

Aircraft Fleet

            Our Fleet.  We operate a fleet of 274 aircraft which includes Embraer ERJ-135, ERJ-145 and ERJ-145XR aircraft.

            The Continental CPA provides for the continuation of our 274 Embraer regional jets’ sublease.  On December 28, 2005, Continental notified us of its intent to withdraw 69 aircraft, or 25% of the capacity currently under the agreement. As of December 31, 2006, two aircraft were withdrawn.  The additional aircraft are being withdrawn as follows:

Withdrawal Month	Aircraft Withdrawn	ERJ-145XR	ERJ-145LR

January 2007	10	5	5
February 2007	12	8	4
March 2007	12	8	4
April 2007	12	8	4
May 2007	15	10	5
June 2007 (1)	6	4	2

Total	67	43	24

            (1) On February 22, 2007 we agreed with Continental to defer the transition date for three ERJ-145XR aircraft from the first half of June to August 28, 2007.  Until then, these aircraft will remain as covered aircraft under the terms of the Continental CPA.

            During 2007, our aircraft are going to be deployed as follows:

Aircraft Allocation
Continental Express	205
Branded Flying	44
Corporate Aviation	15
Major Network Carrier	10

Total Aircraft	274

            Continental could withdraw 51 additional aircraft beginning December 28, 2009, with 12 months’ prior notice.  In addition, Continental can terminate the Continental CPA at anytime with 12 months’ notice, under which withdrawal would be limited to 15 aircraft per month. If we return the aircraft to Continental, it would incur costs associated with terminating the leases or subleases under the terms of the agreement.

            The operational capability of the ERJ-135 and ERJ-145 is 1,100 miles.  The ERJ-145XR, with a 1,600 mile range, continues to create opportunities for us to expand Continental’s network and our branded network more economically to cities that are the right size for our aircraft.  Each of our aircraft is equipped with advanced technology and certifications that aid our operation in challenging weather conditions, as well as allowing for more cost-effective operations at higher flight levels.

            The aircraft dedicated to the Continental CPA offer a seamless jet service experience to Continental’s passengers.  The planes feature overhead baggage compartments, under-seat baggage storage, leather seating, lavatories, in-flight meal and beverage service capabilities and jet-bridge loading in most locations.

            Aircraft dedicated to branded flying and corporate charters have redesigned seats for enhanced comfort and feature complimentary XM Satellite radio with over 100 channels of entertainment.

            We have options for 100 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  During 2005, Continental declined the right to exercise any of these options.  Continental is not required to participate in the financing for any option aircraft that we acquire.  We currently have no firm orders for additional aircraft.

            Maintenance of Aircraft.  We maintain our aircraft using primarily our own trained and FAA-certified personnel and facilities.  We emphasize routine maintenance in addition to inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our facilities in Burlington, Vermont; Cleveland, Ohio; Houston, Texas; Knoxville, Tennessee; Richmond, Virginia; Louisville, Kentucky; Shreveport, Louisiana and Newark, New Jersey.  In connection with our reduction in flying under the Continental CPA, we anticipate closing Burlington and Louisville during the second quarter of 2007.  With the commencement of branded flying, we expect to open an additional major maintenance base at LA/Ontario International Airport in California during the second quarter of 2007.  Other maintenance bases are being evaluated based on our operations outside of the Continental CPA.  Exact locations have not been identified.  We also perform line maintenance at our satellite maintenance stations.  We maintain an inventory of aircraft spare parts to ensure the reliability of our operations and utilize a computerized tracking system to increase maintenance efficiency and avoid excess inventory of spare parts.

            We have a power-by-the-hour agreement with Rolls Royce to maintain the engines on our aircraft through April 2015.  Under the agreement, we are charged a fixed rate based on flight hours incurred during a month.  The rates are subject to annual revisions based on specific labor and materials indices.  We also have power-by-the-hour agreements with other vendors to cover various components and systems on the aircraft, such as auxiliary power units, avionics, environmental controls, tires, wheels and brakes.  For 2006, approximately 70% of our maintenance, materials and repairs cost consisted of power-by-the-hour expenses.  We believe that these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected maintenance expense during the aircraft lease terms.

            In 2005, ExpressJet Services, our repair and overhaul subsidiary, received a repair station certificate from the FAA enabling it to provide services to third parties.  We expanded ExpressJet Services during 2006 to include our wholly owned subsidiaries American Composites, LLC and InTech Aerospace Services, and Saltillo Jet Center, a majority owned subsidiary.  ExpressJet Services is the North American partner to three major European original equipment manufacturers and provides composite, sheet metal, paint, interior, including seat refurbishment, and thrust reverser repairs throughout five facilities in the United States.  We believe ExpressJet Services allows us to pursue a strategy that leverages our expertise in aircraft reliability.

Competitors

            Currently our competitors include Mesa Airlines, Mesaba Airlines, Pinnacle Airlines, Republic Airways and SkyWest Airlines, including Atlantic Southeast Airlines.  We also compete with other airlines, such as American Eagle, Comair and Horizon Airlines, which are wholly owned subsidiaries of major airline holding companies.  The challenges for airlines operating regional jets at either the fixed fee or revenue-sharing arrangements are not only the dependence on the financial health of their partners, but also the ability to maintain reliable and seamless operations with an effective cost structure in order to better compete as their partners will continue to bid out such flying in order to save money for their overall network.

            Due to the variations among the contracts under which regional airlines operate, cost comparisons between regional airlines are extremely difficult.  We believe that Airlines is one of the most cost-efficient providers of regional jet service due to the efficiencies it realizes by operating a single fleet type, the economies of scale it achieves as one the world’s largest regional airlines and its launch customer status for the Embraer ERJ-145 family.

            We also believe that Airlines provides one of the highest levels of customer service in the regional industry as evidenced by its top-tier performance in the Department of Transportation (“DOT”) monthly surveys on customer complaints, mishandled bags and on-time operations.  In terms of reliability, Airlines accomplished a controllable completion factor, which excludes weather and air traffic control cancellations, of 99.8% for the year ended December 31, 2006 versus our benchmark used for incentive payment calculations under the Continental CPA of 99.7%.  Our strong operational performance resulted in receipt of $2.1 million in incentive payments from Continental in 2006.

            As we launch into branded flying and corporate aviation, our competitors will expand beyond these carriers and include traditional major and low-cost carriers.  However, we believe that our focus on customer service, costs and operational reliability will continue to allow us to properly differentiate ourselves from our competitors.

Industry

            The United States airline industry has been very competitive since it was deregulated in 1978, and various business models have been developed to offer commercial air service.  The industry has traditionally been led by airlines, such as American Airlines, United Air Lines, Delta Air Lines and Continental, which schedule flight service to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world via a hub-and-spoke model.  Other airlines, such as Southwest Airlines and JetBlue Airways, offer scheduled flights to many of the same domestic markets, but at lower prices and with fewer amenities to travelers; they have competed effectively in the U.S. market due to their lower cost structures.  Another group, including ExpressJet, Mesa Airlines, Republic Airways and SkyWest Airlines, has evolved to provide feeder service to the hub-and-spoke network or point-to-point service for smaller and medium-sized airports through fixed-fee or revenue-sharing agreements.  The development of the regional jets operated by this group has been enhanced during recent years, allowing them to connect markets in the United States, Mexico and Canada more economically than with larger aircraft.

            Airlines’ strategies typically include:

•	lowering operating costs;
•	broadening their networks to spread fixed costs over more flights;
•	focusing on business travelers, who historically have paid higher fares;
•	maintaining capacity and market share against other carriers; and
•	bringing additional connecting traffic into their networks through new alliances.

Airlines have faced unprecedented challenges over the last few years, including the war in Iraq, under-funded defined benefit pension plans, airlines emerging from bankruptcy protection with lower cost structures and higher cash balances, and highly volatile fuel prices.  Two additional items added pressure to the airlines: the Internet as a distribution system and lower-cost carriers.  The Internet allows passengers to instantaneously compare all of the network and expansion of low cost airlines’ pricing, largely eliminating lucrative travel agent and corporate contracts, which resulted in higher revenue premiums to larger airlines.

Industry Regulation

            We operate under a certificate of public convenience and necessity issued by the DOT.  This certificate may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require.  The DOT has jurisdiction to prohibit certain unfair or anti-competitive practices, determine carrier fitness to serve and mandate certain conditions of carriage.  The DOT can bring proceedings for the enforcement of its regulations under applicable federal statutes, which proceedings may result in civil penalties, revocation of certificate authority or criminal sanctions.

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

            Associated with the FAA’s safety responsibility is its program to ensure compliance with rules regulating the transportation of hazardous materials.  We have policies against accepting most hazardous materials or other dangerous goods for commercial transportation.  Our employees are trained in the recognition of hazardous materials and dangerous goods through an FAA-approved training course.  We may ship aircraft and other parts and equipment, some of which may be classified as hazardous materials, on our aircraft or using the services of third-party carriers.  Our employees who prepare our company aircraft parts for shipment are trained and certified as dangerous goods shippers.  In acting in the capacity of a shipper or carrier of hazardous materials, we must comply with applicable regulations.  The FAA enforces its hazardous material regulations by the imposition of civil penalties, which can be substantial.

            Based on conditions in the industry, or as a result of Congressional directives or statutes, the DOT and the FAA from time to time propose and adopt new regulations or amend existing regulations that may impose additional regulatory burdens and costs on us.  Imposition of new laws and regulations on air carriers could increase our cost of operation or limit our operating discretion.

            The Aviation and Transportation Security Act of 2001 (“the ATSA”) federalized substantially all aspects of civil aviation security and created the Transportation Security Administration (“TSA”) under the Department of Homeland Security.  The implementation of the requirements of the ATSA and other security laws and regulations has resulted in increased costs for airlines and passengers, as well as delays and disruptions in air travel.  The TSA has issued regulations implementing the ATSA, including a requirement that we adopt an air carrier security program.  Failure to comply with TSA rules or with our security program may result in the imposition of substantial civil penalties. All security screeners at airports are either federal employees or contractors hired directly by the TSA, and other significant elements of airline and airport security are overseen by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners.  The law mandated improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger and cargo data to the U.S. Bureau of Customs and Border Protection and enhanced airline employee background checks.

            The law also requires that checked baggage be screened by explosives detection systems, which has required significant equipment acquisition by the government and the implementation of facility and baggage process changes.  Further implementation of the requirements of the ATSA and other security laws and regulations have resulted in increased costs for airlines and passengers, delays and disruptions to air travel and reduced demand.  The TSA has issued regulations implementing the ATSA, including requirement for air carrier security programs and substantial civil penalties for violations. Under The Arming Pilots Against Terrorism Act, the TSA has established a program to arm volunteer pilots of air carriers to protect aircraft.  The TSA is currently testing a new “Secure Flight” passenger screening program with the assistance of U.S. airlines.

            In the maintenance of our aircraft and ground equipment, we handle and use many materials that are classified as hazardous.  The Environmental Protection Agency and similar local agencies have jurisdiction over the handling and processing of these materials.  We are also subject to the oversight of the Occupational Safety and Health Administration concerning employee safety and health matters.  We are subject to the Federal Communications Commission’s jurisdiction regarding the use of radio frequencies. Federal law establishes maximum aircraft noise and emissions limits.  All of our aircraft comply with currently applicable federal noise and emissions regulations.  Federal law generally preempts airports from imposing unreasonable local noise rules that restrict air carrier operations.  However, under certain circumstances, airport operators may implement reasonable and nondiscriminatory local noise abatement procedures, which could impact our ability to serve certain airports, particularly in off-peak hours.

Employees

            As of December 31, 2006, we had approximately 7,300 employees, comprised of approximately 2,600 pilots and instructor pilots, 1,300 flight attendants, 1,200 customer service personnel, 1,000 mechanics and 300 other maintenance personnel, 80 dispatchers and 800 supervisors, management and support personnel.

            Labor costs are a significant component of airline expenses and can substantially impact our results.  While there can be no assurance that our generally good labor relations and high labor productivity will continue, a crucial component of our business strategy is the preservation of good relations with our employees, approximately 70% of whom are represented by unions.

            The following table, as of December 31, 2006, reflects our principal collective bargaining agreements and their respective dates when they become amendable:

Employee Group	Approximate Number of Employees	Representing Union	Contract Amendable Date

Pilots and Instructors	2,600	Air Line Pilots Association, International	December 2010
Mechanics	1,000	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,300	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	80	Transport Workers Union of America	July 2009

            Our other employees are not covered by collective bargaining agreements.

Item 1A.  Risk Factors

Factors that May Affect our Future Operating Results and Financial Condition

            Our results of operations and financial condition may vary materially from those we anticipate, estimate or project due to risks arising in four key areas:

•	our reliance on Continental Airlines for the majority of our revenue;
•	our ability to profitably redeploy the 69 aircraft being removed from the Continental CPA;
•	rising costs and the highly competitive nature of the airline industry; and
•	regulation and other factors

We remain dependent on Continental for the majority of our revenue

            In December 2006, we redeployed two of the aircraft being withdrawn from the Continental CPA; the other 67 will be removed from Continental service during the first six months of 2007.  The 69 aircraft represent 25% of our current fleet.  We will continue to operate the remaining 205 under the Continental CPA and so rely heavily on the financial and operational stability of Continental.

            Although Continental has recently returned to profitability, the domestic airline environment in the United States continues to be extremely challenging for all carriers. For the year ended December 31, 2006, Continental reported net income of $343 million and has indicated that its own business and financial results are subject to a number of risk factors, many of which are uncontrollable, including low-cost competitors, the low-fare environment, higher fuel prices, pension liability, terrorist attacks and adverse regulatory rulings.

            We cannot predict the future impact of these factors on Continental.  Furthermore, high fuel prices, the long-term impact of the changes in fare structures (most importantly in relation to business fares), booking patterns, low-cost competitor growth, customers’ direct booking on the internet, competitor bankruptcies that reduce their cost structures, and other changes in the industry cannot be predicted at this time, but could have a material adverse effect on both Continental’s and our financial condition, liquidity and results of operations.

            Airlines and Continental were unable to agree on rates for 2007 under the Continental CPA and have submitted our disagreements to binding arbitration in accordance with the agreement’s terms.  The agreement sets forth procedures and a schedule that will likely result in a hearing and issuance of a final decision by the arbitration panel in the late second or early third quarter of 2007.  We can provide no assurance that the arbitration panel will resolve the disputes entirely, or at all, in our favor.

            Airlines will continue to be paid under the 2006 block hour rates during the arbitration process, and expects the decision setting the revised rates to be retroactive to January 1, 2007.  If the arbitration panel were to issue a decision that is wholly or partially adverse to Airlines, then Airlines could have a significant liability to Continental for overpayments that Continental would have made since January 1, and Airlines could receive significantly smaller payments from Continental for the remainder of 2007.  The final arbitration decision could also significantly affect future payments for the remaining term of the Continental CPA.  In addition, the arbitration may be disruptive to our ongoing relationship with Continental and divert management’s attention and resources from our operations and other business activities.  One or more of these results could have a material adverse effect on our results of operations, liquidity and financial position.

Our Continental CPA could be terminated

            Although Continental cannot reduce the aircraft we fly under the Continental CPA again prior to December 28, 2009, Continental can terminate the agreement at any time with 12 months’ notice.  If the agreement were terminated, our revenue from Continental would be effectively eliminated after the pertinent wind-down period and we would incur significant losses unless we were able to profitably redeploy the other 205 aircraft.  We cannot be certain that we would be able to do so or, if we did, that the alternative business would be as profitable as the Continental CPA.

            Although the Continental CPA is scheduled to terminate on December 31, 2010, in addition to its right to terminate the agreement at any time upon 12 months’ notice, Continental can also terminate the agreement:

•	for cause, as described in “—Continental CPA and Other Agreements,” at any time without giving us notice or an opportunity to cure;
•

at any time upon our material breach that does not constitute cause, including our failure to complete a specified percentage of our scheduled flights, if the breach continues for 90 days after we receive notice of the breach; and

•

at any time, without giving us notice or an opportunity to cure, if Continental reasonably and in good faith determines, using recognized standards of safety, that there is a material safety concern with our operation of any flights under the agreement.

We could lose access to our aircraft, facilities and regulatory authorizations, as well as any airport related services that Continental currently provides to us

            We currently lease or sublease all of our aircraft from Continental. If Continental terminated the Continental CPA for cause, it would have the right to terminate our leases and subleases for aircraft covered by the agreement at the time of termination.  Additionally, if Continental’s financial condition deteriorated and it filed for bankruptcy protection, it would have the ability to reject the leases or subleases on our aircraft.  There can be no assurance that Continental will have sufficient liquidity to fund its future operations and other financial obligations, especially in the event additional adverse factors beyond its control occur, such as terrorist attacks, adverse regulatory rulings or higher fuel prices.

            Additionally, if the Continental CPA were terminated for any reason, we could lose access to some or substantially all of our airport facilities and other services that Continental currently provides to us, as well as our take-off and landing slots and route authorities.  Continental leases most of the airport facilities that we use.  We could be required to vacate the terminal facilities (or all facilities if the termination results from our material breach of the Continental CPA) that are subleased to us by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any lease in our name where we fly for Continental.  Consequently, to offer airline services in the same markets, we would have to arrange to use the same or other airport facilities, take-off or landing slots, route authorities and other regulatory authorizations used for scheduled flights at potentially higher rates.  We cannot provide any assurance that we would be able to gain appropriate access to airport facilities, slots or other authorizations, or would not incur a significant increase in our costs to do so.

Our new operations may be less profitable than our historical results

            As discussed above, we are currently redeploying aircraft from the Continental CPA to branded flying, charter flying and capacity purchase flying for a major network carrier.  Our operating results under these new operations is likely to be lower than under the Continental CPA, and it is possible that industry conditions, competition, miscalculation or failure to execute our plans will result in losses.  Currently, our redeployment and these risks relate only to 25% of our fleet; however, if the Continental CPA were terminated, our fleet could be significantly reduced or these risks could extend across our entire fleet. The risks affecting our diversification include:

•	our ability to create the infrastructure necessary to support new operations;
•	our ability to obtain and finance any expansion at acceptable rates of return;
•	our ability to create brand recognition
•	the condition of the U.S. economy; and
•	unanticipated competitive responses from other air carriers.

            As we expand and develop our diversification, we will need to successfully develop markets that are new for us and increase the markets we serve.  For the first time, we are operating our own distribution, reservations and ticketing functions.  We have not previously had responsibility for route planning, scheduling, pricing, marketing, advertising, sales, revenue management or revenue accounting functions.  Additionally, we may be unable to acquire space at or the right to serve some airports that would be desirable or to do so at an appropriate cost.  The costs of entering new markets or our inability to effectively manage our growth could negatively impact our results of operations and financial condition.

Competitive responses to our branded entry into new markets could make our service there unprofitable

            The airline industry is highly competitive.  Barriers to entry are low, and a number of airlines have failed over the years.  Subject to the availability of space, and in some cases the right to serve certain airports, we will have the right to serve most U.S. airports.  However, most airports already have some combination of legacy, regional and low-cost carriers and we cannot predict with certainty the competitive response we might face in a given market from airlines that are already there or from other airlines that may choose to serve a market once we begin service.  Carriers with comparatively larger fleets and more capital will have greater flexibility to increase frequencies into a market or to reduce fares.  They may also enjoy established brand recognition or have marketing alliances that we do not, which enable them to compete more effectively.

We may not be successful in retaining qualified personnel to maintain the current level of customer service and reliability and to execute our diversification plans

            Wage rates, in general, are increasing.  Therefore, our employees may elect to seek other employment opportunities, thereby increasing our recruiting and training costs.  We cannot guarantee that we will be able to find qualified personnel to fill our vacancies.  As our workforce matures, we may not be able to cover the resulting higher wage rates if competition or other conditions do not permit us to achieve sufficient revenues.  Approximately 70% of our employees are covered by collective bargaining agreements.  A deterioration in our labor relationships could significantly impact our operations and results.

We may be responsible for additional taxes as a result of our tax agreement with Continental

            We have a tax agreement with Continental that provides, among other things, for our payment to Continental of all or a significant portion of the tax benefits we realize as a result of an internal reorganization done prior to our initial public offering in 2002.  Since that time, we have made net payments of approximately $123.7 million to Continental under the agreement and could pay Continental as much as an additional $234.4 million through 2017.  See Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7” for a detailed discussion of our income taxes and the tax agreement.  If it were determined, as a result of an income tax audit or examination, that a significant amount of these tax benefits should not have been available, thus requiring us to pay additional taxes, interest and penalties to one or more tax authorities, and if at that time Continental were unable to indemnify us for these amounts as contemplated in the tax agreement, then we could be responsible for such tax payments, interest and penalties.

We may be unable to obtain all of the parts or related support services we expect from Embraer to operate our aircraft

            We operate a single fleet type produced by a single manufacturer; consequently, our operations could be materially adversely affected by:

•	Embraer’s inability to provide sufficient parts or related support services on a timely basis especially in light of its announcement to cease the production of our current fleet type;
•	the issuance of FAA directives restricting or prohibiting the use of Embraer regional jets or parts;
•	unscheduled or unanticipated maintenance requirements; or
•	force majeure events that prevent Embraer from performing under the lease agreement.

Conversely, if we choose to operate another aircraft type in the future, we will not have the maintenance expertise we have acquired with our current fleet, training costs would increase, and parts and inventory costs would rise.

Maintenance costs will likely increase as the average age of our fleet increases

            Similar to other air carriers in our industry, as the average age of our fleet increases, our aircraft maintenance costs will likely increase.  We emphasize routine maintenance, in addition to the inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our maintenance facilities and satellite stations located throughout the Midwest and Eastern parts of the United States.

            Additionally, we have a “power-by-the-hour” agreement with Rolls Royce to maintain the engines on our aircraft through April 2015.  Under the agreement, we are charged a fixed rate based on flight hours incurred during a month.  The rates are subject to annual revisions based on specified labor and material indices.  We also have power-by-the-hour agreements with other vendors to cover various components and systems on our aircraft, and will continue to evaluate and implement similar agreements when the terms are favorable.

            However, our average maintenance costs could increase and adversely impact our results of operations in the event that we have to address any new FAA or Embraer maintenance directives.  We are not aware of any such directives at this time that will adversely affect our maintenance costs.

Reductions in insurance coverage or increases in rates could adversely impact our operations and financial results

            The terrorist attacks of 2001 led to a significant increase in insurance premiums, as well as a decrease in the coverage available to commercial air carriers. We carry insurance for public liability, passenger liability, property damage and damage to our aircraft.  The Homeland Security Act of 2002 currently requires the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial air carriers through August 31, 2007.  If any of our insurance programs terminated, the Company would likely face a material increase in the cost of war-risk insurance.

Our cost structure may not be competitive with some of our competitors

            Because we do not control our own flight schedule under the Continental CPA, only 44% of our costs related to Airlines are controlled by us.  All other costs are driven by the flight schedule determined by Continental, Continental’s own cost structure or factors that are outside our control, or in some instances even Continental’s control (such as aircraft rent, fuel, insurance, property taxes, etc.).  As a significant portion of our costs are allocated and/or inherited from Continental, we may not be able to restructure our costs effectively to compete with low-cost or other carriers.

Our business is subject to extensive government regulation and we may incur additional costs to comply with such regulations

            Our business is subject to extensive government regulation.  As evidenced by the enactment of the ATSA, airlines are subject to extensive regulatory and legal compliance requirements that can or may result in significant costs.  The FAA and other governmental agencies such as the EPA from time to time issue directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures.  Some requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, potable water standards, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures conducted on older aircraft.

            We expect to continue incurring expenses to comply with these regulations.  In addition, if any of these regulations caused us to cancel flights, the resulting reduction in our revenue from performance penalties would not be taken into account in any reconciliation payment made under the Continental CPA to maintain our operating margin within a specified range.

            Additional laws, regulations, taxes and airport rates and charges are proposed from time to time that could significantly increase the cost of airline operations or reduce revenue.  Such laws, taxes and regulations have affected all facets of our operations from security at airports, restrictions on landing, take-off, routes, restrictions on international routes, which can change suddenly depending on the current arrangements between the United States and the foreign governments, and increases in landing fees and other airport facility charges.  We cannot be certain that current laws or regulations, or laws or regulations enacted in the future, will not adversely affect us.

We may be adversely affected by factors beyond our control, including weather conditions and the availability and cost of fuel

            Generally, revenue for airlines depends on the number of passengers carried, the fare paid by each passenger and service factors, such as timeliness of departure and arrival.  During periods of fog, icy conditions, storms, hurricanes or other adverse weather conditions, flights may be cancelled or significantly delayed.  Under the Continental CPA, we are substantially protected against cancellations due to weather or air traffic control.  However, when we operate our aircraft for other airlines, we may not, and when operating under our own brand, we will not, be protected against weather or air traffic control cancellations, which could adversely affect our operating results and our financial condition.

            In addition, in operating our aircraft for other airlines and in branded flying, we could be exposed to the volatility of fuel prices.  Both the cost and availability of fuel are subject to various economic and political factors and events occurring throughout the world.  Significant changes or extended periods of high fuel cost or fuel supply disruptions would materially affect our operating results.  Our ability to pass on increased fuel costs through fare increases will be limited by several factors, including economic and competitive conditions.  Additionally, under the Continental CPA, if the unavailability of fuel caused us to cancel flights, our incentive revenue would be reduced.  The cost and availability of adequate supplies of fuel could have a material adverse effect on our operating results and our financial condition in the future.

Our reliance on technology could be harmful in the event of system failure

            Like other air carriers, we rely heavily on automated systems and technology to operate our business, including computerized airline reservations, flight operations and telecommunications. Any disruptions in these systems due to internal failures of technology or external interruptions, such as power outages, could result in the loss of critical data and have an adverse effect on our results of operations.

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

Our reliance on third party service providers could adversely affect our operations if they failed to perform their functions

            Our reliance upon others to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including fuel supply and delivery, aircraft maintenance, services and ground facilities, and expect to enter into additional similar agreements in the future. These agreements are subject to termination after notice.  Any material problems with the efficiency and timeliness of our automated or contract services could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

            We do not have any unresolved comments from the SEC’s staff as of the date of this filing.

Item 2.  Properties

Flight Equipment

            As shown in the following table, our operating fleet consisted of 274 regional jets at December 31, 2006.

Type	Total Leased Aircraft	Options	Seats in Standard Configuration

ERJ-145XR	104	100	50
ERJ-145	140	—	50
ERJ-135	30	—	37

Total	274	100

            During 2006, we put 8 new ERJ-145XR aircraft into service.  Our options for the 100 ERJ-145XR aircraft may be exercised for some other types of aircraft within the ERJ-145 Family.  During 2005, Continental declined the right to exercise any of these options.  Continental is not required to participate in the financing for any option aircraft that we acquire.

Facilities

            Airports.  We lease all of our airport facilities either directly with the airport authorities or in some cases, through arrangements with Continental Airlines, on a net-rental basis.  Our largest operational centers are at Houston’s George Bush Intercontinental Airport, which is approximately 155,000 square feet, with 31 gates in Terminal B, Cleveland’s Hopkins International Airport, of which we have approximately 106,000 square feet and 12 gates in Terminal D as well as numerous jetways and gates at Continental’s Terminal C, and Newark Liberty International Airport, where we operate out of Continental’s Terminal C2 with up to 24 passenger loading bridges.  In addition, we have leased approximately 14,000 square feet of terminal space and 3 gates at LA/Ontario International Airport.

            Corporate Offices and Other.  Our Houston headquarters building is comprised of executive, administrative and SOCC departments, occupying approximately 42,000 square feet.  ExpressJet also occupies a second building that consists of 18,000 square feet for executive and administrative staff, as well as 50,000 square feet of production and warehouse space for our InTech Aerospace subsidiary, for use in its aircraft refurbishment business.  The two facilities are leased directly by us.  Additionally, we lease a 57,000 square foot Training Center containing numerous simulators, training devices and corresponding training and administrative staff.

            Maintenance Facilities.  In addition to our airport passenger facilities, ExpressJet currently maintains eight major maintenance facilities (hangars/shops) in Houston, Cleveland, Newark, Knoxville, Shreveport, Burlington, Louisville and Richmond as well as seven satellite line maintenance facilities in other cities.  In connection with the reduction of flying under the Continental CPA, we anticipate closing Burlington and Louisville in the second quarter of 2007.  Continental Airlines is the primary sublessor for these facilities with the exception of the Houston maintenance hangar, the Knoxville hangar and shop facilities, the Shreveport hangar and facility and the Corpus Christi and Lake Charles satellite maintenance station, which we lease directly.  However, with the commencement of branded flying, we anticipate leasing an additional maintenance base of approximately 36,000 square feet at LA/Ontario International Airport in the second quarter of 2007.  ExpressJet has two other maintenance facilities, a Miami maintenance shop and the Saltillo aircraft painting facility, which we own.  The facility in Miami consists of approximately 74,000 square feet which we lease to our American Composites subsidiary for use in its aircraft repair and maintenance business.  The operation in Saltillo, Mexico is an aircraft painting facility that consists of approximately 96,000 square feet of hangar space and 3,000 square feet of administrative space.  We lease this facility to our partner Saltillo Jet Center, S. de R.L. de C.V. for use in its aircraft painting business.

            We are responsible for maintenance, taxes, insurance and other facility-related expenses and services at these facilities.  In addition, at each of Continental's three domestic hubs and many other locations, our passenger and baggage handling space is provided by Continental on varying terms dependent on the prevailing practice at each airport.  If the Continental CPA were terminated, we might be required to vacate the terminal facilities (or all facilities if the termination resulted from our material breach of the agreement) that are subleased to us by Continental, and to use commercially reasonable efforts to transfer to Continental or its designee any lease in our name.  See Item 1. "Business - Capacity Purchase and Other Agreements with Continental Airlines - Airport Facilities, Slots and Route Authorities."  For a period of five years following the termination of the agreement, if we wanted to transfer our interests in any of our facilities used to fulfill our obligations under the agreement, Continental would need to consent to the transfer (where Continental is the sublessor) and has a right of first refusal to acquire our interests in those facilities that we lease from parties other than Continental.

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

Continental CPA Arbitration

            In September 2006, Airlines began discussions with Continental to adjust the scheduled block hour rates for 2007 under the Continental CPA.  Although the agreement contemplates a November 1 deadline for setting the rates each year, the parties extended that deadline in an attempt to reach agreement.  In January 2007, the parties submitted their disagreements to binding arbitration in accordance with the terms of the agreement, which provides that it will be conducted pursuant to the Federal Arbitration Act.  Each party has selectedone arbitrator, and those two will select a third arbitrator to complete the panel.  The agreement sets forth procedures and a schedule that will likely result in a hearing and issuance of a final decision by late in the second or early in the third quarter of 2007.  Airlines will continue to be paid under the 2006 block hour rates during the arbitration process, and expects the decision setting the revised rates to be retroactive to January 1, 2007.  We do not intend to issue any reports on the progress of the arbitration until the panel issues its final decision.  We cannot predict the outcome of the arbitration.  If decided adversely to us, the arbitration could have a material adverse effect on our results of operations, liquidity and financial position.  See Item 1A. “Risk Factors.”

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

	Common Stock

	High	Low

2006
First Quarter	$8.52	$6.70
Second Quarter	$7.55	$5.01
Third Quarter	$7.40	$5.96
Fourth Quarter	$8.97	$6.36

2005
First Quarter	$13.01	$10.58
Second Quarter	$11.69	$8.45
Third Quarter	$10.46	$8.40
Fourth Quarter	$10.97	$7.61

            As of February 21, 2007, there were approximately 20 holders of record of our common stock.

            We have not paid any cash dividends on our common stock and have no current plans to do so.

Performance Graph

            The following graph compares the cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) of the American Stock Exchange Airline Industry Index, the Russell 2000 Index and the New York Stock Exchange Composite Index as if $100 were invested in our common stock and each of those indices on April 18, 2002.

200
180
160
140
120
100
80
60
40
20
4/18/2002
12/31/2002
12/31/2003
12/31/2004
12/31/2005
12/31/2006
ExpressJet Holdings, Inc.
American Stock Exchange Airline Industry Index
Russell 2000 Index
New York Stock Exchange Composit Index

	4/18/02	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

ExpressJet Holdings, Inc.	$100.00	$64.06	$93.75	$80.50	$50.56	$50.63
American Stock Exchange Airline Industry Index	100.00	38.77	61.33	60.04	54.40	58.26
Russell 2000 Index	100.00	73.87	107.39	125.65	129.82	151.89
New York Stock Exchange Composite Index	100.00	79.75	102.72	115.64	123.67	145.77

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

Issuer Purchases of Equity Securities

Period	a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum value of shares that may yet be purchased under the program (in millions)(1)

October 1 to October 31, 2006	—		$—	—	$24.4
November 1 to November 30, 2006	166		$7.70	—	24.4
December 1 to December 31, 2006	86		$8.75	—	24.4

Total	252	$		—	$24.4

(1)	Amount shown relates to securities repurchased program. Shares shown were withheld to satisfy tax obligations arising upon the vesting of restricted stock and do not count against the program.

Item 6.  Selected Financial Data

            This selected financial data should be read together with the consolidated financial statements and related notes and Item 7.  “Management’s Discussions and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

            Airlines has operated under the Continental CPA, pursuant to which Continental pays it an amount calculated by using a formula for each scheduled block hour that Airlines operates under the agreement.  Under the formula, the rates vary depending on the average length of the scheduled flights, the aggregate number of completed flights and the types of aircraft utilized and are otherwise subject to specified adjustments.  Substantially all of our revenue has been received under the agreement.

            The following selected financial data, excluding operating statistics, have been derived from our audited financial statements.  The financial information included in this report is not necessarily indicative of our future results of operations, financial position and cash flows as we diversify from our current business model under the Continental CPA.  For a discussion of some of the key factors that could have an adverse effect on our results of operations, financial position and cash flows, please refer to Item 1A. “Risk Factors" beginning on page 20 of this report.

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(In thousands, except per share data)
Statement of Operations Data:
Operating revenue	$1,679,637	$1,562,818	$1,507,524	$1,311,443	$1,089,099
Operating expenses (1)	1,538,566	1,406,275	1,302,097	1,129,466	941,319
Operating income	141,071	156,543	205,427	181,977	147,780
Non-operating expense, net	5,385	(2,309)	(7,423)	(6,774)	(9,174)
Net income	92,565	97,993	122,771	108,181	84,280
Basic earnings per share (2)	1.72	1.81	2.26	1.80	1.38
Diluted earnings per share (2)	1.56	1.65	2.04	1.74	1.38
Weighted average number of shares used in computations:
Basic	53,864	54,117	54,220	60,026	61,068
Diluted	61,529	61,722	61,779	63,062	61,069

(1)	Includes government grant of $0.5 million in 2002.
(2)

See Item 8.  “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies – (n) Earnings per Share” for the reconciliation of the numerator and denominator of basic earnings per share to the numerator and denominator of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.  In addition, we adopted the Emerging Issues Task Force Issue No. 04-08 – “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) on December 15, 2004.  As a result, we restated our diluted earnings per share for all periods in which the convertible notes were outstanding (since August 2003).

	As of December 31,

	2006	2005	2004	2003	2002

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$302,860	$236,503	$215,151	$193,092	$120,930
Amounts due from Continental, net	—	4,832	—	—	17,419
Total assets	637,029	560,270	543,244	510,171	434,148
Amounts due to Continental, net	3,522	—	11,239	5,588	—
Note payable to Continental (1)	—	17,545	98,804	193,172	325,512
Other long-term debt and capital lease obligations, including current maturities (2)	152,721	154,305	161,012	163,623	11,568
Stockholders' equity (deficit)	304,314	208,510	114,044	(10,287)	15,302

(1)	See a detailed description of our note payable to Continental in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 6.”
(2)

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

	Year Ended December 31,

	2006	2005	2004	2003	2002

Operating Statistics:
Revenue passenger miles (millions) (1)	10,297	8,938	7,417	5,769	3,952
Available seat miles (millions) (2)	13,200	11,973	10,410	8,425	6,219
Passenger load factor (3)	78.0%	74.7%	71.3%	68.5%	63.5%
Operating cost per available seat mile (cents) (4)	11.66	11.75	12.51	13.41	15.14
Block hours (5)	916,718	827,369	729,698	593,387	494,830
Operating cost per block hour (dollars) (6)	1,678	1,700	1,784	1,903	1,902
Departures	491,598	449,928	405,055	353,547	314,934
Average price per gallon of fuel, including fuel taxes (cents) (7)	71.20	71.20	71.20	71.04	65.84
Fuel gallons consumed (millions)	319.1	295.5	262.8	215.8	164.9
Average length of aircraft flight (miles)	549	545	528	491	414
Average daily utilization of each aircraft (hours) (8)	9.24	8.87	8.51	7.79	7.63
Controllable completion factor (9)	99.8%	99.7%	99.9%	99.8%	99.9%
Completion factor	97.9%	97.7%	98.4%	98.2%	99.0%
Revenue passengers (thousands)	18,173	16,076	13,659	11,373	9,214
Actual aircraft in fleet at end of period	274	266	245	224	188

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)	Operating cost per available seat mile is operating costs divided by available seat miles.
(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Operating cost per block hour is operating costs divided by block hours.
(7)

Under our fuel purchase agreement with Continental, fuel and fuel tax expense were reconciled to the lower of the actual costs or the agreed-upon caps.  Since 2003, our caps on fuel and fuel taxes have been 66.0 cents and 5.2 cents per gallon, respectively.  For 2002, the agreed upon caps on fuel and fuel taxes were 61.1 cents and 5.2 cents per gallon.

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

Executive Summary

            Review of 2006

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (“Airlines”), which currently operates as Continental Express (Holdings and Airlines are together referred to as  “ExpressJet,” “we,” “us” and “our”).  Airlines is one of the largest regional airlines in the world, based on available seat miles, the number of regional jets in its fleet and the number of passengers flown.  We also invest in other entities that permit us to leverage the management experience, efficiencies and economies of scale present in our subsidiaries.

            Airlines currently operates a fleet of 274 aircraft.  During substantially all of 2006, the entire fleet operated on behalf of Continental as Continental Express pursuant to the Continental CPA, and we received substantially all of our revenue under that agreement.  In December 2006, Continental began releasing 69 aircraft (25% of our fleet) from that agreement.  We redeployed two of these aircraft to charter service in 2006; the other 67 are being removed from Continental service during the first six months of 2007 and are being deployed in branded flying, charter service, or a CPA arrangement with a major network carrier.   Branded flying, under the name “ExpressJet” will provide regularly scheduled air service to West, Midwest and Southeast destinations in the United States commencing service on April 2, 2007.  We will continue to operate the remaining 205 aircraft under the Continental CPA.

            As of December 31, 2006 under the Continental CPA, we averaged over 1,300 daily departures, offering scheduled passenger service to over 150 destinations in North America, Mexico and the Caribbean.  Our available seat miles have grown at a compounded annual rate of 18.8% from 4.7 billion in 2000 to 13.2 billion in 2006.  We generated $1.7 billion of revenue and $92.6 million of net income for the year ended December 31, 2006.  Please refer to our consolidated financial statements included in this report for information regarding our revenue and net income for each of the last three fiscal years and total assets as of the end of the last two years.

            Fleet.  During 2006, we accepted 8 new ERJ-145XR aircraft.  With these deliveries, we ended 2006 with 104 ERJ-145XR, 140 ERJ-145 and 30 ERJ-135 aircraft.  Our ERJ-145XR aircraft provide distinct advantages that enable us to pursue other strategic opportunities for the aircraft being released from the Continental CPA.  The primary advantage is the aircraft’s 1,600 mile range, which enables it to reach thinner, long-haul markets that cannot be served, nonstop, with traditional 50-seat regional aircraft.

            Labor.  As of December 31, 2006, approximately 70% of our employees were covered by collective bargaining agreements.  The contracts with the pilots, dispatchers, flight attendants and mechanics will become amendable in December 2010, July 2009, August 2010 and August 2009, respectively.

            Information Technology.  During 2006, we began the implementation of our own information technology infrastructure to eliminate our dependence on Continental for information technology systems and services.  Related projects will deliver a separate physical network with voice over IP, data centers, application platforms and software systems. Major software implementations include human resource information systems, cash management, treasury, accounting, procurement, data warehousing, and other common back-office applications.  We expect the first phases of these projects to be completed during the first half of 2007.

            Business Ventures.  Our consistent earnings under the Continental CPA and improving balance sheet have helped position us for new opportunities.  We continue to seek strategic opportunities that leverage our internal strengths, such as our technical, training and fleet and asset management capabilities, to develop and implement additional business strategies.  We made the following cash investments in 2006 (see Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies – (i)” for the accounting treatment of each of the investments):

            In January 2006, we purchased a non-controlling interest in Flight Services & Systems, Inc. (“FSS”) for $4.0 million.  FSS is based in Cleveland, Ohio and provides airport services to airlines, airports and regulatory authorities.

            On August 31, 2006, we purchased the remaining 51% of American Composites, LLC, an aviation maintenance business in Miami, Florida, for $0.8 million in cash.  The results of operations were consolidated in our financial statements as of September 1, 2006.

            During the second quarter of 2006, we invested $0.8 million for a 50% interest in Saltillo Jet Center, S. de R.L. de C.V. an aircraft paint facility located in Saltillo, Mexico.  We received a $0.8 million note receivable from the other 50% interest owner secured by their ownership interest.  The company has not obtained additional financing outside of the equity holders.  Pursuant to the partnership agreement and bylaws, we had the right to receive 100% of the residual returns from the company’s earnings until this note was fully satisfied.  We also invested $9.2 million for the construction of the hangar and office facilities from which the company conducts its operations.  During December 2006, Saltillo Jet Center restructured its equity ownership interest and we now own 80%.  In connection with the restructuring, we forgave the $0.8 million note receivable from the other owner.

            InTech Aerospace Services, LP, American Composites and ExpressJet Services, LLC, are doing business under the name ExpressJet Services.  Under this name, these entities operate or co-invest in maintenance facilities located across the United States in Miami, Shreveport, Knoxville and Houston as well as in Saltillo, Mexico.  ExpressJet Services will provide third-party maintenance for interior and exterior work on the aircraft.

            Liquidity and Financing Activities.   As of December 31, 2006, we had $302.9 million in cash and short term investments, including $11.2 million in restricted cash.  During 2006, we paid off the remaining balance on our note payable to Continental of $17.5 million and reduced our loan agreement with Export Development Canada (“EDC”) by $0.9 million.  In addition, we made $0.8 million in principal payments related to our capital leases.  Our cash flows from operations were sufficient to cover our capital resources and liquidity requirements during the three years ending December 31, 2006.  See discussion below in “– Liquidity and Capital Commitments.”

            Outlook for 2007

            We will continue seeking to enhance stockholder value by providing enhanced product offerings and what we believe to be the most cost-efficient and reliable regional jet service for our customers, including seeking to achieve the highest level of customer satisfaction in the regional industry.  In the long-run, we believe this strategy will serve us well, although we continue to be affected by the pressures affecting the airline industry generally.

During 2007, we will deploy our aircraft as follows:

Aircraft Allocation
Continental Express	205
Branded Flying	44
Corporate Aviation	15
Major Network Carrier	10

Total Aircraft	274

            Continental CPA.Beginning on December 28, 2006 and ending June 2007, 69 aircraft are being released from the Continental CPA.  After the release of the aircraft, we will continue to fly 205 aircraft or 75% of our total fleet under the Continental CPA.  However, on February 22, 2007 we agreed with Continental to defer the transition date for three ERJ-145XR aircraft from the first half of June to August 28, 2007.  Until then, these aircraft will remain as covered aircraft under the terms of the Continental CPA.

            We began 2007 rate discussions with Continental last September.  Although the Continental CPA contemplates a November 1 deadline for setting the rates, the parties agreed to extend the deadline.  However, in January, ExpressJet and Continental were unable to agree on new rates for 2007 and agreed to submit their disagreements to binding arbitration in accordance with the terms of the agreement.

            In the arbitration, each party has selected one arbitrator, and those two arbitrators will select the third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that will likely result in a hearing and the issuance of a final decision by late in the second or early in the third quarter of 2007.  ExpressJet will continue to be paid under the 2006 block hour rates during the arbitration process and expects the decision setting the revised rates to be retroactive to January 1, 2007.

            Branded Flying.  Our branded flying will focus on providing nonstop service to cities that are underserved by other carriers.  Beginning in the second quarter of 2007, we plan to initialize service to 24 cities located in the West, Midwest and Southeast United States that are typically less congested than other major cities.  We plan to fly over 200 daily departures to eliminate connections and minimize delays and total trip time.  California’s LA/Ontario International Airport will be the busiest city for us, followed by San Diego, California; Austin, Texas; Sacramento, California; and San Antonio, Texas.

            We offer a distinct product to meet the needs of both business and leisure travelers. Our customers will fly on young jets with advanced seat assignments and no middle seats.  We will also provide valet carry-on baggage service as a convenience in order to save time the customers would otherwise spend loading bags in the overhead bin or waiting at baggage claim.  Our leather seats have been redesigned for additional passenger comfort including memory foam cushions and over a 100 channels of complimentary XM Satellite radio.  We will serve complimentary, recognized brand-name snacks, and full meal options will be available for longer haul flights.

            Marketing.  We are using the following methods for airline ticket distribution:

•	Airline website, www.xjet.com. It is less expensive to sell through this direct channel and, as a result we continue to promote and encourage use of our online capabilities.
•

The four principal global distribution systems, Sabre, Worldspan, Galileo and Amadeus, so that our tickets can be sold through traditional travel agencies and online sites such as Orbitz, Travelocity and Expedia.

•	Telephone reservation call centers.

            We will provide electronic ticketing, or E-Tickets, which will eliminate the need to print and process a paper ticket.  E-Tickets enhance customer and revenue information and are a vital part of our distribution strategy.   We will have self-service kiosks at all airports throughout our system to expedite the check-in process for our customers.

            We will offer a range of competitive fares that are distinguished by restrictions on use, such as time of day and day of the week, length of stay and minimum advance booking period.  Service fees will be consistent with or less than those charged by most United States carriers.

            ExpressJet is in the process of launching a new frequent flyer program called JetSet.  It will be a simple fly-and-redeem travel program for members with the possible future addition of other cash-value rewards and partner participation.

            Corporate Aviation.  Our new Corporate Aviation division is expected to operate a total of 15 aircraft by June 2007, providing distinctive travel solutions for corporations, aircraft brokers, hospitality companies, sports teams, schools and others.  The aircraft are being flown under Airlines’ operating certificate issued by the FAA. The aircraft are configured with 50 redesigned seats for enhanced passenger comfort, and each seat includes complimentary XM Satellite radio with over 100 channels of audio entertainment.  In addition to the basic service, customized flight service options give customers an opportunity to create a unique flight experience.

            Other CPA Arrangements.  During the 4th quarter 2006, we signed a memorandum of understanding with a major U.S. carrier to operate 10 ERJ-145XR aircraft in its network under a capacity purchase agreement.  We intend to complete negotiations on this contract during first quarter 2007 with operations for this new customer beginning in the second quarter 2007.

            Although we believe that these new operations will enhance stockholder value in the long term, significant start-up costs will be incurred during our transition period, which is likely to significantly reduce our overall profitability for 2007.  In addition, we may experience volatility in our quarterly results as these operations begin.

            Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs are likely to increase in the future due to:

•	transition costs associated with refurbishing and repainting the aircraft after exiting service for the Continental CPA;
•	relocation and additional training cost of employees for our branding flying operations;
•	reassignment of maintenance operations;
•	fuel costs for aircraft not flying under the Continental CPA;
•	distribution costs that includes schedule planning, marketing and sales related to our branded flying and charter operations;
•	changes in wages, salaries and related fringe benefit costs, including the impact of SFAS123(R) and changes to our self-insured medical and workers compensation costs;
•	changes in the costs of materials and outside services;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•	aging of our fleet;
•	higher aircraft ownership costs as aircraft are released from the Continental CPA or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements;
•	changes in the cost of services provided by Continental at fixed rates under the Continental CPA and our other agreements.

            Due to the way in which costs are reconciled under the Continental CPA, higher costs relating to the Continental CPA may generate higher revenues in the short term.  However, in the long term, failure to control our costs would prevent us from remaining competitive and limit our opportunities to attract additional partners or to take advantage of strategic opportunities as they present themselves.

            Critical Accounting Policies and Estimates

            Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect reported amounts and related disclosures.  We have identified the accounting policies and estimates below as critical to our business operations and understanding of our results of operations.  The SEC has defined critical accounting policies and estimates as the ones that are most important to the presentation of a company’s financial condition and results and require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  For all of these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require judgment.  The discussion below is not intended to be a comprehensive list of our accounting estimates and policies.  For a detailed discussion on the application of our accounting policies, see Item 8.  “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1.”

Revenue Recognition

Nature of Estimates Required – Certain amounts billed by us to Continental under the Continental CPA are subject to our interpretation of the agreement.  Continental may dispute the amount billed and pay less than the amount invoiced if it interprets the agreement differently than we do.  New rates are to be determined annually, and the rates charged in 2007 have been submitted to arbitration since we and Continental cannot agree on certain provisions of the agreement.  Until the arbitrators render their decision, we will continue to be paid under the 2006 block hour rates, during the arbitration process, and we expect the decision setting the revised rates to be retroactive to January 1, 2007.

Assumptions and Approach Used – Our operating revenue is calculated based on our interpretation of the Continental CPA.

Effect if Different Assumptions Used – If our interpretation differs materially from Continental’s, our revenue could be materially understated or overstated.  Under the Continental CPA, a substantial portion of Airlines’ costs are reconciled for differences between Airlines’ actual costs and estimated costs included in its block hour rates at a 10.0% operating margin.  Under Airlines’ 2006 rates, certain costs generally controllable by Airlines are reconciled to allow it to operate within its operating margin, as defined in the agreement (“prevailing margin”) of 8.5% to 10.0%.  For the fourth quarter of 2006, we rebated $0.4 million to Continental because Airlines’ prevailing margin before reconciliation payments exceeded 10.0%.  If Continental had successfully challenged any of our billings in the fourth quarter 2006, for example, resulting in a one percentage point increase in the prevailing margin before any reconciliation payment, our pretax income would have decreased by $4.7 million, or $0.05 per diluted earnings per common share (“Diluted EPS”).

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

Effect if Different Assumptions Used – If the ultimate development of these claims is significantly different than our estimates, the accrual for future healthcare claims could be materially overstated or understated.  As of December 31, 2006, our reserve related to our healthcare cost was $2.7 million.  Our third-party actuary provided an estimated IBNR range of $2.0 million to $3.1 million.  Had we changed our reserve to either the low end or the high end of the reserve, the impact to our net income would have been immaterial as a result of the mechanics of the Continental CPA.  As of December 31, 2006, we reserved $5.8 million for IBNR related to workers’ compensation benefits based on the advice of our workers’ compensation actuary.

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

Effect if Different Assumptions Used– As of December 31, 2006, our allowance for obsolescence related to our spare parts and supplies was approximately $9.8 million.  If we increase the reserve by 10%, due to the mechanics of the Continental CPA, the impact on pre-tax income is immaterial.

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

Goodwill and Intangible Assets

Nature of Estimates Required– Under Statement of Financial Accounting Standard No. 142–“Goodwill and Other Intangible Assets” (“SFAS 142”), intangible assets can have either finite or indefinite useful lives.  As of December 31, 2006, we had intangible assets with both definite and indefinite lives.  Our critical accounting estimate is related to our “Reorganization Value in Excess of Amounts Allocable to Identifiable Assets,” which has indefinite useful life.  Under SFAS 142, goodwill and intangible assets with indefinite useful lives should be tested at least annually for impairment.  Factors considered important when determining the impairment of reporting segments under SFAS 142 include items affecting the cash flows of the reporting segments; the reporting segments’ operational performance versus market expectations; the reporting segments’ performance compared to peers within the industry; the marketplace for and identification of the intangible asset of the reporting segments; significant changes in the underlying business strategy or operational environment; material ongoing industry or economic trends; or other factors specific to the asset or reporting segments being evaluated.  Any changes in the key assumptions about the business and its prospects, or changes in market conditions or other externalities could result in an impairment charge.

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

Effect if Different Assumptions Used– Reorganization Value in Excess of Amounts Allocable to Identifiable Assets represents primarily the amount that arose from Continental’s emergence from bankruptcy reorganization in 1993.  In addition to our annual SFAS 142 analysis at June 30, we determined a trigger event occurred during the fourth quarter 2006.  In accordance with our policy, we performed a SFAS 142 impairment analysis as soon as reasonably possible after the trigger event, using the latest data available.  No impairment was identified.  If assumptions used in our analysis were changed materially, our intangible assets could be materially overstated.  However, based on our most current impairment test, there would have to be a significant change in assumptions used in the calculation for an impairment to occur as of December 31, 2006.

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

            Recently Issued Accounting Standards

            In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“Statement 158”).  Statement 158 requires plan sponsors of post retirement benefit plans to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the fiscal year-end statement of financial position, and provide additional disclosures.  On December 31, 2006, we adopted the recognition and disclosure principles of Statement 158.  The effect of adopting Statement 158 on our financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements.  Statement 158 did not have an effect on the consolidated financial condition at December 31, 2005 or 2004.  Statement 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as we already use a measurement date of December 31 for our post retirement medical plan.  See Note 10 for further discussion of the effect of adopting Statement 158 on the consolidated financial statements.

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

Results of Operations and Analysis

Selected Financial Information

	Year Ended December 31,

	2006	Increase/ (Decrease) 2006-2005	2005	Increase/ (Decrease) 2005-2004	2004

	(In thousands, except per share data and increase/decrease %’s)
Statement of Operations Data:
Operating revenue	1,679,637	7.5%	1,562,818	3.7%	1,507,524
Operating expenses	1,538,566	9.4%	1,406,275	8.0%	1,302,097
Operating income	141,071	(9.9)%	156,543	(23.8)%	205,427
Non-operating expense, net	5,385	333.2%	(2,309)	(68.9)%	(7,423)
Net Income	92,565	(5.5)%	97,933	(20.2)%	122,771
Basic earnings per share	1.72	(5.0)%	1.81	(19.9)%	2.26
Diluted earnings per share	1.56	(5.5)%	1.65	(19.1)%	2.04

Statistical Information

	Year Ended December 31,

	2006	Increase/ (Decrease) 2006-2005		2005	Increase/ (Decrease) 2005-2004		2004

Operating Statistics:
Revenue passenger miles (millions) (1)	10,297	15.2%		8,938	20.5%		7,417
Available seat miles (millions) (2)	13,200	10.2%		11,973	15.0%		10,410
Passenger load factor (3)	78.0%	3.3	pts	74.7%	3.4	pts	71.3%
Operating cost per available seat mile (cents) (4)	11.66	(0.8%)		11.75	(6.1%)		12.51
Block hours (5)	916,718	10.8%		827,369	13.4%		729,698
Operating cost per block hour (dollars) (6)	1,678	(1.3%)		1,700	(4.7%)		1,784
Departures	491,598	9.3%		449,928	11.1%		405,055
Average price per gallon of fuel, including fuel taxes (cents) (7)	71.20	—		71.20	—		71.20
Fuel gallons consumed (millions)	319.1	8.0%		295.5	12.4%		262.8
Average length of aircraft flight (miles)	549	0.7%		545	3.2%		528
Average daily utilization of each aircraft (hours) (8)	9.24	4.1%		8.87	4.2%		8.51
Controllable completion factor (9)	99.8%	0.1	pts	99.7%	(0.2	pts)	99.9%
Completion factor	97.9%	0.2	pts	97.7%	(0.7	pts)	98.4%
Actual aircraft in fleet at end of period	274	3.0%		266	8.6%		245
Revenue passengers (thousands)	18,173	13.0%		16,076	17.7%		13,659

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)	Operating cost per available seat mile is operating costs divided by available seat miles.
(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Operating cost per block hour is operating costs divided by block hours.
(7)

Fuel cost used in calculations includes cost of fuel and related fuel tax.  Airlines incur fuel expense and fuel tax equal to the lower of the actual cost or the agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.

(8)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft is operated.
(9)	Controllable completion factor is the actual number of completed flights, plus flights cancelled due to weather and air traffic control, divided by the number of scheduled flights.

            We monitor the statistical information above closely to ensure that we are continually focused on our operational efficiencies and cost control.

            The following discussion provides an analysis of our results of operations and reasons for any material changes for the periods indicated.

            Comparison of 2006 to 2005

            Operating Revenue

            Our operating income in 2006 reflected an 8.4% operating margin, compared with an operating margin of 10.0% in 2005.  Our growth in operating revenue of 7.5% is due to our growth in block hours of 10.8%.  Included in the operating income is approximately $3.5 million of net loss related to the results of operations from subsidiaries that are consolidated into our financial statements.

            The incentive payments are primarily based on the current controllable completion factor compared to a historical controllable completion factor benchmark.  Because the historical rates are measured on a rolling monthly average, higher controllable completion factors result in higher incentive payments in the near term but reduce Airlines’ opportunity to earn incentive payments in the future.  Airlines’ controllable completion factor in 2006 was 99.8% and its historical benchmark completion factor was 99.7% for the same period.  Beginning with the 2005 rates, Airlines is only required to pay Continental a penalty for controllable completion factors below 99.5% instead of using its rapidly rising historical benchmark.

            As a substantial portion of Airlines’ costs under the Continental CPA are reconciled for differences between its actual costs and the estimated costs included in its block hour rates at a 10.0% operating margin, if Airlines’ prevailing margin (before any reconciliation payments) fell outside its margin band of 8.5% to 10.0% for 2006 and 2005, Airlines’ revenue would have been adjusted to bring it back to its floor or cap.  Reconciliation payments to Continental totaled $7.3 million and $23.4 million for 2006 and 2005, respectively.  The 2006 reconciliation payment was primarily driven by lower actual wages, salaries and related costs and maintenance, materials and repair expenses as compared to the estimated costs in the agreement block hour rates.  The 2005 reconciliation payment was primarily driven by lower actual maintenance, materials and repair and passenger servicing expenses as compared to the estimated costs in the block hour rates.

            Operating Expenses

            Consistent with our growth in block hours of 10.8% for the year ended December 31, 2006, wages, salaries and related costs increased 10.7% in 2006 over 2005.  In addition, we incurred approximately $2.0 million higher employee benefit costs, such as medical coverage, workers’ compensation costs, profit sharing and 401(k) expenses in 2006.

            Effective January 1, 2006, we adopted FASB Statement No. 123(R) using the modified-prospective transition method.  Prior to 2006, we accounted for our stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. On November 4, 2005, our board of directors approved accelerating the vesting of 669,750 unvested options then held by employees, including executive officers, with exercise prices greater than $11.00 per share and extended the term of 868,500 employee options that had a five-year term to seven years.  These options were and remain out of the money, and the acceleration and extension were effective immediately. The acceleration of vesting reduced compensation expense upon the adoption of SFAS 123R.  The reduction in compensation expense in the future, based on our implementation date of January 1, 2006, was approximately $3.1 million.  The adoption of Statement 123(R) did not have a material impact on wages, salaries and related costs during 2006 nor do we believe that it will have a material affect on future periods.

              In the future, we anticipate that our wages, salaries and related costs may be affected by the following factors:

•	wage increases to incentivize key personnel to remain with us as we continue implementing our diversification strategy including our long-term incentive plan implemented in January 2006;
•	wage rate increases in accordance with our collective bargaining agreements as a result of higher seniority of our work force; and
•	projected increases in health and medical benefit costs.

            The increase in our aircraft fuel expense in 2006 was mainly due to an 8.0% increase in fuel consumption.  Consumption rose primarily due to a 10.8% increase in block hours, which was partially offset by our jets’ more efficient fuel burn and our company’s fuel savings initiatives.  Our actual price of fuel, including taxes, in 2006 and 2005 was 71.2 cents per gallon.  Under the Continental CPA and related fuel purchase agreement with Continental, we incur a fuel price and fuel tax equal to the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.  During 2007, fuel expense related to the aircraft not flying for Continental will be subject to volatility in the price of jet fuel.

            For 2006, approximately70.4% of total maintenance, materials and repairs cost consisted of power-by-the-hour expense.  Approximately $16.3 million of the increase for 2006, when compared to 2005, was due to a 10.3% increase in flight hours and increases in rate-per-flight-hour related to our power-by-the-hour contracts.  In addition, new power-by-the-hour contracts resulted in increased cost of $3.0 million for 2006.

            Other operating expense increased 8.3% between the twelve months ended December 31, 2006 and 2005.  Approximately $4.6 million of the increase related to crew related charges, such as per diem and hotel cost, as a result of increased flight operations.  Additional transition costs were incurred to support the 69 aircraft retained to operate under our diversification strategies such as branded flying and corporate aviation.

            Nonoperating Expenses

            Our interest expense was primarily related to our senior convertible notes, a note payable to Continental and a loan agreement with EDC.  Interest expense related to these long-term debts decreased in 2006 by approximately $3.4 million as a result of paying off the note payable to Continental and a $0.9 million reduction in our loan agreement with EDC due to principal paydown.  In addition, we retired Airlines’ Series A Preferred Stock in April 2005.  Our interest income increased by approximately $6.4 million as a result of an approximate two-point increase in our average returns from our investments and a higher average cash and short-term investment balance.

            Comparison of 2005 to 2004

            Operating Revenue

            Our operating income in 2005 reflected a 10.0% operating margin, compared with an operating margin of 13.6% in 2004.  As part of the 2005 rate negotiation, Airlines agreed to cap its prevailing margin at 10.0% in lieu of the margin cap of 11.5% in 2004.  Beginning in 2005, Airlines also includes previously unreconciled costs within the margin band, such as wages, salaries and related costs, although it is not reimbursed if these costs are higher than agreed in the block hour rates and cause its prevailing margin to fall below the 8.5% margin floor.  The 2004 operating margin included the benefits of cost savings in Airlines’ previously unreconciled costs and $11.5 million in performance incentive payments under the Continental CPA.  The 2005 operating margin included $4.2 million of performance incentive payments.  Cost savings related to previously unreconciled costs were included in the prevailing margin calculation, hence they did not impact the 2005 operating margin.

            The incentive payments are primarily based on the current controllable completion factor compared to a historical controllable completion factor benchmark.  Because the historical rates are measured on a rolling monthly average, higher controllable completion factors result in higher incentive payments in the near term but reduce Airlines’ opportunity to earn incentive payments in the future.  Airlines’ controllable completion factor in 2005 was 99.7% and its historical benchmark completion factor was 99.3% for the same period.  As part of the 2005 amendment, Airlines is only required to pay Continental a penalty for controllable completion factors below 99.5% instead of using its rapidly rising historical benchmark.

            As a substantial portion of Airlines’ costs under the Continental CPA are reconciled for differences between its actual costs and the estimated costs included in its block hour rates at a 10.0% operating margin, if Airlines’ prevailing margin (before any reconciliation payments) fell outside its margin band of 8.5% to 10.0% for 2005 and 8.5% to 11.5% for 2004, Airlines’ revenue would have been adjusted to bring it back to its floor or cap.  In 2005 and 2004, Airlines’ actual cost efficiencies brought its prevailing margin above 10.0% and 11.5%, respectively.  Reconciliation payments to Continental totaled $23.4 million and $61.0 million for 2005 and 2004, respectively.  The 2005 reconciliation payment was primarily driven by lower actual wages, salaries and related costs and maintenance, materials and repair expenses as compared to the estimated costs in the block hour rates.  The 2004 reconciliation payment was primarily driven by lower actual maintenance, materials and repair and passenger servicing expenses as compared to the estimated costs in the block hour rates.

            Operating Expenses

            Although our operations, measured by block hours, grew over 13.4% for the year ended December 31, 2005, wages, salaries and related costs only increased by 9.5%.  This resulted from our continuous focus on managing our non-union labor costs and improving productivity related to our unionized labor force to remain competitive with our peers.  For the year ended December 31, 2005, wages increased by $21.7 million.  In addition, we incurred approximately $6.7 million higher employee benefit costs, such as medical coverage, workers’ compensation costs, profit sharing and 401(k) expenses in 2005 than in 2004.

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

            Ground handling and outside services decreased in 2005 because, as part of the 2005 annual rate resetting process and as a result of Continental’s cost-saving initiatives, the costs for Continental to provide us with certain services currently classified as outside services (such as technology infrastructure and other services) and ground handling were reduced by approximately $53.0 million for the year ended December 31, 2005.  As these are fully reconciled costs, our operating income for 2005 was reduced by approximately $5.3 million as a result of these cost reductions.

            The decrease in other operating expenses for the year ended December 31, 2005 resulted primarily from:

•

a $14.5 million decrease in security and miscellaneous facility fees as a result of the 2005 rate-resetting under the Continental CPA, partially offset by additional TSA assessed security screening fees of approximately $0.8 million in January 2006 that were related to 2005;

•	a $4.0 million charge in 2004 for settlement of a claim by Continental for indemnification under the Continental CPA;
•	a $3.4 million charge in 2004 for the final settlement of a $6.7 million deferred tax asset receivable related to our spin-off from Continental in 2002;
•	a $4.7 million increase in international navigational charges; and
•	a $3.7 million increase in crew related charges, such as per diem and hotel cost, as a result of increased flight operations.

            Nonoperating Expenses

            Our interest expense was primarily related to our senior convertible notes, note payable to Continental and loan agreement with EDC.  Interest expense related to these long-term debts decreased in 2005 by approximately $1.1 million as a result of an $81.3 million reduction in our note payable to Continental and a $0.9 million reduction in our loan agreement with EDC.  In addition, we retired Airlines’ Series A Preferred Stock in April 2005.  Our interest income increased by approximately $4.6 million as a result of a two-point increase in our average returns from our investments despite a lower average cash and short-term investment balance of approximately $208.9 million in 2005.

Liquidity and Capital Commitments

            Sources and Uses of Cash

            Our primary source of liquidity is cash flow provided from our operations.  For the years ended December 31, 2006 and 2005, our operations provided $116.7 million and $130.6 million, respectively, in cash flow.  As of December 31, 2006 and 2005, we also had $11.2 million and $9.2 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights and letters of credit.

            In 2006 and 2005, we spent $27.5 million and $21.1 million, respectively, on capital expenditures.  A majority of the expenditures for 2006 and the entire amount for 2005 were spent on flight and ground equipment to support our fleet deliveries and the increase in our flight schedules under the Continental CPA.  Of the $27.5 million spent in 2006 $11.1 million was spent on capital expenditures for our strategic business ventures which are outside of the Continental CPA.

            In 2006, we made the following cash investments:

•

In January 2006, we invested $3 million for a 44% ownership interest in the capital stock of Flight Services & Systems, Inc., an Ohio corporation that provides airport services such as passenger assistance, ground handling, EZ carts and security.

•

On August 31, 2006, we purchased the remaining 51% of American Composites, LLC, an aviation maintenance business in Miami, Florida, for $0.8 million in cash and the results of operations were consolidated in our financial statements beginning in September 1, 2006.  Prior to this date, we accounted for this investment under the equity method of accounting as prescribed by Accounting Principles Board Opinion No. 18 – “The Equity Method of Accounting for Investments in Common Stock.”  As the results of operations and financial conditions of this company are immaterial to Holdings, we applied the consolidation prospectively as of September 1, 2006.

•

During the second quarter of 2006, we invested a total of $0.8 million for a 50% interest in Saltillo Jet Center, S. de R.L. C.V., a start-up business located in Saltillo, Mexico.  Saltillo Jet Center was created for the purpose of providing aircraft painting services.  We also invested $9.2 million in the construction of the hangar and the office facilities from which Saltillo Jet Center conducts its operations.  In December 2006, in exchange for a note receivable of $0.8 million held from the start-up business partners, Saltillo Jet Center was restructured with our ownership percentage increasing to 80% as of December 31, 2006.

            Long-term Debt.  We did not enter into any new financing transactions in 2006.  We paid off the remaining balance on our note payable to Continental.  This payment totaled $17.8 million, of which $17.5 million related to principal.

            In 2006, we made principal and interest payments in the amount of $1.9 million on our loan agreement with EDC, of which $0.9 million related to principal.  As of December 31, 2006, the balance on this loan agreement was $14.4 million.  In addition, we made required interest payments in 2006 on our 4.25% senior convertible notes due 2023 totaling $5.8 million.

            Capital Leases.  As of December 31, 2006, we had approximately $1.0 million (including current maturities) of capital lease obligations.  In 2006, we made $0.9 million total payments related to our capital leases, of which $0.8 million related to principal.

            Other than the financing activities described above, we do not have any other sources of long-term borrowings or available lines of credit.  Additionally, there is no covenant under any of our long-term debt agreements that restricts our ability to undertake additional debt or equity financing.  If we default on our payment obligations under our aircraft subleases with Continental, in addition to any other remedies it may have, Continental can elect to reduce its payments to us under the Continental CPA by the amount of the defaulted payment.  In addition, Continental or we can reduce any payments to the other party under the agreement in an amount corresponding to any defaulted payments by the other party under the foregoing obligations.

            See Item 8.  “Financial Statements and Supplementary Data –Notes to Consolidated Financial Statements –Note 4,” “– Note 5” and “–Note 6” for detailed descriptions of these long-term debts and obligations.

            Securities Repurchase Program.  In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Since the inception of the program, we have purchased 590,800 shares of our common stock at an average cost per share of $9.55.  In February 2006, the board authorized the inclusion of our 4.25% convertible notes due 2023 within the previously announced $30 million program.  We did not make any purchases under this program during 2006.

            Collective Bargaining Agreements

            The following table provides information related to our principal collective bargaining agreements and their respective amendable dates as of December 31, 2006:

Employee Group	Approximate Number of Employees	Representing Union	Contract Amendable Date

Pilots and Instructors	2,600	Air Line Pilots Association, International	December 2010
Mechanics	1,000	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,300	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	80	Transport Workers Union of America	July 2009

            Our other employees are not covered by collective bargaining agreements.

            Deferred Income Taxes

            In October 2006, Continental entered into a final settlement agreement with the IRS that included periods during which we were included in its consolidated federal income tax return.  Our taxable income was not adjusted, but the amount of net operating losses allocated to us was increased by approximately $31.2 million.  In accordance with our tax agreement with Continental, we paid Continental approximately $10.9 million for the increase of our federal net operating loss carryforwards.  In addition, we adjusted our tax accounts for the increase in our federal net operating loss which was fully utilized in our 2005 tax year.

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  We made approximately $24.8 million and $25.3 million of net payments to Continental under the tax agreement related to the additional tax deductions during 2006 and 2005, respectively.

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

            We believe that our initial public offering created a change in ownership limitation on the utilization of our federal tax attribute carryforwards, primarily net operating losses.  Section 382 of the Internal Revenue Code limits our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.  This limitation did not have any impact on our financial condition during the years ending 2006 and 2005.

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

Purchase Commitments

            As of December 31, 2006, we have options for 100 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  During 2005, Continental declined the right to exercise any of these options.  We retain the right to exercise them and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

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

            We also have other contractual obligations of approximately $1.4 billion under our power-by-the-hour contracts with various service providers.  The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates.  Our level of operations is determined based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion, and our estimates for the 69 aircraft that we are re-deploying.  Forecasted payment rates are based on actual rates as of January 1, 2007 and increased annually according to the particular inflation indices detailed in each contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

            For the year ended December 31, 2006, we spent $27.5 million on capital expenditures.  We anticipate cash outlays for 2007 fleet-related capital expenditures to be approximately $18.0 million.  Other 2007 cash outlays, exclusive of fleet plan requirements, relating to facility improvements or construction in conjunction with branded flying operations, back office infrastructure, tooling and ground equipment are expected to total approximately $27.0 million.  We expect to fund our future capital commitments through internally generated funds.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

            Off-Balance Sheet Arrangements

            In the ordinary course of business, we enter into operating leases related to our aircraft, spare engines and facilities.  In accordance with U.S. generally accepted accounting principles, these arrangements are not reflected on our balance sheet; however, they are reasonably likely to have a material effect on our future financial statements and financial outlook.

            We enter into these arrangements to gain access to aircraft, equipment and facilities without requiring significant capital up front.  Since these assets are used in connection with our capacity purchase agreement, these assets are required to generate substantially all of our revenue.

            If Continental terminated the Continental CPA for cause, it would have the right to terminate our leases or subleases for aircraft covered by the agreement and take possession of them.  In addition, Continental would have the ability to reject the leases and subleases on our aircraft if it filed for bankruptcy protection.  Moreover, with the reduction notice and Continental’s ability to terminate the Continental CPA, we could lose access to some or substantially all of our airport facilities. See Item 1A. “Risk Factors” for additional information.

            Aircraft Leases.  Our aircraft leases and subleases expire between 2013 and 2022.  As of December 31, 2006, our expected total minimum annual rental payments for 2007 under current and future non-cancelable aircraft operating leases are approximately $345.2 million including rental payments for the 69 aircraft removed from the capacity purchase agreement with Continental Airlines.  Over 90% of our aircraft are leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  See more detailed description of our risks related to our aircraft leases under Item 1A. "Risk Factors."

            Other Leases.  Other leases and subleases are primarily related to ground facilities (airport and maintenance) spare engines, and a flight training device.  These leases have greatly varying terms, which we expect, in most cases, to be renewed or replaced.  As of December 31, 2006, our expected total minimum annual, non-aircraft rental payments for 2007 under current and future non-cancelable operating leases are approximately $15.2 million. The expected total minimum rental payments for 2007, by category, are as follows (in millions):

Airport facilities	$7.3
Maintenance facilities	3.2
Flight equipment	4.0
Other	0.7

$15.2

            Airport facility rent under the Continental CPA is a fully reconciled cost.  Maintenance facilities and flight equipment rentals related to the agreement are costs within the margin band which could impact our quarterly reconciliation payment if these costs drive the prevailing margin to be less than 8.5% or higher than 10.0%.

            Contractual Obligations and Commercial Commitments

            The following table summarizes the expected effect our material debt, capital leases, operating leases and other contractual obligations have on our future cash flows as of December 31, 2006 (in millions):

	Total	2007	2008	2009	2010	2011	Over 5 Years

4.25% senior convertible notes due 2023 (1)	148.9	5.8	143.1	—	—	—	—
Other long-term debt (2)	17.7	2.7	4.4	4.1	3.9	2.6	—
Capital lease (3)	1.1	0.9	0.2	—	—	—	—
Aircraft operating leases (4)	4,060.9	345.2	347.9	347.9	347.9	347.9	2,324.1
Other operating leases (5)	252.2	33.8	34.6	35.4	36.2	37.1	75.1
Obligations under capacity purchase and other agreements with Continental (6)	64.6	16.4	16.1	16.1	16.0	—	—
Other contractual obligations (7)	1,420.6	145.5	149.6	154.5	157.9	158.6	654.5

Total expected cash obligations	$5,966.0	$550.3	$695.9	$558.0	$561.9	$546.2	$3,053.7

(1)

The expected impact of our 4.25% senior convertible notes due 2023 on our future cash flows assumes the notes will be redeemed on August 1, 2008, the earliest date the holders of the notes may require us to repurchase the notes.  If the notes are held until August 1, 2023, the maturity date, our obligations outlined above would increase by $87.5 million as a result of additional interest expense related to these notes.  See Item 8.  “Financial Statements and Supplementary Data – Note to Consolidated Financial Statements – Note 7” for a detailed description of these notes.

(2)

Other long-term debt represents our obligation for the advances received under our loan agreement with EDC.  See detailed discussion of our financing arrangement with EDC in Item 8. ”Financial Statement and Supplementary Data – Notes to Consolidated Financial Statements – Note 5.”  The expected effect of our financing arrangement with EDC on our future cash flows is calculated based on the six-month LIBOR plus 1.75% per annum and includes principal payments of $14.4 million and estimated interest payments of $3.2 million.

(3)

Capital lease obligation represents the minimum lease payments, including interest expense, for some of our ground service equipment that are under a capital lease agreement.  See Item 8 “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 4”.

(4)

Aircraft operating lease obligations are the estimated lease payments for all of our aircraft under long-term operating leases and subleases from Continental at December 31, 2006, including the 69 that we are required to continue leasing due to our decision to retain the aircraft, and the 205 that remain subject to the Continental CPA.  If the later aircraft were withdrawn from the agreement, we would have the option to retain them or return them to Continental.  These agreements with Continental have substantially the same terms as the lease agreements between Continental and the third-party lessors, and expire between 2013 and 2022.  See Item 8. “Financial Statements and Supplementary Date – Notes to the Consolidated Financial Statements – Note 4.”  The aircraft lease payments in the table above include the adjusted lease payments for the 69 being withdrawn from the Continental CPA beginning in December 2006.  The agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments for these aircraft to increase by 200 basis points.

(5)

Other operating lease obligations represent the estimated lease payments for our ground service equipment, spare engines and substantially all of our ground facilities, including facilities at public airports, from Continental or the municipalities or agencies owning and controlling such airports that are under operating leases.  Other operating lease obligations also include the lease payments related to a flight training device.  Continued operations are assumed through normal lease renewals.

(6)

Obligations under the Continental CPA and other agreements with Continental represent fixed charges for ground handling costs at Continental stations and charges for administrative services provided by Continental, such as technology, fuel management and insurance services.  The amounts disclosed above are based on our best estimates as of December 31, 2006 under the terms of our contracts currently in place.

(7)

Other contractual obligations include our power-by-the-hour agreement with Rolls Royce.  We expect to fund these commitments with cash generated from operations.  The estimated amount of future commitments is based on assumptions related to anticipated future levels of operations and forecasted payment rates.  The level of operations inherent in the estimated amounts detailed above is based on Continental’s most recent operating plan for Airlines, which can be altered at Continental’s sole discretion and includes the 69 aircraft exiting the Continental CPA.   Contractual rate increases at actual time of occurrence may be different than the forecasted rate inherent in the amounts detailed above.

            The actual effects that the listed obligations above may have on our future cash flow may differ materially from our estimates.

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

            In September 2006, Airlines began discussions with Continental to adjust the scheduled block hour rates for 2007 under the Continental CPA.  Although the agreement contemplates a November 1 deadline for setting the rates each year, the parties extended that deadline in an attempt to reach agreement.  In January 2007, the parties submitted their disagreements to binding arbitration in accordance with the terms of the agreement, which provides that it will be conducted pursuant to the Federal Arbitration Act.  Each party has selectedone arbitrator, and those two will select a third arbitrator to complete the panel.  The agreement sets forth procedures and a schedule that will likely result in a hearing and issuance of a final decision by late in the second or early in the third quarter of 2007.  Airlines will continue to be paid under the 2006 block hour rates during the arbitration process, and expects the decision setting the revised rates to be retroactive to January 1, 2007.  We do not intend to issue any reports on the progress of the arbitration until the panel issues its final decision.  We cannot predict the outcome of the arbitration.  If decided adversely to us, the arbitration could have a material adverse effect on our results of operations, liquidity and financial position.  See Item 1A. “Risk Factors.”

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

            We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Aircraft Fuel

            Effective January 1, 2001, we entered into the Continental CPA, which is scheduled to expire on December 31, 2010 (subject to any extensions by Continental through 2030 and its right to terminate the agreement without cause upon 12 months’ notice or at any time for cause), and a related fuel purchase agreement with Continental, which terminates when the Continental CPA terminates.  Under these agreements, Continental provides all of Airlines’ aircraft fuel needs for the aircraft covered by the Continental CPA, and Airlines incurs an expense equal to the lower of the actual cost of the fuel or an agreed-upon cap.  Airlines’ average actual fuel costs, including tax, and the respective agreed-upon fuel cost and fuel tax caps are 71.20 for the years ended 2006, 2005 and 2004.

            If the fuel agreement with Continental were not in place, Airlines’ average fuel cost, including related taxes, would have been $2.04, $1.80 and $1.23 per gallon for the years ending December 31, 2006, 2005 and 2004, respectively.  As Airlines’ current fuel price is at its combined agreed-upon cap under the fuel purchase agreement, we are not subject to any fuel price risk for flying under the Continental CPA..

            Under the Continental CPA, Airlines recovers its fuel expense from Continental with a 10% margin.

Interest Rates

            During 2006, we notified Continental that we would retain the 69 aircraft being released from the Continental CPA.  The agreement contains a provision for the long-term interest rate implicit in calculating the scheduled lease payments we make to Continental for these aircraft to increase by 200 basis points when the aircraft are removed from the agreement, however, the agreement provides that our block hour rates for the 205 aircraft remaining in the agreement will be adjusted higher or lower to reflect any changes in the average rental rates.

            We also have potential interest rate exposure with respect to our loan agreement with Export Development Canada, which bears interest at the six-month LIBOR plus 1.75% per annum.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.2 million and $1.0 million in interest expense for the 2006 and 2005, respectively.

            As of December 31, 2006 and 2005, we estimated the fair value of our $137.2 million (carrying value) convertible fixed-rate debt to be $127.9 million and $112.8 million, respectively based upon quoted market prices.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including, but not limited to, general investor behavior, industry specific risks and interest rate risks.

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

            Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

            Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/JAMES B. REAM James B. Ream President and Chief Executive Officer	/s/FREDERICK S. CROMER Frederick S. Cromer Vice President and Chief Financial Officer
/s/PHUNG NGO-BURNS Phung Ngo-Burns Staff Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ExpressJet Holdings, Inc.

            We have audited the accompanying consolidated balance sheets of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

            As discussed in Note 9 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments.”

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Houston, Texas February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
ExpressJet Holdings, Inc.

            We have audited management’s assessment, included in the accompanying Report of Management, that ExpressJet Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ExpressJet Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

            The Company installed a new integrated human resources, payroll, and financial system on January 1, 2007, which was subsequent to the date of management’s assessment of the effectiveness of internal control over financial reporting.

            In our opinion, management’s assessment that ExpressJet Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, ExpressJet Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based onthe COSO criteria.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExpressJet Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of ExpressJet Holdings, Inc. and our report dated February 21, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Houston, Texas February 21, 2007

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2006	2005	2004

Operating Revenue	$1,679,637	$1,562,818	$1,507,524

Operating Expenses:
Wages, salaries and related costs	386,678	349,390	319,159
Aircraft rentals	332,441	309,018	281,455
Aircraft fuel and related taxes	227,164	210,412	187,088
Maintenance, materials and repairs	207,251	181,355	154,027
Ground handling	99,876	95,423	105,742
Other rentals and landing fees	116,216	104,043	87,602
Outside services	33,798	28,663	29,299
Depreciation and amortization	25,770	26,992	23,537
Other operating expenses	109,372	100,979	114,188

	1,538,566	1,406,275	1,302,097

Operating Income	141,071	156,543	205,427

Nonoperating Income (Expense):
Interest expense	(7,335)	(10,745)	(11,841)
Interest income	14,665	8,295	3,673
Capitalized interest	294	506	581
Equity investment loss	(2,036)	(606)	—
Other, net	(203)	241	164

	5,385	(2,309)	(7,423)

Income before Income Taxes	146,456	154,234	198,004
Income Tax Expense	53,891	56,241	75,233

Net Income	$92,565	$97,993	$122,771

Basic Earnings per Common Share	$1.72	$1.81	$2.26

Diluted Earnings per Common Share	$1.56	$1.65	$2.04

Shares Used in Computing Basic Earnings per Common Share:
Basic	53,864	54,117	54,220
Diluted	61,529	61,722	61,779

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	December 31,
	2006	2005

Current Assets:
Cash and cash equivalents	$291,633	$227,285
Restricted cash	11,227	9,218
Accounts receivable, net	7,603	3,916
Amounts due from Continental Airlines, Inc., net	—	4,832
Spare parts and supplies, net	23,717	26,555
Prepayments and other	14,614	6,163

Total Current Assets	348,794	277,969

Property and Equipment:
Owned property and equipment:
Flight equipment	213,682	207,010
Other	143,815	124,156

	357,497	331,166
Less: Accumulated depreciation	(113,195)	(92,095)

	244,302	239,071

Capital Leases:
Ground Service Equipment	4,338	4,310
Less: Accumulated amortization	(3,557)	(2,930)

	781	1,380

Total Property and Equipment	245,083	240,451

Investments in Other Entities	18,017	17,255
Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, net	12,986	12,789
Airport Operating Rights, net	3,691	3,942
Debt Issuance Cost, net	3,497	3,696
Other Assets, net	4,961	4,168

Total Assets	$637,029	$560,270

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	December 31,
STOCKHOLDERS' EQUITY	2006	2005

Current Liabilities:
Current maturities of long-term debt	$1,668	$865
Current maturities of note payable to Continental Airlines, Inc.	—	17,545
Current maturities of capital lease obligations	821	770
Accounts payable	3,668	3,467
Accrued payroll and related costs	48,643	50,157
Amounts due to Continental Airlines, Inc., net	3,522	—
Deferred income taxes	14,785	11,178
Accrued other liabilities	61,985	67,639

Total Current Liabilities	135,092	151,621

Long-term Debt	12,818	14,435

4.25% Senior Convertible Notes due 2023	137,200	137,200

Capital Lease Obligations	214	1,035

Deferred Income Taxes	38,030	37,461

Other Long-term Liabilities	9,361	10,008

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares and one share issued and outstanding, respectively	—	—
Common stock - $.01 par, 200,000,000 shares authorized, and 54,653,942 and 54,653,942 shares issued, respectively	547	547
Additional paid-in capital	165,658	165,074
Accumulated earnings	142,349	50,082
Unearned compensation on restricted stock	—	(1,518)
Accumulated other comprehensive income	364	—
Common stock held in treasury, at cost — 487,261 and 594,747 shares, respectively	(4,604)	(5,675)

Total Stockholders’ Equity	304,314	208,510

Total Liabilities and Stockholders’ Equity	$637,029	$560,270

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2006	2005	2004

Cash Flows from Operating Activities:
Income before dividends	$92,565	$97,993	$122,771
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	3,961	2,018	14,411
Depreciation and amortization	25,771	26,992	23,537
Equity loss from investments in other entities	2,036	606	—
Other, Net	2,855	3,240	8,067
Changes in operating assets and liabilities:
Increase in restricted cash	(2,009)	(2,906)	(3,112)
(Increase) decrease in account receivable, net	(3,003)	1,732	(1,001)
(Increase) decrease in amounts due Continental Airlines, Inc., net	8,353	(16,071)	2,322
(Increase) decrease in spare parts and supplies, net	894	(944)	(4,672)
(Increase) decrease in prepayments and other assets	(6,816)	(696)	6,482
Increase (decrease) in accounts payable	(224)	321	(4,044)
Increase (decrease) in other liabilities	(7,680)	18,305	(11,156)

Net cash provided by operating activities	116,703	130,590	153,605

Cash Flows from Investing Activities:
Capital expenditures	(27,542)	(21,147)	(37,536)
Purchase of flight equipment from Continental Airlines, Inc.	—	—	(1,368)
Proceeds from the sale of property and equipment to Continental Airlines, Inc.	397	901	—
Proceeds from disposition of equipment	—	1,826	383
Sale (purchase) of short-term investments	—	18,650	(5,000)
Investments in and Advances to consolidated and other entities	(6,414)	(20,984)	—

Net cash used in investing activities	(33,559)	(20,754)	(43,521)

Cash Flows from Financing Activities:
Repurchase of common stock	—	(5,643)	—
Payments on note payable to Continental Airlines, Inc.	(17,545)	(81,259)	(94,368)
Payments on long-term debt and capital lease obligations	(1,642)	(6,708)	(2,611)
Redemption of note related to Series A Preferred Stock	—	5,000	—
Proceeds from issuance of common stock	391	602	842
Proceeds from sale-leaseback transactions	—	15,268	—

Net cash used in financing activities	(18,796)	(72,740)	(96,137)

Net Increase in Cash and Cash Equivalents	64,348	37,096	13,947
Cash and Cash Equivalents - Beginning of Year	227,285	190,189	176,242

Cash and Cash Equivalents - End of Year	$291,633	$227,285	$190,189

Supplemental Cash Flow Information:
Interest paid	$7,186	$9,900	$11,165
Income taxes paid, net (including amounts from our tax agreement with Continental Airlines, Inc.)	$65,783	$51,751	$65,353

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Treasury Stock
	Share	Amount	Share	Amount	Additional Paid-in Capital	Unearned Compensation on Restricted Stock	Accumulated Other Comprehensive Income/(Loss)	Accumulated Earnings (Deficit)	Total

Balance at December 31, 2003	54,165	542	0	—	159,841	—	—	(170,670)	(10,287)
Net Income	—	—	—	—	—	—	—	122,771	122,771
Issuance of common stock pursuant to stock plans	210	2	(3)	35	2,571	(1,763)	—	(1)	844
Cancellation of previously issued equity awards	—	—	5	(57)	—	57	—	—	—
Amortization of deferred compensation	—	—	—	—	—	710	—	—	710
Deferred compensation income tax effect	—	—	—	—	6	—	—	—	6

Balance at December 31, 2004	54,375	544	2	(22)	162,418	(996)	—	(47,900)	114,044
Net Income							—	97,993	97,993
Issuance of common stock pursuant to stock plans	279	3	(8)	99	2,637	(2,126)	—	(11)	602
Cancellation of previously issued equity awards	—	—	10	(109)	—	36	—	—	(73)
Amortization of deferred compensation	—	—	—	—	—	1,568	—	—	1,568
Deferred compensation income tax effect	—	—	—	—	19	—	—	—	19
Stock repurchase	—	—	591	(5,643)	—	—	—	—	(5,643)

Balance at December 31, 2005	54,654	547	595	(5,675)	165,074	(1,518)	—	50,082	208,510
Net Income								92,565	92,565
Other Comprehensive Income, net of tax							364	—	364
Comprehensive Income									92,929
Issuance of common stock pursuant to stock plans	—	—	(126)	1,184	(631)	—	—	(279)	274
Cancellation of previously issued equity awards	—	—	18	(113)	12	—	—	—	(101)
Amortization of deferred compensation	—	—	—	—	(1,518)	1,518	—	—	—
Stock based compensation	—	—	—	—	2,707	—	—	—	2,707
Deferred compensation income tax effect	—	—	—	—	14	—	—	—	14
Other	—	—	—	—	—	—	—	(19)	(19)

Balance at December 31, 2006	54,654	$547	487	$(4,604)	$165,658	$—	$364	142,349	$304,314

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (“Airlines”), which currently operates as Continental Express (Holdings and Airlines are together referred to as  “ExpressJet,” “we,” “us” and “our”).  Airlines is one of the largest regional airlines in the world, based on available seat miles, number of regional jets in its fleet and number of passengers flown.  We also invest in other entities that permit us to leverage the management experience, efficiencies and economies of scale present in our subsidiaries.

            Airlines currently operates a fleet of 274 aircraft.  During substantially all of 2006, the entire fleet operated on behalf of Continental as Continental Express pursuant to our capacity purchase agreement (the “Continental CPA”) and we received substantially all of our revenue under that agreement.  In December 2006, Continental began releasing 69 aircraft (25% of our fleet) from that agreement.  We redeployed two of these aircraft to charter service in 2006; the other 67 are being removed from Continental service during the first six months of 2007 and will be deployed in branded flying, charter service, or a CPA arrangement with a major network carrier.  Branded flying, under the name “ExpressJet” will provide regularly scheduled air service to West, Midwest and Southeast destinations in the United States commencing service on April 2, 2007.  We will continue to operate the remaining 205 aircraft under the Continental CPA.  Although we believe that these new operations will enhance stockholder value in the long term, significant start-up costs will be incurred during our transition period, which is likely to significantly reduce our overall profitability for 2007.  In addition, we may experience volatility in our quarterly results as these operations begin.

Note 1 – Summary of Significant Accounting Policies

              (a) Principles of Consolidation –

            The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Holdings and its subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

            On August 31, 2006, ExpressJet purchased the remaining 51% interest in American Composites, LLC, an aviation maintenance business in Miami, Florida, for $0.8 million in cash and the results of operations were consolidated in our financial statements beginning on September 1, 2006.  Prior to this date, we accounted for this investment under the equity method of accounting as prescribed by Accounting Principles Board Opinion No. 18 – “The Equity Method of Accounting for Investments in Common Stock.”

            During 2006, we invested $1.5 million for an 80% interest in Saltillo Jet Center, S. de R.L. de C.V. (“Saltillo Jet Center”) an aircraft paint facility located in Saltillo, Mexico.  We invested $9.2 million for the construction of the hangar and office facilities from which the company conducts its operations.    As a result, we consolidated Saltillo Jet Center beginning on August 1, 2006.

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

            (c) Cash and Cash Equivalents –

            Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible into cash and have maturities of three months or less when purchased.  Restricted cash is our collateral for estimated future workers’ compensation claims, letters of credit, and charter deposits.

            (d) Accounts Receivables, net –

            Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts.  Our allowance for uncollectible accounts at the end of 2006 and 2005 was $0.1 million.

            (e) Spare Parts and Supplies, net –

            Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when used.  An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value.  These allowances are based on our estimates, which are subject to change.  Our allowance for obsolescence at December 31, 2006 and 2005 was $9.8 million and $9.1 million, respectively.

            (f) Property and Equipment –

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

            As shown in the following table, our aircraft fleet consisted of 274 regional jets at December 31, 2006.   We currently lease or sublease all of our existing regional jet aircraft from Continental.  See “—Note 4.”  Our aircraft options as of December 31, 2006 are also shown below.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Commitments – Purchase Commitments.”

Type	Total Leased Aircraft	Options	Seats in Standard Configuration

ERJ-145XR	104	100	50
ERJ-145	140	—	50
ERJ-135	30	—	37

Total	274	100

Pursuant to our agreement with Embraer, the 100 ERJ-145XR option aircraft can be converted to some other types of aircraft within the ERJ-145 Family at our discretion.

            (g) Intangible Assets –

            Reorganization Value in Excess of Amounts Allocable to Identifiable Assets represents primarily the amount that arose from Continental’s emergence from bankruptcy reorganization in 1993.   Effective January 1, 2002, we adopted and began to account for this asset in accordance with Statement of Financial Accounting Standard No. 142–“Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them.

            We evaluate the carrying value of this asset each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  We perform an impairment review on an annual basis, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Our review includes the acquisition, market-multiple and income approaches to valuation.  If this review indicates that our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets will not be recoverable, the carrying value is reduced to the fair value.  We performed this review during 2006, 2005 and 2004 and determined that we did not have any impairment of our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.  Our annual impairment test is performed as of June 30 of each year.

            In finalizing the business model for the aircraft being released from the Continental CPA, we determined a triggering event had occurred during the fourth quarter of 2006.  In accordance with our policy, we performed an SFAS 142 impairment analysis as soon as reasonably possible after the triggering event, using the latest data available.  No impairment was identified.

            Airport operating rights, the rights to use certain take-off and landing slots and gates, are amortized on a straight-line basis over the life of the related airport facility lease, which approximates 20 years, with no residual value.  Debt issuance cost and capitalized costs related to our senior convertible notes is amortized on a straight-line basis over 20 years, the term of the notes, and with no residual value.

            (h) Investments in Other Entities –

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

Company	Carrying Amount of Investment at December 31, 2006 (in millions)

JetX Aviation Limited	$—
Wing Holdings, LLC	14.8
Flight Services and Systems, Inc.	3.2

            In March 2005, we purchased an interest, constituting one share less than 50%, in JetX Aviation Limited, also known as ExpressJet Europe, for approximately $0.9 million.  The carrying amount of our investment exceeded the amount of the company’s underlying equity by approximately $0.5 million at the date of the investment.  This difference was treated as goodwill and thus was not amortized.  On June 14, 2006, we loaned the company approximately $0.4 million to extend the level of support, which was contemplated by the governing agreements and original business plan, through its development stage.  We recorded this receivable accordingly in Other Assets, net.  During the third quarter of 2006, after exhaustive discussions with numerous European air carriers and the company’s failure to successfully negotiate a transaction, we determined that a decline in our investment was other than temporary, and recorded an impairment loss of $0.4 million for the investment and related goodwill.  Additionally, the outstanding loan balance was fully reserved during the third quarter 2006 resulting in a loss of $0.4 million recorded in Other Operating Expenses.

            We purchased a 49% interest in Wing Holdings, LLC for $16.0 million in June 2005.  The carrying amount of our investment exceeded the amount of the company’s underlying equity by approximately $8.5 million at the time of our investment.  We evaluated the net book value of the company’s fixed assets as of June 30, 2005 and identified approximately a $1.9 million difference between net book value and fair value.  The majority of the difference is being amortized over the remaining average life of the assets identified.  As of December 31, 2006, the balance of the fair value difference, net of amortization, was approximately $0.8 million.  The remaining $6.6 million of our difference in the underlying investment is considered goodwill and thus is not amortized.

            In January 2006, we purchased a 44% interest in Flight Services and Systems, Inc. for $3 million.  At the same time, we loaned the company $1 million which is classified in Other Assets, net, on the consolidated balance sheets.  The note is due and payable in full on September 30, 2007 with interest due and payable quarterly on the 15th day following the close of each calendar quarter.  The loan interest rate is equal to the lesser of 7% per annum or the three-month LIBOR plus 150 basis points.  We have received interest payments pursuant to the terms of the agreement including the fourth quarter 2006 interest payment that was due January 15, 2007.

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

            (i) Deferred Credits –

            Our spare part and flight training credits are primarily derived from our purchase agreement with Embraer.  All spare part credits are used to offset the purchase price of initial spare parts provisioning for our newly delivered aircraft.  Similarly, the flight training credits are used to pay for the initial simulator rent costs for our pilots.  These credits are recorded in long-term liabilities, with an offsetting entry to prepayments and other current assets or current accrued liabilities if we used more credits than the amount we are entitled to at year-end.  The deferred credits are amortized as a reduction to our aircraft rent expense over the life of the associated aircraft lease.  Amortization totaled $0.9 million for each 2006 and 2005.  The prepayments and other current assets or current accrued liabilities are reduced as the credits are used or as the remaining firm order aircraft are delivered.

            (j) Operating Revenue –

            We recognized our operating revenue under the Continental CPA based on negotiated rates for each scheduled block hour Airlines flies for Continental.  The rates were designed to provide Airlines with a target operating margin of 10% before taking into account variations in some costs and expenses that are generally controllable by Airlines.  We also record other revenues earned under the Continental CPA, such as percentage of completed flights, certain on-time departures and baggage handling.  See “– Note 2” for details of the block hour rates and the performance incentive payments.  Our operating revenue is reconciled and settled with Continental on a monthly basis, except for the quarterly reconciliation of Airlines’ costs within the margin band as defined in the Continental CPA.  The rates we use to calculate our operating revenue are based on our interpretation of the agreement.  If our interpretation materially differs from Continental’s, our revenue could be materially understated or overstated.

            All fully-reconciled costs incurred in connection with the Continental CPA are recorded as expense and revenue on a gross basis except for certain costs such as fuel costs above our fuel and related tax cap and facility rent at Continental’s hubs.  These costs are absorbed by Continental under the terms of the Continental CPA and as such we are not the primary obligor for these costs and accordingly, these costs are not recorded as either revenue or expense by us.

            (k) Wages, Salaries and Related Expenses –

            As our collective bargaining agreements become amendable, we accrue for anticipated retroactive pay that we estimate will be due under the new contract.  We have two stock-based compensation plans: the ExpressJet Holdings, Inc. 2002 Stock Incentive Plan and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan. The Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”. See “- Note 9” for further details.

            (l) Maintenance and Repair Costs –

            Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, except for those maintenance costs covered by power-by-the-hour agreements, which are expensed based on contractual terms.  In 2006 and 2005, power-by-the-hour arrangements represented approximately 70% of our maintenance, materials and repairs costs.

            (m) Income Taxes –

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

            (n) Earnings per Share –

            We account for earnings per share in accordance with Statement of Financial Accounting Standard No. 128 — “Earnings per Share.” Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.  The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the years ended December 31, 2006, 2005, and 2004 (in thousands, except per share amounts):

	Year ended December 31,

	2006	2005	2004
Numerator:
Net income	$92,565	$97,993	$122,771
Income impact of assumed conversion of convertible debt	3,662	3,656	3,506

	$96,227	$101,649	126,277

Denominator:
Weighted average common shares outstanding	53,864	54,117	54,220
Effect of stock options	2	11	9
Effect of restricted stock	125	56	12
Assumed conversion of convertible debt	7,538	7,538	7,538

	61,529	61,722	61,779

Basic earnings per share	$1.72	$1.81	$2.26

Diluted earnings per share	$1.56	$1.65	$2.04

            We excluded 239,078 and 287,563 shares of restricted stock from the weighted average shares used in computing Basic EPS for the year ended December 31, 2006 and 2005, respectively, as these shares were not vested as of these dates.

            We adopted the Emerging Issues Task Force Issue No 04-08 – “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) on December 15, 2004.  As a result, we included the potential common stock equivalents related to our senior convertible notes in our computation of Diluted EPS and restated all prior periods in which the convertible notes were outstanding, as shown in the table above.

            The weighted average common shares outstanding for the Diluted EPS calculation also includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and vesting of restricted stock.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 2.3 million, 1.6 million and 1.1 million shares of our common stock for the years ended December 31, 2006, 2005 and 2004, respectively these options' exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.2 million shares of restricted stock for the year ended December 31, 2005 and 2004.

            (o) Comprehensive Income –

            We provide medical bridge coverage for employees between the ages of 60 to 65, with at least 10 years of service who have retired from the company.  On December 31, 2006 we adopted the recognition and disclosure provisions of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“Statement 158”).  Statement 158 required the recognition of fund status (i.e., the difference between the fair value of plan assets and projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The incremental effects of adopting the provisions of Statement 158 on the statement of financial position at December 31, 2006 is an increase to accumulated other comprehensive income and a decrease to accrued payroll and related cost of $0.4 million, net of tax.

            (p) Financial Instruments and Risk Management –

            Financial Instruments –– Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, our long-term secured debt to EDC, note payable to Continental (which has been repaid in full) and 4.25% senior convertible notes due 2023.  The carrying amount of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments.  As of December 31, 2006 and 2005, the fair value of our long-term secured debt to EDC was approximately $14.7 million and $15.0 million, respectively.  The fair value of our 4.25% senior convertible notes due 2023 was approximately $127.9 million and $112.8 million based on the quoted market price as of December 31, 2006 and 2005, respectively.  As of December 31, 2004, we also had one share of non-voting Series A Preferred Stock, par value $.01 per share, outstanding.  The carrying value of our Series A Preferred Stock at December 31, 2004 approximated fair value.  We redeemed this instrument in April 2005.  See “—Note 5” below.

            Credit Risk Due to Certain Concentrations –– We provide Continental substantially all of its regional jet capacity at its hub airports as well as additional non–hub service.  We are economically dependent upon Continental as substantially all of our revenue is received from Continental.  See Item 1A. “Risk Factors” for detailed discussions.  If Continental defaults on the payment obligations it has to us under the Continental CPA or other agreements, then in addition to any other remedies we may have, we can offset the amount of the defaulted payments against the amounts we owe to Continental under any agreements in an amount corresponding to its defaulted payments.

            (q) Recently Issued Accounting Standards –

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

            (r) Reclassifications –

            Certain reclassifications have been made in prior years’ financial statements to conform to the current year presentation.  They include a reclassification amount due from Continental to Other Assets for seven engines sold to Rolls Royce; a reclassification from Accrued Other Liabilities to Accounts Payable for our “received not invoiced” accrual; and a reclassification from Other Long Term Liabilities to Accrued Other Liabilities for the current portion of deferred credit amortization expense.

Note 2 – Capacity Purchase Agreement with Continental

              General.  We currently derive substantially all of our revenue from the Continental CPA.  Under this agreement, Airlines operates flights on behalf of Continental as Continental Express.  Continental controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

            Under the Continental CPA, some marketing-related costs normally associated with operating an airline are borne by Continental.  These costs include:

•	reservations and sales;
•	commissions;
•	advertising;
•	revenue accounting;
•	fare and tariff filings; and
•	food and beverage service.

            On December 28, 2005, Continental gave us notice of its intention to withdraw 69 aircraft from the agreement beginning in December 2006 and ending in June 2007.  We subsequently decided to retain all 69 aircraft.  As of February 21, 2007, we have transitioned 21 aircraft from Continental.

            Compensation and Operational Responsibilities.  Under the agreement, Airlines is entitled to payment for each block hour that Continental schedules it to fly.  Payment is based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that are generally within our control.  In accordance with the agreement, the original cost components used in this formula remained in place until December 31, 2004, after which new rates are to be established annually with the same methodology.  We have exposure for most labor costs and some maintenance and general administrative expenses, if the actual costs are higher than those reflected in our block hour rates.

            Beginning in the fall of 2004, we negotiated with Continental to adjust the scheduled block hour rates annually as required under the capacity purchase agreement.  The agreement calls for rates to be set by November 1 of each year.  See the detailed discussion of the 2007 rate setting process below.

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

            During 2005, Airlines’ quarterly reconciliation payments to Continental totaled $23.4 million, based on the terms of this agreement.  The table below describes how variations between Airlines’ actual costs and estimated costs, as determined in the block hour rates, have been treated under the capacity purchase agreement since January 1, 2005:

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

            2007 Rate Setting.    We began 2007 rate discussions with Continental last September. Although the capacity purchase agreement contemplates a November 1 deadline for setting the rates, the parties agreed to extend the deadline.  However, in January, ExpressJet and Continental submitted their disagreements regarding 2007 rates to binding arbitration in accordance with the terms of the capacity purchase agreement.

            In the arbitration, each party has selected one arbitrator, and those two arbitrators will select the third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that will likely result in a hearing and the issuance of a final decision by late in the second or early in the third quarter of 2007.  ExpressJet will continue to be paid under the 2006 block hour rates during the arbitration process and expects the decision setting the revised rates to be retroactive to January 1, 2007.

            Capacity and Fleet Matters.  Subject to the aircraft withdrawal that began in December 2006, the capacity purchase agreement covered all of Airlines’ 274 aircraft for most of 2006.  By June 30, 2007, 205 aircraft will remain covered under our agreement with Continental.

            The capacity purchase agreement also allowed us to be Continental’s exclusive regional jet service provider at Newark’s Liberty International, Houston’s Bush Intercontinental and Cleveland’s Hopkins International airports through December 31, 2006.  The Continental CPA also provides that Continental has the right to withdraw a limited number of our regional jets covered by the agreement under certain circumstances upon 12 months notice.  On December 28, 2005, Continental gave us a withdrawal notice with respect to 69 aircraft, the maximum number that it could withdraw at that time.  Under the terms of the agreement, Continental cannot withdraw additional aircraft until December 28, 2009 unless the agreement is terminated early, which Continental can do at any time upon twelve months’ notice.

            The Continental CPA has a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental to increase by 200 basis points, which was triggered when we chose to retain the aircraft released from the agreement.  See Item 1. “Business–Capacity Purchase and Other Agreements with Continental Airlines – Aircraft Financing.”

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

            As discussed above, Continental has reduced the level of its commitment for our aircraft under the capacity purchase agreement, which could materially reduce our revenue and earnings.  Furthermore, Continental leases from third parties a substantial portion of the aircraft and airport facilities that it subleases to us.  If Continental declared bankruptcy or otherwise defaulted under these leases, we would have no rights to these aircraft or facilities.  Our access to our aircraft and airport facilities would depend on negotiations between the lessors and us.

            Most Favored Nations.  So long as Continental is our largest customer, if we enter into a capacity purchase or economically similar agreement with another major airline (defined as any airline with annual revenues greater than $500 million, prior to adjustment for inflation since 2000) to provide regional airline service for more than 10 aircraft on terms and conditions that are, in the aggregate, less favorable to us than those in the Continental CPA, the agreement has a provision that may allow Continental to amend its agreement with us to conform to the terms and conditions of our new agreement.

Note 3 –– Details of Certain Accounts

Accrued other liabilities consist of the following (in thousands):

	As of December 31,
	2006	2005

Airport services	$18,565	$16,596
Maintenance, materials and repairs	17,701	17,627
Taxes (1)	8,917	16,592
Flight operation related expenses	6,965	7,343
Interest	2,586	2,574
Other	7,251	6,907

	$61,985	$67,639

(1) Includes income taxes payable as well as other taxes payable.

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2006	2005

Spare parts credit	$3,116	$3,802
Flight training credits	5,354	5,597
Other	891	609

	$9,361	$10,008

Note 4 –– Leases

            We lease or sublease all 274 of our aircraft under operating leases with lease terms ranging from 16 to 16.5 years from Continental. Our sublease agreements with Continental for the remaining 205 aircraft have substantially the same terms as the lease agreements between Continental and the third-party lessors, and expire between 2013 and 2022.  The agreement has a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental to increase by 200 basis points, which was triggered when we chose to retain the 69 aircraft released from the Continental CPA.  This increase is included in the tables below.  Rental payments for each aircraft are fixed upon lease execution with no escalation clauses.  We also lease or sublease, under various operating leases, ground equipment and substantially all of our ground facilities, including facilities at public airports from Continental or the municipalities or agencies owning and controlling such airports.  Though the duration and terms of these leases vary greatly, we expect, in most cases, leases to be renewed or replaced by new leases as required in the normal course of business.  Our leases do not include residual value guarantees.

            At December 31, 2006, the scheduled future minimum lease payments under capital leases due to third-party lessors and the scheduled future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in millions):

		Operating Leases

	Capital Leases	CAL CPA (205 Aircraft)	69 Aircraft	Non- Aircraft	Totals

Year ending December 31, 2007	$0.9	$264.7	$80.5	$15.2	$360.4
2008	0.2	243.2	104.8	14.2	362.2
2009	—	243.2	104.8	13.7	361.7
2010	—	243.2	104.8	12.8	360.8
2011	—	243.2	104.8	11.1	359.1
Later years	—	1,388.1	935.6	61.1	2,384.8

Total minimum lease payments	1.1	$2,625.6	$1,435.3	$128.1	$4,189.0

Less: amount representing interest	0.0

Present value of capital leases	1.1
Less: current maturities of capital leases	0.9

Long-term capital leases	$0.2

            Amortization of capital leases is included with depreciation expense as disclosed in the financial statements.

            Our total rental expense for all non-aircraft operating leases was approximately $45.6 million, $39.3 million and $33.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

            Total aircraft and non-aircraft rent expense was approximately $378.0 million, $348.3 million and $314.8 million for the years ended December 31, 2006, 2005 and 2004, which included $349.5 million, $323.3 million and $292.6 million of payments under leases with Continental CPA.  In addition, of the total rental expense, $315.1 million, $290.4 million and $262.7 million are related to subleases with Continental for 2006, 2005 and 2004, respectively.

            If we defaulted on our payment obligations under our aircraft and facility leases or subleases with Continental, Continental would be entitled to reduce future payments to us under the Continental CPA by the amount of the defaulted payment.

Note 5 –– Note Payable to Continental

            Under the promissory note dated March 31, 2001, net amounts due Continental were converted into a long-term note payable of $552.3 million, which bore interest at a fixed rate of 4.9% through June 30, 2001.  Effective July 1, 2001, the rate for subsequent quarters was set at the three-month LIBOR plus 1.25% per annum.  The note was our unsecured general obligation and was subordinated in right of payment to all of our future senior indebtedness and was junior to any of our secured obligations and the secured obligations of our wholly owned subsidiaries to the extent of the collateral pledged.

            On March 31, 2006, we paid the remaining principal balance and accrued interest at 5.78% on our note to Continental.  Total payments made during 2006 and 2005 (including the discretionary prepayments) were $17.8 million and $84.7 million, respectively.

            The weighted average interest rate for the year ended December 31, 2006, 2005 and 2004 was 5.8%, 4.4% and 2.6% per annum, respectively.  The statements of operations include total interest charges from Continental of $0.3 million, $3.5 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 6 –– Long-term Debt

            As of December 31, 2006, long–term debt, including current maturities, totaled $14.5 million, which consisted of secured debt owed to EDC.

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

            Repayment of the convertible notes is jointly and severally guaranteed on an unconditional basis by Airlines.  Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on Airlines’ ability to transfer funds to Holdings in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to us in certain circumstances.

            The amount of all scheduled debt maturities, due over the next five years and thereafter is as follows (in millions):

Year ending December 31,
2007	$1.7
2008	$140.7
2009	$3.5
2010	$3.5
2011	$2.4
Thereafter	$0

            The table above assumes the senior convertible notes will be due on August 1, 2008, the earliest date that the holders of the notes may require us to repurchase the notes.

            Other than the debt obligations described above, we do not have any other source of long-term borrowings or available lines of credit.  There is no covenant under any of our current long-term debt agreements that restricts our ability to undertake additional debt or equity financing.

            The following condensed consolidating balance sheets, results of operations and cash flows present separately the financial position of the parent issuer, Holdings, the subsidiary guarantor, Airlines, and all other non-guarantor subsidiaries of Holdings on a combined basis.

	Condensed Consolidating Balance Sheet
	December 31, 2006
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Current assets	$37	$341,990	$6,902	$(135)	$348,794
Property and equipment, net	—	229,377	15,706	—	245,083
Investments in other entities	3,194	—	14,823	—	18,017
Other assets	17,567	7,285	283	—	25,135

Total assets	$20,798	$578,652	$37,714	$(135)	$637,029

Current liabilities	$9,418	$125,913	$276	$(515)	$135,092
Intercompany payables (receivables)	(336,128)	330,624	(236)	5,740	—
Long-term debt	137,200	12,981	51	—	150,232
Other liabilities	—	52,412	339	(5,360)	47,391
Stockholders’ equity	210,308	56,722	37,284	—	304,314

Total liabilities and stockholders’ equity	$20,798	$578,652	$37,714	$(135)	$637,029

	Condensed Consolidating Balance Sheet
	December 31, 2005
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Current assets	$9,436	$265,942	$2,849	$(258)	$277,969
Property and equipment, net	—	230,060	10,391	—	240,451
Investments in other entities	—	—	17,255	—	17,255
Other assets	21,855	7,996	(72)	(5,184)	24,595

Total assets	$31,291	$503,998	$30,423	$(5,442)	$560,270

Current liabilities	5,869	144,894	1,116	(258)	151,621
Intercompany payables receivables)	(313,360)	324,830	(11,470)	—	—
Long-term debt	137,200	15,470	—	—	152,670
Other liabilities	10	52,816	20	(5,377)	47,469
Stockholders’ equity	201,572	(34,012)	40,757	193	208,510

Total liabilities and stockholders’ equity	31,291	503,998	30,423	(5,442)	560,270

	Condensed Consolidating Results of Operations
	Year Ended December 31, 2006
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue	$—	$1,674,327	$9,542	$(4,232)	$1,679,637
Operating expenses	1,984	1,529,842	10,972	(4,232)	1,538,566

Operating income (loss)	(1,984)	144,485	(1,430)	—	141,071

Interest expense	(5,913)	(19,225)	(5)	17,808	(7,335)
Interest income	18,029	14,444	—	(17,808)	14,665
Capitalized Interest	—	294	—	—	294
Equity investment income (loss)	194	—	(2,230)	—	(2,036)
Other, net	—	153	(356)	—	(203)

Income before income taxes	10,326	140,151	(4,021)	—	146,456
Income tax benefit (expense)	(3,675)	(50,764)	548	—	(53,891)

Net income	$6,651	$89,387	$(3,473)	$—	$92,565

	Condensed Consolidating Results of Operations
	Year Ended December 31, 2005
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue	$—	$1,562,746	$455	$(383)	1,562,818
Operating expenses	2,255	1,403,700	703	(383)	1,406,275

Operating income (loss)	(2,255)	159,046	(248)	—	156,543

Interest expense	(6,033)	(22,533)	13	17,808	(10,745)
Interest income	18,495	7,608	—	(17,808)	8,295
Capitalized Interest	—	493	13	—	506
Equity investment income (loss)	—	—	(606)	—	(606)
Other, net	—	241	—	—	241

Income before income taxes	10,207	144,855	(828)	—	154,234
Income tax expense	(3,572)	(52,853)	184	—	(56,241)

Net income	$6,635	$92,002	$(644)	$—	97,993

	Condensed Consolidating Results of Operations
	Year Ended December 31, 2004
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue	$—	$1,507,524	$—	$—	1,507,524
Operating expenses	—	1,302,097	—	—	1,302,097

Operating income (loss)	—	205,427	—	—	205,427

Interest expense	(6,040)	(21,746)	—	15,945	(11,841)
Interest income	16,306	3,312	—	(15,945)	3,673
Capitalized Interest	—	581	—	—	581
Equity investment income (loss)	—	—	—	—	—
Other, net	—	164	—	—	164

Income before income taxes	10,266	187,738	—	—	198,004
Income tax expense	—	(75,233)	—	—	(75,233)

Net income	$10,266	$112,505	$—	$—	$122,771

	Condensed Consolidating Cash Flows Year Ended December 31, 2006 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$115,249	$(232)	$1,686	$116,703
Investing activities	(4,500)	(22,346)	(4,679)	(2,034)	(33,559)
Financing activities	(4,992)	(19,424)	5,272	348	(18,796)

Net increase/(decrease) in cash	(9,492)	73,479	361	—	64,348
Cash at the beginning of the period	9,492	217,669	124	—	227,285

Cash at the end of the period	$—	$291,148	$485	$—	$291,633

	Condensed Consolidating Cash Flows Year Ended December 31, 2005 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$112,395	$(2,442)	$20,637	$130,590
Investing activities	—	9,276	(27,030)	(3,000)	(20,754)
Financing activities	(11,999)	(72,699)	29,595	(17,637)	(72,740)

Net increase/(decrease) in cash	(11,999)	48,972	123	—	37,096
Cash at the beginning of the period	21,491	168,698	—	—	190,189

Cash at the end of the period	$9,492	$217,670	$123	$—	$227,285

	Condensed Consolidating Cash Flows Year Ended December 31, 2004 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$2,551	$153,605	$—	$(2,551)	$153,605
Investing activities	—	(43,521)	—	—	(43,521)
Financing activities	842	(99,530)	—	2,551	(96,137)

Net increase/(decrease) in cash	3,393	10,554	—	—	13,947
Cash at the beginning of the period	18,098	158,144	—	—	176,242

Cash at the end of the period	$21,491	$168,698	$—	$—	$190,189

Note 7 –– Income Taxes

            Income tax expense (benefit) for the year ended December 2006, 2005 and 2004 consisted of the following (in millions):

	2006	2005	2004

Federal
Current	$50.1	$51.7	$60.6
Deferred	2.2	1.5	10.4
State:
Current	(0.2)	2.5	0.2
Deferred	1.8	0.5	4.0

Total Income Tax Expense	$53.9	$56.2	$75.2

            The reconciliations of income tax computed at the United States federal statutory tax rates to income tax expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Amount			Percentage

	2006	2005	2004	2006	2005	2004

	(in millions)
Income tax expense at United States statutory rates	$51.3	$53.9	$69.3	35.0%	35.0%	35.0%
State income tax expense (net of federal benefit)	1.2	2.3	4.2	0.8	1.5	2.1
Meals and entertainment disallowance	1.6	1.7	1.4	1.1	1.1	0.7
Other	(0.2)	(1.7)	0.3	(0.1)	(1.1)	0.2

Income tax expense, net	$53.9	$56.2	$75.2	36.8%	36.5%	38.0%

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows (in millions):

	2006	2005

Deferred Tax Liabilities:
Fixed assets	$46.1	$48.3
Other	1.8	1.7

Gross deferred tax liabilities	47.9	50.0

Deferred Tax Assets:
State loss carryforwards, net	$5.3	$5.4
Intangible assets	292.0	317.8
Other	9.6	13.0

Gross deferred tax assets	306.9	336.2

Valuation allowance / net tax agreement obligation to Continental	311.8	334.8

Net deferred tax liabilities	$(52.8)	$(48.6)

            In October 2006, Continental entered into a final settlement agreement with the IRS that included periods during which we were included in its consolidated federal income tax return.  Our taxable income was not adjusted, but the amount of net operating losses allocated to us was increased by approximately $31.2 million.  In accordance with our tax agreement with Continental, we paid Continental approximately $10.9 million for the increase of our federal net operating loss carryforwards.  In addition, we adjusted our tax accounts for the increase in our federal net operating loss which was fully utilized in our 2005 tax year.

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  We made approximately $24.8 million and $25.3 million of net payments to Continental under the tax agreement related to the additional tax deductions during 2006 and 2005, respectively.

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

            We believe that our initial public offering created a change in ownership limitation on the utilization of our federal tax attribute carryforwards, primarily net operating losses.  Section 382 of the Internal Revenue Code limits our utilization of these attributes to offset up to approximately $43.3 million of post-change taxable income per year.   This limitation did not have any impact on our financial condition during the years ending 2006 and 2005.

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

Note 8 ––Preferred, Common and Treasury Stock

            Preferred Stock.  We have 10 million shares of authorized preferred stock, par value $.01 per share.  One share of preferred stock was issued and outstanding at December 31, 2004.

            After Continental’s ownership of common shares fell below 10% on April 7, 2005, we redeemed the sole share of our Special Voting Preferred Stock held by Continental. The redemption terminated Continental’s right to elect a director to our board of directors. In January 2007, Continental sold all but 625 shares of our common stock.

            Our board is divided into three classes, and our directors are elected by stockholders for three-year terms.  Two of the classes are comprised of three directors and the third is comprised of two.

            Common Stock.  We currently have one class of common stock, par value $.01 per share, with 54.7 million shares issued.  Each share of common stock is entitled to one vote.  Common stockholders would participate ratably in any dividends or distributions on the common stock.

            Treasury Stock.  In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Purchases have been made from time to time in the open market; the timing of any share repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  Common stock acquired through the program will be available for general corporate purposes.  In 2005, we purchased 590,800 shares of our common stock at an average cost per share of $9.55.  We did not make any purchases under this program during 2006.

            In addition, under the Incentive Plan, our board of directors can approve the issuance of restricted stock to various employees and non-employee directors.  Forfeitures of awarded shares resulted in common stock held in treasury from which subsequent restricted stock awards can be issued and stock option exercises can be satisfied.

Note 9 –– Stock Based Compensation Plans

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

            Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (“Statement 123(R)”) using the modified-prospective transition method.  Under that transition method, compensation cost recognized during the twelve months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not vested at January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated, which is consistent with the transition method selected.

            The fair value of Holdings’ options granted during 2006 was estimated at the date of grant using the Black-Scholes option-pricing model, which requires us to make several assumptions.  The table below summarizes the weighted-average of these assumptions for the year ended December 31, 2006:

Risk-free interest rate	4.9%
Dividend yield	—
Expected market price volatility of our common stock	50.5%
Expected life of options (years)	7.0

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

            Based upon the assumptions above, the weighted-average fair value of the options granted during 2006 was determined to be $3.23.

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2006	1,872	$13.39	—	—
Granted	870	5.55	—	—
Exercised	—	—	—	—
Forfeited or Expired	(40)	12.65	—	—
Outstanding at December 31, 2006	2,702	$10.90	7.39	2,206
Exercisable at December 31, 2006	1,643	$13.90	6.24	31

            A summary of the status of our non-vested shares of restricted stock as of December 31, 2006, and changes during the twelve months ended December 31, 2006, is presented below:

Non-vested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)

Non-vested at January 1, 2006	287	$10.67	2,324
Granted	53	6.09	—
Vested	(97)	10.19	633
Forfeited	(4)	10.56	—

Non-vested at December 31, 2006	239	$9.86	1,937

            As of December 31, 2006, there was $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted average period of 2.0 years.

            On May 7, 2003, our stockholders approved the ESPP, which authorized the sale of up to one million shares of our common stock.  We have reserved one million shares of our common stock for issuance under the ESPP.  Under the plan, all of our employees are eligible to purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of the semi-annual purchase period.  Our first purchase period began on July 1, 2003.  Employees may sell shares obtained under the ESPP six months after the end of the plan period in which the shares were purchased.  During 2006 and 2005, 75,081 and 69,347 shares, respectively, of our common stock were issued to our employees at prices ranging from $5.87 to $6.88 in 2006 and prices ranging from $7.23 to $10.37 in 2005.  In January 2007, we issued 39,473 shares of our common stock to our employees at $6.02 per share.

            The fair value of the purchase rights under the ESPP was also estimated using the Black-Scholes model with the following assumptions for 2006, 2005 and 2004, respectively: risk-free interest rate of 4.7%, 3.8% and 2.0%, dividend yield of 0%, expected volatility of Holdings’ stock of 53.2%, 60.8% and 57.3% and an expected life of six months.  The weighted-average fair value of each purchase right granted in 2006, 2005 and 2004 was $2.31, $2.51 and $3.53, respectively.

            As a result of adopting Statement 123(R) on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2006, was approximately $2.7 million and $1.7 million lower, respectively, than if we had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the year ended December 31, 2006 decreased by approximately $0.03 lower, respectively, than if we had continued to account for share-based compensation under Opinion 25.

            Prior to the adoption of Statement 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  During the twelve months ended December 31, 2006, no stock options were exercised thus having no effect on the cash flow statement.

The following table illustrates the effect on net income and earnings per share assuming the compensation cost for our stock option, restricted stock and employee stock purchase plans were determined using the fair value method, prorated over the vesting periods in accordance with FIN 28, at the grant dates as required under SFAS 123R for the years ended December 31, 2005 and 2004:

(in thousands, except for per share data)	2005	2004

Net Income as Reported	$97,993	$122,771
Add: Total stock-based compensation expense included in reported net income, net of taxes	973	445
Deduct: Total stock based employee compensation expense determined under fair value	(4,635)	(2,555)

Pro forma	$94,331	$120,661

Basic Earnings per Share:
As reported	$1.81	$2.26

Pro forma	$1.74	$2.23

Diluted Earnings per Share:
As reported	$1.65	$2.04

Pro forma	$1.59	$2.01

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

Note 10 –– Employee Benefit Plans

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

            For the years ended December 31, 2006, 2005 and 2004, our total expense for the defined contribution plan was $19.5 million, $18.2 million and $14.5 million, respectively.

            The ExpressJet Airlines, Inc. Profit Sharing Plan (the “Profit Sharing Plan”) was adopted effective January 1, 2002 and amended on February 17, 2005.  Under this plan, if Airlines achieves a 10% operating margin, the Profit Sharing Plan will pay out 5% of eligible base pay received during the year to our eligible employees, which excludes employees whose collective bargaining agreements provide otherwise and employees who participate in our management bonus program or any other bonus program designated by the Human Resources Committee of our Board.  Profit sharing expense for the years ended December 31, 2006, 2005 and 2004 was $9.2 million, $11.0 million, and $10.0 million, respectively.

            We also provide medical bridge coverage for employees between the ages of 60 to 65, with at least 10 years of service who have retired from the company.  On December 31, 2006 we adopted the recognition and disclosure provisions of Statement 158.  Statement 158 required the recognition of fund status (i.e., the difference between the fair value of plan assets and projected benefit obligations) of its pension plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the new unrecognized actuarial gain and unrecognized prior service costs.

            The incremental effects of adopting the provisions of Statement 158 on the statement of financial position at December 31, 2006 is an increase to accumulated other comprehensive income and a decrease to accrued payroll and related cost of $0.6 million ($0.4 million, net of tax).  The adoption of Statement 158 had no effect on the consolidated statement of income for the year ended December 31, 2006, or for any prior periods presented, and it will not affect the operating results in future periods.

Note 11 –– Commitments and Contingencies

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

            In September 2006, Airlines began discussions with Continental to adjust the scheduled block hour rates for 2007 under the Continental CPA.  Although the agreement contemplates a November 1 deadline for setting the rates each year, the parties extended that deadline in an attempt to reach agreement.  In January 2007, the parties submitted their disagreements to binding arbitration in accordance with the terms of the agreement, which provides that it will be conducted pursuant to the Federal Arbitration Act.  Each party has selected one arbitrator, and those two will select a third arbitrator to complete the panel.  The agreement sets forth procedures and a schedule that will likely result in a hearing and issuance of a final decision by late in the second or early in the third quarter of 2007.  Airlines will continue to be paid under the 2006 block hour rates during the arbitration process and expects the decision setting the revised rates to be retroactive to January 1, 2007.  We do not intend to issue any reports on the progress of the arbitration until the panel issues its final decision.  We cannot predict the outcome of the arbitration.  If decided adversely to us, the arbitration could have a material adverse effect on our results of operations, liquidity and financial position.  See Item 1A. “Risk Factors.

            Purchase Commitments.  As of December 31, 2006, we had options for 100 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  During 2005, Continental declined the right to exercise any of these options.  We retain the right to exercise them and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

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

            We also have other contractual obligations of approximately $1.4 billion under our power-by-the-hour contracts with various service providers.  The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates.  Our level of operations is determined by Continental, which has exclusive scheduling authority over our fleet under the capacity purchase agreement.  The level of operations inherent in the estimate is based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion and included operations for the 69 aircraft exiting the Continental CPA.  Forecasted payment rates are based on actual rates as of December 31, 2006 and increased annually according to the particular inflation indices detailed in each contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

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

            Employees.  As of December 31, 2006, approximately 70% of our employees are covered by collective bargaining agreements.  Our contracts with our pilots, dispatchers, flight attendants, and mechanics will be amendable in December 2010, July 2009, August 2010 and August 2009, respectively.  Our other employees are not covered by collective bargaining agreements.

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

Note 12 –– Related Party Transactions

            The following is a summary of significant related party transactions that occurred during the three years ended December 31, 2006, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

            Continental controls the scheduling, ticket prices and seat inventories with respect to Airlines’ operations under the Continental CPA.  In connection with this activity, Continental performs all sales and ticketing functions for Airlines on Continental ticket stock and receives cash directly from the sale of Airlines’ tickets.  Continental purchases or provides payment of certain items on our behalf, including fuel, certain payroll expenditures (including related benefits) and insurance, and charges us amounts as stipulated in the agreement.  In general, transfers or sales of assets between us and Continental are recorded at net book value.

            Continental provides various services to us and charges us amounts at rates in accordance with the Continental CPA and other agreements.  The services provided to us by Continental are as follows.

•

Certain customer services such as ground handling.  Charges related to these services were approximately $78.7 million, $75.3 million and $106.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

•

Centralized services and infrastructure costs, such as technology, transaction processing, treasury and risk management.  Charges related to these services were approximately $8.1 million, $8.7 million and $13.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

            During 2004, we amended our administrative support and information services provisioning agreement with Continental, which primarily extended the agreement for the term of the agreement.  We also amended the agreement to incorporate the amendment to our power-by-the-hour agreement with Rolls Royce that was signed in September 2004.

            Under our amended master facility and ground handling agreement with Continental, rent expenses are allocated to us at the airport locations where Airlines operates.  Additionally, all terminal facility rents at the hub airports are now borne by Continental and Airlines pays for incremental rent at other Continental–managed locations unless Continental does not operate any aircraft there.  In these situations, Airlines is responsible for the rent expense.  At locations Airlines manages, rent is allocated between Continental and Airlines based on the number of respective passengers.

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

            We also have related-party transactions between us (including our subsidiaries) and our equity investees or Continental.  The following quantifies such activities:

•	During 2006, InTech, a wholly owned subsidiary of Holdings, reported sales to Continental totaling $1.1 million.
•	During 2006, Wing Holdings, in which Holdings owns a non-controlling interest, provided approximately $0.9 million worth of services to Airlines.
•	During 2006, Flight Services & Systems, in which Holdings owns a non-controlling interest, provided approximately $1.4 million worth of services to Airlines.

            We had approximately $1.0 million and $0.7 million of receivables from our employees as of December 31, 2006 and 2005, respectively.  These receivables are related to uniforms, flight benefit charges and membership fees that are paid back to us through payroll deductions and do not include any of our officers.

Note 13 –– Subsequent Event

            In January 2007, Continental sold substantially all of its remaining interest in ExpressJet.  Continental's disposition of our shares did not have an adverse impact on our results of operations or financial position.

            In September 2006, Airlines began discussions with Continental to adjust the scheduled block hour rates for 2007.  Although the Continental CPA contemplates a November 1 deadline for setting the rates each year, the parties extended that deadline in an attempt to reach agreement.  In January 2007, the parties submitted their disagreements regarding 2007 rates to binding arbitration in accordance with the terms of the Continental CPA, which provides that it will be conducted pursuant to the Federal Arbitration Act.  Each party has selectedone arbitrator, and those two will select a third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that will likely result in a hearing and issuance of a final decision by late in the second or early in the third quarter of 2007.  Airlines will continue to be paid under the 2006 block hour rates during the arbitration and expects the decision setting the revised rate structure to be retroactive to January 1, 2007.  We do not intend to issue any reports on the progress of the arbitration until the panel issues its final decision.  We cannot predict the outcome of the arbitration.  If decided adversely to us, the arbitration could have a material adverse effect on our results of operations, liquidity and financial position.

            On February 22, 2007 we agreed with Continental to defer the transition date for three ERJ-145XR aircraft from the first half of June to August 28, 2007.  Until then, these aircraft will remain as covered aircraft under the terms of the Continental CPA.

Note 14 –– Selected Quarterly Financial Data (Unaudited)

            Unaudited summarized financial data by quarter for 2006 and 2005 is as follows (in millions, except per share data):

	March 31,	June 30,	September 30,	December 31,

2006
Operating revenue	$404.2	$419.4	$428.6	$425.8
Operating income	37.3	35.6	34.6	33.6
Non-operating expense, net	0.7	1.6	1.8	1.3
Net income	23.8	23.3	22.7	22.8
Basic earnings per share(1)	$0.44	$0.43	$0.42	$0.42
Diluted earnings per share(2)	$0.40	$0.39	$0.38	$0.39

2005
Operating revenue	$375.4	$388.7	$393.8	$404.9
Operating income	38.8	40.2	38.0	39.5
Non-operating expense, net	(1.2)	(0.8)	(0.5)	0.2
Net income	23.3	24.3	25.5	24.9
Basic earnings per share(1)	$0.43	$0.45	$0.47	$0.46
Diluted earnings per share(2)	$0.39	$0.41	$0.43	$0.42

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

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of December 31, 2006.  We continue working to correct a significant deficiency disclosed in 2005.  Management expects to successfully complete the remediation during the first half of 2007.

            There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected our internal control over financial reporting for the year ended December 31, 2006.  Beginning January 1, 2007, we have an integrated human resources, payroll and financial system of record, a Lawson application software. This will result in a significant change to our internal control over financial reporting for the year ending December 31, 2007.

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

None

PART III

Item 10. Directors and Executive Officers of the Registrant

            The information required by Item 10 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2007 annual meeting of stockholders.

Item 11. Executive Compensation

            The information required by Item 11 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2007 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            The information required by Item 12 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2007 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

            The information required by Item 13 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2007 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

            The information required by Item 14 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2007 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements are included in Part II, Item 8. "Financial Statements and Supplementary Data":

(a)	(1)		Financial Statements

		•	Report of Management
		•	Report of Independent Registered Public Accounting Firm
		•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
		•	Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2006
		•	Consolidated Balance Sheets as of December 31, 2006 and 2005
		•	Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2006
		•	Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2006
		•	Notes to Consolidated Financial Statements

	(2)		Financial Statement Schedules:

		•	Report of Independent Registered Public Accounting Firm
		•	Schedule II - Valuation and Qualifying Accounts

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

4.2	(a)	—	First Amendment to Rights Agreement, dated December 13, 2006 .(3)
4.3		—

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

10.1		—	Amended and Restated Capacity Purchase Agreement (the "CPA") among the Company, XJT Holdings, Inc. ("XJT"), Airlines and Continental (incorporated by reference to Exhibit 10.1 to the S-1).(1)
10.1	(a)	—

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

Third Amendment to the CPA dated September 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-31300, the “Q304 10-Q”).

10.1	(d)	—

Fourth Amendment to the CPA dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the Company’s Report on Form 10-K for the year ended December 31, 2004, File No. 1-31300, the “2004 10-K”).(1)

10.1	(e)	—	Fifth Amendment to the CPA dated April 14, 2006 (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2006).

10.2		—	Master Facility and Ground Handling Agreement (the "Facility Agreement") among the Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.2 to the S-1).
10.2	(a)	—	First Amendment to the Facility Agreement dated November 1, 2003 (incorporated by reference to Exhibit 10.2(a) to the 2003 10-K).
10.2	(b)	—	Revised Exhibit D, dated as of December 1, 2006, to Master Facility and Ground Handling Agreement. (3)(5)
10.3		—	Amended and Restated Administrative Support and Information Services Provisioning Agreement dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the 2004 10-K).
10.4		—	Initial Public Offering Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.4 to the Q102 10-Q).
10.5		—	Employee Benefits Separation Agreement (the "Separation Agreement") among the Company, XJT, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Q102 10-Q).
10.5	(a)	—	First Amendment to the Separation Agreement dated March 27, 2003 (incorporated by reference to Exhibit 10.5 to the Q103 10-Q).
10.5	(b)	—	Second Amendment to the Separation Agreement dated December 9, 2003 (incorporated by reference to Exhibit 10.6(b) to the 2003 10-K).
10.5	(c)	—	Third Amendment to the Separation Agreement dated June 24, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-31300).
10.6		—

Amended and Restated Tax Agreement among the Company, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-31300).

10.7		—	2002 Stock Incentive Plan ("SIP") (incorporated by reference to Exhibit 10.8 to the Q102 10-Q). (2)
10.7	(a)	—	Form of Employee Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(a) to the S-1). (2)
10.7	(b)	—	Form of Outside Director Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(b) to the S-1). (2)

10.7	(c)	—

Form of Employee Restricted Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-31300, the “Q204 10-Q”). (2)

10.7	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to SIP (incorporated by reference to Exhibit 10.2 to the Q204 10-Q). (2)
10.8		—	Management Bonus Plan as amended and restated through February 17, 2005 (incorporated by reference to Exhibit 99.1 to the Company's report on Form 8-K dated February 17, 2005, File No. 1-31300). (2)
10.9		—	Supplemental Retirement Plan as amended and restated effective May 5, 2004 (incorporated by reference to Exhibit 10.3 to the Q204 10-Q). (2)
10.10		—	Employment Agreement among the Company, Continental and James B. Ream (incorporated by reference to Exhibit 10.9 to the S-1). (2)
10.10	(a)	—	Letter Agreement among the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to Exhibit 10.9(a) to the Q102 10-Q). (2)
10.10	(b)	—	Amendment to Mr. Ream's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.12(b) to the 2004 10-K). (2)
10.11		—	Employment Agreement among the Company, Continental and Frederick S. Cromer (incorporated by reference to Exhibit 10.10 to the S-1). (2)
10.11	(a)	—	Letter Agreement among the Company, Continental and Mr. Cromer dated April 24, 2002 (incorporated by reference to Exhibit 10.10(a) to the Q102 10-Q). (2)
10.11	(b)	—	Amendment to Mr. Cromer's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.13(b) to the 2004 10-K). (2)
10.12		—	Employment Agreement among the Company, Continental and Jerry E. Losness (incorporated by reference to Exhibit 10.10 to the S-1). (2)
10.12	(a)	—	Letter Agreement among the Company, Continental and Mr. Losness dated April 24, 2002 (incorporated by reference to Exhibit 10.10(a) to the Q102 10-Q). (2)
10.12	(b)	—	Amendment to Mr. Losness's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.14(b) to the 2004 10-K). (2)
10.13		—	Employment Agreement between the Company Scott R. Peterson as amended and restated through March 14, 2005 (incorporated by reference to Exhibit 10.15 to the 2004 10-K). (2)

10.14		—

Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.1 to the 3Q04 10-Q). (2)

10.15		—	Schedule of compensation payable to the Company’s non-employee directors (incorporated by reference to Exhibit 10.1 to the Q105 10-Q). (2)
10.16		—	ExpressJet Holdings, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006, File No. 1-31300). (2)
10.16	(a)	—	Form of Participation Agreement under the ExpressJet Holdings, Inc. Long Term Incentive Plan (included with Exhibit 10.26). (2)
21.1		—	Subsidiaries of the Company. (3)
23.1		—	Consent of Independent Registered Public Accounting Firm. (3)
24.1		—	Powers of Attorney. (3)
31.1		—	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (3)
31.2		—	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (3)
32.1		—	Section 1350 Certification by Chief Executive Officer. (4)
32.2		—	Section 1350 Certification by Chief Financial Officer. (4)

(1)	The SEC has granted confidential treatment for portions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.
(2)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.
(3)	Filed herewith.
(4)	Furnished herewith.
(5)	The Company has applied to the SEC for confidential treatment for portions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: February 22, 2007	By:	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2007.

Signatures	Capacity

/s/ JAMES B. REAM James B. Ream	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ FREDERICK S. CROMER Frederick S. Cromer	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ PHUNG NGO-BURNS Phung Ngo-Burns	Staff Vice President and Controller (Principal Accounting Officer)
/s/ SALVATORE J. BADALAMENTI * Salvatore J. Badalamenti	Director
/s/ GEORGE R. BRAVANTE, JR. * George R. Bravante, Jr.	Director
/s/ JANET M. CLARKE* Janet M. Clarke	Director
/s/ KIM A. FADEL* Kim A. Fadel	Director
/s/ JUDITH R. HABERKORN* Judith R. Haberkorn	Director
/s/ BONNIE S. REITZ* Bonnie S. Reitz	Director
/s/ RICHARD F. WALLMAN* Richard F. Wallman	Director

* By:	/s/ SCOTT R. PETERSON
Scott R. Peterson Attorney in Fact February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

            We have audited the consolidated financial statements of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 21, 2007 (included elsewhere in this Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                            ERNST & YOUNG LLP

Houston, Texas

February 21, 2007

EXPRESSJET HOLDINGS, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2005, and 2006
(In thousands)

	Allowance for Doubtful Receivables	Allowance for Obsolescence	Deferred Tax Asset Valuation Allowance (1)

Balance, December 31, 2003	$99	$6,907	$420,668
Additions charged to expense	147	1,825	—
Deductions from reserve (2)	(147)	(793)	(56,964)
Other (3)	—	519	(1,666)

Balance, December 31, 2004	99	8,458	362,038
Additions charged to expense	7	1,840	—
Deductions from reserve (2)	(7)	(1,350)	(25,266)
Other (3)	—	153	(1,966)

Balance, December 31, 2005	99	9,101	334,806
Additions charged to expense	24	1,496	—
Deductions from reserve (2)	—	(837)	(23,853)
Other			826

Balance, December 31, 2006	$123	$9,760	$311,779

(1)	The deferred tax asset valuation allowance includes the net tax agreement obligation to Continental.
(2)

“Deductions from reserve” related to the allowance for obsolescence consists of entries made to remove spare parts with zero net book value from our general ledger.  “Deductions from reserve” related to the deferred tax asset valuation allowance are related to payments made to Continental under the tax agreement.

(3)

“Other” related to the deferred tax asset valuation allowance for 2004 and 2005 is related to the adjustment of the fair value of the tax basis of our tangible and intangible assets as described in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7.”

INDEX TO EXHIBITS

OF EXPRESSJET HOLDINGS, INC.

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

4.2	(a)	—	First Amendment to Rights Agreement, dated December 13, 2006 .(3)
4.3		—

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

10.1		—	Amended and Restated Capacity Purchase Agreement (the "CPA") among the Company, XJT Holdings, Inc. ("XJT"), Airlines and Continental (incorporated by reference to Exhibit 10.1 to the S-1).(1)
10.1	(a)	—

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

Third Amendment to the CPA dated September 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-31300, the “Q304 10-Q”).

10.1	(d)	—

Fourth Amendment to the CPA dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the Company’s Report on Form 10-K for the year ended December 31, 2004, File No. 1-31300, the “2004 10-K”).(1)

10.1	(e)	—	Fifth Amendment to the CPA dated April 14, 2006 (incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2006).
10.2		—	Master Facility and Ground Handling Agreement (the "Facility Agreement") among the Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.2 to the S-1).
10.2	(a)	—	First Amendment to the Facility Agreement dated November 1, 2003 (incorporated by reference to Exhibit 10.2(a) to the 2003 10-K).
10.2	(b)	—	Revised Exhibit D, dated as of December 1, 2006, to Master Facility and Ground Handling Agreement. (3)(5)
10.3		—	Amended and Restated Administrative Support and Information Services Provisioning Agreement dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the 2004 10-K).
10.4		—	Initial Public Offering Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.4 to the Q102 10-Q).
10.5		—	Employee Benefits Separation Agreement (the "Separation Agreement") among the Company, XJT, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Q102 10-Q).
10.5	(a)	—	First Amendment to the Separation Agreement dated March 27, 2003 (incorporated by reference to Exhibit 10.5 to the Q103 10-Q).
10.5	(b)	—	Second Amendment to the Separation Agreement dated December 9, 2003 (incorporated by reference to Exhibit 10.6(b) to the 2003 10-K).
10.5	(c)	—	Third Amendment to the Separation Agreement dated June 24, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-31300).
10.6		—

Amended and Restated Tax Agreement among the Company, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-31300).

10.7		—	2002 Stock Incentive Plan ("SIP") (incorporated by reference to Exhibit 10.8 to the Q102 10-Q). (2)
10.7	(a)	—	Form of Employee Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(a) to the S-1). (2)
10.7	(b)	—	Form of Outside Director Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.8(b) to the S-1). (2)

10.7	(c)	—

Form of Employee Restricted Stock Option Agreement pursuant to SIP (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-31300, the “Q204 10-Q”). (2)

10.7	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to SIP (incorporated by reference to Exhibit 10.2 to the Q204 10-Q). (2)
10.8		—	Management Bonus Plan as amended and restated through February 17, 2005 (incorporated by reference to Exhibit 99.1 to the Company's report on Form 8-K dated February 17, 2005, File No. 1-31300). (2)
10.9		—	Supplemental Retirement Plan as amended and restated effective May 5, 2004 (incorporated by reference to Exhibit 10.3 to the Q204 10-Q). (2)
10.10		—	Employment Agreement among the Company, Continental and James B. Ream (incorporated by reference to Exhibit 10.9 to the S-1). (2)
10.10	(a)	—	Letter Agreement among the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to Exhibit 10.9(a) to the Q102 10-Q). (2)
10.10	(b)	—	Amendment to Mr. Ream's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.12(b) to the 2004 10-K). (2)
10.11		—	Employment Agreement among the Company, Continental and Frederick S. Cromer (incorporated by reference to Exhibit 10.10 to the S-1). (2)
10.11	(a)	—	Letter Agreement among the Company, Continental and Mr. Cromer dated April 24, 2002 (incorporated by reference to Exhibit 10.10(a) to the Q102 10-Q). (2)
10.11	(b)	—	Amendment to Mr. Cromer's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.13(b) to the 2004 10-K). (2)
10.12		—	Employment Agreement among the Company, Continental and Jerry E. Losness (incorporated by reference to Exhibit 10.10 to the S-1). (2)
10.12	(a)	—	Letter Agreement among the Company, Continental and Mr. Losness dated April 24, 2002 (incorporated by reference to Exhibit 10.10(a) to the Q102 10-Q). (2)
10.12	(b)	—	Amendment to Mr. Losness's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.14(b) to the 2004 10-K). (2)
10.13		—	Employment Agreement between the Company Scott R. Peterson as amended and restated through March 14, 2005 (incorporated by reference to Exhibit 10.15 to the 2004 10-K). (2)

10.14		—

Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and each of its non-employee directors (incorporated by reference to Exhibit 10.1 to the 3Q04 10-Q). (2)

10.15		—	Schedule of compensation payable to the Company’s non-employee directors (incorporated by reference to Exhibit 10.1 to the Q105 10-Q). (2)
10.16		—	ExpressJet Holdings, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006, File No. 1-31300). (2)
10.16	(a)	—	Form of Participation Agreement under the ExpressJet Holdings, Inc. Long Term Incentive Plan (included with Exhibit 10.26). (2)
21.1		—	Subsidiaries of the Company. (3)
23.1		—	Consent of Independent Registered Public Accounting Firm. (3)
24.1		—	Powers of Attorney. (3)
31.1		—	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (3)
31.2		—	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (3)
32.1		—	Section 1350 Certification by Chief Executive Officer. (4)
32.2		—	Section 1350 Certification by Chief Financial Officer. (4)

(1)	The SEC has granted confidential treatment for portions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.
(2)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.
(3)	Filed herewith.
(4)	Furnished herewith.
(5)	The Company has applied to the SEC for confidential treatment for portions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.