Form 10-Q
period 2007-03-31
EXPRESSJET HOLDINGS INC
filed 2007-05-10
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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

832-353-1000
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

As of May 7, 2007, 54,209,653 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,

	2007	2006

Operating Revenue.......................................................	$412,056	$405,784

Operating Expenses:
Wages, salaries and related costs...........................	104,983	92,525
Aircraft rentals........................................................	84,583	81,591
Aircraft fuel and related taxes...................................	53,586	52,987
Maintenance, materials and repairs..........................	48,553	45,753
Ground handling.....................................................	24,224	23,508
Other rentals and landing fees..................................	28,377	27,236
Outside services.....................................................	14,892	12,168
Depreciation and amortization..................................	6,512	6,429
Other operating expenses........................................	32,006	26,260

	397,716	368,457

Operating Income........................................................	14,340	37,327

Nonoperating Income (Expense):
Interest expense.....................................................	(1,800)	(2,051)
Interest income.......................................................	3,894	2,975
Capitalized interest.................................................	175	101
Equity investment loss. ……....................................	(98)	(390)
Other, net..............................................................	(58)	46

	2,113	681

Income before Income Taxes........................................	16,453	38,008
Income Tax Expense...................................................	6,286	14,254

Net Income.................................................................	$10,167	$23,754

Basic Earnings per Common Share...............................	$0.19	$0.44

Diluted Earnings per Common Share.............................	$0.18	$0.40

Shares Used in Computing Basic Earnings per Common Share......................................................	53,956	53,798
Shares Used in Computing Diluted Earnings per Common Share......................................................	61,713	61,432

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31,	December 31,
	2007	2006

	(Unaudited)
Current Assets:
Cash and cash equivalents.......................................	$306,873	$291,633
Restricted cash.......................................................	11,508	11,227
Accounts receivable, net...........................................	11,015	7,603
Spare parts and supplies, net....................................	22,729	23,717
Prepayments and other............................................	13,688	14,614

Total Current Assets.............................................	365,813	348,794

Property and Equipment:
Owned property and equipment:
Flight equipment...................................................	220,790	213,682
Other...................................................................	148,308	143,815

	369,098	357,497
Less: Accumulated depreciation............................	(118,611)	(113,195)

	250,487	244,302

Capital Leases:
Ground Service Equipment	4,338	4,338
Less: Accumulated amortization...........................	(3,724)	(3,557)

	614	781

Total Property and Equipment................................	251,101	245,083

Investments in Other Entities.........................................	17,916	18,017
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net...........................	12,957	12,986
Airport Operating Rights, net..........................................	3,628	3,691
Debt Issuance Cost, net................................................	3,447	3,497
Other Assets, net.........................................................	4,329	4,961

Total Assets.........................................................	$659,191	$637,029

(continued on next page)

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	March 31,	December 31,
STOCKHOLDERS' EQUITY	2007	2006

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt ..........................	$2,327	$1,668
Current maturities of capital lease obligations.............	969	821
Accounts payable....................................................	4,916	8,462
Accrued payroll and related costs..............................	39,158	44,122
Amounts due to Continental Airlines, net....................	6,847	3,522
Deferred income taxes..............................................	2,566	14,785
Accrued other liabilities............................................	70,588	61,712

Total Current Liabilities..........................................	127,371	135,092

Long-term Debt.............................................................	12,127	12,818

4.25% Senior Convertible Notes due 2023.......................	137,200	137,200

Capital Lease Obligations..............................................	—	214

Deferred Income Taxes..................................................	56,715	38,030

Other Long-term Liabilities.............................................	10,558	9,361

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued and outstanding, respectively..........................................................	—	—
Common stock - $.01 par, 200,000,000 shares authorized, and 54,653,942 and 54,653,942 shares issued, respectively....................................	547	547
Additional paid-in capital...........................................	166,060	165,658
Accumulated earnings..............................................	152,452	142,349
Accumulated other comprehensive income.................	364	364
Common stock held in treasury, at cost 444,789 and 487,261 shares, respectively................	(4,203)	(4,604)

Total Stockholders’ Equity.....................................	315,220	304,314

Total Liabilities and Stockholders’ Equity................	$659,191	$637,029

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2007	2006

Net Cash Flows provided by Operating Activities............................	$26,962	$33,418

Cash Flows from Investing Activities:
Capital expenditures...............................................................	(11,669)	(6,293)
Investments in other entities....................................................	—	(4,490)

Net cash used in investing activities......................................	(11,669)	(10,783)

Cash Flows from Financing Activities:
Payment on note payable to Continental Airlines.......................	—	(17,545)
Payments on long-term debt and capital lease obligations..........	(98)	(353)
Proceeds from issuance of common stock related to Employee Stock Purchase Plan...........................................	45	275

Net cash used in financing activities......................................	(53)	(17,623)

Net Increase in Cash and Cash Equivalents...................................	15,240	5,012

Cash and Cash Equivalents – Beginning of Period..........................	291,633	227,285

Cash and Cash Equivalents – End of Period...................................	$306,873	$232,297

Supplemental Cash Flow Information:
Interest paid...........................................................................	$2,921	$4,062
Income taxes paid (including payments under our tax agreement with Continental Airlines)...............................	$2,407	$4,297

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (“Airlines”) (Holdings and Airlines are together referred to as  “ExpressJet,” “we,” “us” and “our”).  Airlines is one of the largest regional airlines in the world, based on available seat miles, number of regional jets in its fleet and number of passengers flown.  We also invest in other entities that permit us to leverage the management experience, efficiencies and economies of scale present in our subsidiaries.

            Airlines currently operates a fleet of 274 aircraft.  In December 2006, Continental Airlines began releasing 69 aircraft (25% of our fleet) from our capacity purchase agreement (the “Continental CPA”), under which we operate as Continental Express.  During 2007, we are redeploying the 69 aircraft in our branded flying, charter service and on behalf of Delta Air Lines (“Delta”) as Delta Connection aircraft pursuant to a capacity purchase agreement (the “Delta CPA”).  We will continue to operate the remaining 205 aircraft under the Continental CPA.  As of March 31, 2007, 36 aircraft had been transitioned away from the Continental CPA. As of March 31, 2007, seven aircraft were in paint, maintenance and modification lines and were not in service; four aircraft were flying for JetBlue Airlines under a short-term arrangement; nine aircraft were ready to launch in branded service on April 2, 2007 and the remaining aircraft were being flown under dedicated charter contracts or marketed for ad-hoc charters.  The remainder of the 69 aircraft will be redeployed in the second and third quarters of 2007. Although we believe that these new operations will enhance stockholder value in the long term, we are incurring significant start-up costs during the transition period, which will significantly reduce our overall profitability for 2007.  In addition, branded flying and charter service are likely to produce more volatile financial results in the near term than our historical operations, primarily due to changes in the price of fuel and fluctuations in passenger demand and fare levels.  As we transition part of our operations to branded and charter flying, our results may reflect the cyclical nature of the airlines industry to a greater degree than they have historically.

            The accompanying interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”).  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  The actual results may differ from our estimates.  Please see our 2006 10-K for a detailed description of our critical accounting estimates.  The SEC has defined critical accounting estimates as those that are most important to the portrayal of a company's financial condition and results of operations and require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

            The interim financial information is unaudited, but reflects all adjustments necessary, in our opinion, to provide a fair presentation of our financial results for the interim periods presented.  These adjustments are of a normal, recurring nature.  In addition, all intercompany transactions have been eliminated in consolidation.  Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  These interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto contained in our 2006 10-K.

Note 1 – Principles of Consolidation

            The accompanying condensed consolidated financial statements include the accounts of ExpressJet Holdings, Inc. and its subsidiaries.

            The impact of the new operations, as we transition our fleet from the Continental CPA to other contract flying, branded flying and charters, was not individually material during the quarter ended March 31, 2007.  However, we are incurring significant transition-related costs which approximated $13.0 million during the first quarter ended March 31, 2007.  We continue to evaluate the impact of this new flying, during our transition period, on our reporting under SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” and expect to complete such analysis during the second quarter of 2007 once these operations are all in service and we can better evaluate how the long-term economics and risks match with those of our current flying.

Note 2 – Capacity Purchase Agreements

            Continental CPA.  The Continental CPA is designed to provide Airlines with a 10% operating margin, subject to certain adjustments, in its Continental Express operations.  In addition to the 10% prevailing margin, Airlines is entitled to receive incentive payments from Continental if its controllable completions are higher than its historical benchmark and is required to pay Continental a penalty for controllable completion factors below 99.5%.  Airlines also receives a small per-passenger fee and incentive payments for certain on-time departures and baggage handling performance.

            We began 2007 rate discussions with Continental in September 2006.  Although the Continental CPA contemplates a November 1 deadline for setting the rates, we agreed to extend the deadline.  However, in January, the parties submitted their disagreements regarding 2007 rates to binding arbitration in accordance with the terms of the Continental CPA.  In accordance with that agreement, the three person arbitrator panel has been selected, and the arbitration hearing is scheduled to be held June 25-29, 2007.  A final decision is expected approximately 20 days after the hearing is completed.  We will continue to record our operating revenue based on our interpretation of the Continental CPA; for the first quarter, we recorded our Continental CPA revenue at the 2006 block hour rates as mutually agreed while in arbitration.  In addition, we are being paid by Continental under the 2006 block hour rates during the arbitration process.

            The table below describes how variations between Airlines’ actual costs and the estimated costs reflected in the block hour rates are treated under the Continental CPA.

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
(3)

The prevailing margin used to calculate the reconciliation payment does not take into account performance incentive payments, including payments from controllable cancellation performance, litigation costs above a historical benchmark or other costs that are not included in the block hour rates (or covered by adjustments to them) and are not reasonable and customary in the industry or were not otherwise approved in advance by Continental.

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

            For a detailed description of the terms of the Continental CPA, please see Item 1. “Business — Capacity Purchase and Other Agreements with Continental Airlines” in our 2006  10-K.

            Delta CPA.  On March 1, 2007, we signed a two-year capacity purchase agreement, with up to two one-year extension options with Delta Air Lines, Inc.  The Delta CPA will cover 10 ERJ-145XR aircraft scheduled to be placed into service during June 2007.  Delta will be responsible for scheduling, marketing, pricing and revenue management on the aircraft and will collect all passenger revenues.  Airlines will operate, maintain and finance the aircraft.

            Airlines will receive a base rate for each completed block hour and departure and be reimbursed for certain pass-through costs.  Airlines will have the ability to earn incentives for exceeding completion benchmarks and maintaining high Department of Transportation rankings for arrivals within 14 minutes and other aspects of customer satisfaction.

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

Company	Carrying Amount of Investment at March 31, 2007 (in millions)

Wing Holdings, LLC	14.7
Flight Services and Systems, Inc.	3.2

            We purchased a 49% interest in Wing Holdings, LLC for $16.0 million in June 2005.  The carrying amount of our investment exceeded the amount of the company’s underlying equity by approximately $8.5 million at the time of our investment.  We evaluated the net book value of the company’s fixed assets as of June 30, 2005 and identified approximately a $1.9 million difference between net book value and fair value.  The majority of the difference is being amortized over the remaining average life of the assets identified.  As of March 31, 2007, the balance of the fair value difference, net of amortization, was approximately $0.8 million.  The remaining $6.6 million of our difference in the underlying investment is considered goodwill and thus is not amortized.

            In January 2006, we purchased a 44% interest in Flight Services and Systems, Inc. for $3 million.  At the same time, we loaned the company $1 million which is classified in Other Assets, net, on the consolidated balance sheets.  The note is due and payable in full on September 30, 2007 with interest due and payable quarterly on the 15th day following the close of each calendar quarter.  The loan interest rate is equal to the lesser of 7% per annum or the three-month LIBOR plus 150 basis points.  We have received interest payments pursuant to the terms of the agreement including the first quarter 2007 interest payment that was due April 15, 2007 and expect to receive our principal payment in September 2007.

            Our proportionate shares of the results of operations from these entities are included in the line “Equity investment loss” on our consolidated statements of operations.  Although no impairment losses on the investments have been recognized, an impairment loss will be recorded whenever a decline in value of an equity investment below its carrying amount is determined to be other than temporary.  In evaluating “other than temporary,” we consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity investment, the near and longer-term operating and financial prospects of the entity and our longer-term intention of retaining our investment in the entity.

Note 4 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,

	2007	2006

Numerator for basic earnings per share – net income.......................................................	$10,167	$23,754
Income impact of assumed conversion of convertible debt..........................................	915	915

Numerator for diluted earnings per share – adjusted......................................................	$11,082	$24,669

Denominator for basic earnings per share – weighted average shares...........................	53,956	53,798
Restricted stock and Stock Options...............	219	96
Assumed conversion of convertible debt........	7,538	7,538

Denominator for diluted earnings per share – adjusted and assumed conversions..........	61,713	61,432

            We excluded 249,509 and 300,877 shares of restricted stock from the weighted average shares used in computing basic earnings per share for the three months ended March 31, 2007 and 2006, as these shares were not vested as of the end of the respective period.

            Weighted average common shares outstanding for diluted earnings per share calculation include the incremental effect of shares issuable upon the exercise of stock options and of restricted stock not yet vested.  We excluded the following common stock equivalents from our diluted earnings per share calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 2.1 million shares of our common stock for the three months ended March 31, 2007, and 1.9 million shares for the three months ended March 31, 2006.  These options' exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.2 million shares of restricted stock for the three months ended March 31, 2006.

Note 6 – Long-Term Debt

            As of March 31, 2007, long-term debt, including current maturities, totaled $14.5 million, which consisted of secured debt owed to Export Development Canada (“EDC”).

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

            During 2003, Holdings completed the private placement of $137.2 million senior convertible notes due 2023.  Cash interest is payable on the notes at a rate of 4.25% per year on the principal amount at maturity payable semiannually in arrears on February 1 and August 1 of each year.   As of March 31, 2007 and December 31, 2006, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $128.2 million and $127.9 million, respectively, based upon quoted market prices.

            Repayment of the convertible notes is jointly and severally guaranteed on an unconditional basis by Airlines.  Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on Airlines’ ability to transfer funds to Holdings in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to its parent in certain circumstances.

            Condensed consolidating financial information of Holdings, its guarantor subsidiary, Airlines, and other non-guarantor subsidiaries of Airlines are not included herein because the disclosure would substantially duplicates the disclosure contained in the latest audited financial statements contained in the 2006 10-K. Airlines’ balance sheet, results of operations and cash flows are substantially equivalent to those of Holdings on a consolidated basis.  We do not believe that condensed consolidated financial information concerning Airlines would be material to investors.

Note 7 – Income Taxes

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if these tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of these benefits realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  During the three months ended March 31, 2006 Continental made net payments to us under the tax agreement related to the additional tax deductions of approximately $1.8 million.  No tax payments under the tax agreement related to the additional tax deductions were made by either Continental or us during the three months ended March 31, 2007.

            Our tax agreement increases our dependence on Continental’s financial condition.  If it were determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes, interest and penalties, then we could be adversely affected if Continental were unable or unwilling to perform their indemnification under the agreement.

            Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  As of March 31, 2007, there were no material unrecognized tax benefits or associated accrued interest and penalties under FIN 48.  The calendar tax years 2003 through 2006 remain subject to examination by the Internal Revenue Service.

Note 8 – Commitments and Contingencies

Purchase Commitments and Contingencies

            As shown in the following table, our fleet consisted of 274 regional jets at March 31, 2007.  We had no aircraft purchase commitments (firm orders), but did have options to purchase 100 ERJ-145XR aircraft or other types of aircraft within the ERJ-145 family.

Type	Total Leased Aircraft	Seats in Standard Configuration

ERJ-145XR..................	104	50
ERJ-145......................	140	50
ERJ-135......................	30	37

Total.........................	274

Collective Bargaining Agreements

            As of March 31, 2007, approximately 70% of our employees are covered by collective bargaining agreements.  Our contracts with our pilots, dispatchers, flight attendants, and mechanics will be amendable in December 2010, July 2009, August 2010 and August 2009, respectively.  Our other employees are not covered by collective bargaining agreements.

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

Aircraft Fuel

            Flying operations, outside of the Continental CPA, can be significantly impacted by changes in the price and availability of aircraft fuel.  Except for our branded flying, we can minimize our exposure to fuel price volatility through contractual arrangements, similar to the fuel purchase agreement with Continental.  For our branded flying, efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving fixed-price contracts.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.  As of March 31, 2007, we had committed to purchase 6.8 million gallons, or 66 percent of our anticipated branded flying fuel needs, at a weighted average price per gallon, excluding taxes and into-plane fees, of $2.11 for the second quarter of 2007.  Additionally, we have committed to purchase 13.0 million gallons for the second half of 2007 and 6.8 million gallons for the first six months of 2008.  This represents approximately 40 percent and 21 percent of our anticipated branded flying fuel needs for the second half of 2007 and first half of 2008, respectively.

Note 9 – Subsequent Events

            We are currently in the process of negotiating a definitive agreement pursuant to which we will operate an additional eight aircraft on behalf of Delta beginning July 1, 2007 under a pro-rate arrangement.  Under this arrangement, we will be responsible local market pricing and revenue management, and the operation and maintenance of the aircraft and will share responsibility for the schedule and marketing with Delta.  We expect to earn a pro-rated portion of the fare plus an incentive for passengers connecting onto Delta’s network.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion and analysis contain a number of forward-looking statements, all of which are based on current expectations and could involve a number of risks and uncertainties.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to:

•	our dependence on the financial and operational stability of Continental;
•	the possibility that the Continental CPA can still be terminated with 12 months notice;
•	the possibility that we may lose access to our aircraft, facilities and regulatory authorizations, as well as any airport-related and other services that Continental currently provides to us;
•	the possibility that our new operations may be less profitable than our historical results;
•	the possibility that competitive responses to our branded entry into new markets could make our service less profitable;
•	the possibility that we may be unable to obtain all of the aircraft, parts or related support services we expect from Embraer to operate our aircraft;
•	the likely increase in maintenance costs as the average age of our fleet increases;
•	our cost structure may not be competitive with some low-cost carriers and other regional carriers;
•	extensive government regulation of our business and additional costs to comply with such regulations;
•	other adverse factors beyond our control, including weather conditions and the availability and cost of fuel;
•	our reliance on technology could be harmful in the event of system failure: and
•	any adverse effects on our operations and financial condition from an aviation accident.

For further discussion of these risks, please see the “Risk Factors” section in our 2006 10-K.  The statements in this report are made as of May 9, 2007, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

2007 Outlook

            Operational Review.  During the three months ended March 31, 2007, Airlines operated at a 99.9% controllable completion factor, which excludes cancellations due to weather and air traffic control, and an overall completion factor of 96.8%.  In December 2006, Continental began releasing 69 aircraft (25% of our fleet) from the Continental CPA.  As of March 31, 2007, 36 aircraft had been transitioned away from the Continental Express operations. Seven aircraft were in paint, maintenance and modification lines and were not in service; four aircraft were flying for JetBlue Airlines under a short-term arrangement; nine aircraft were ready to launch in branded service on April 2, 2007 and the remaining aircraft were being flown under dedicated charter contracts or marketed for ad-hoc charters.  The remainder of the aircraft will be redeployed in the second and third quarters of 2007.  Our current plan for aircraft allocation follows:

Aircraft Allocation

Continental Express	205
Branded Flying	42
Corporate Aviation	9
Delta Connection	10
Delta Pro-rate	8

Total Aircraft	274

            Although we believe that these new operations will enhance stockholder value in the long term, significant start-up costs are being incurred throughout the transition period, which will significantly reduce our overall profitability for 2007.  In addition, branded flying and charter service are likely to produce more volatile financial results in the near term than our historical operations, primarily due to changes in the price of fuel and fluctuations in passenger demand and fare levels.  As we transition part of our operations to branded and charter flying, our results may reflect the cyclical nature of the airlines industry to a greater degree than they have historically.

            Continental CPA.   We began 2007 rate discussions with Continental in September 2006.  Although the Continental CPA contemplates a November 1 deadline for setting the rates, we agreed to extend the deadline.  However, in January, the parties submitted their disagreements regarding 2007 rates to binding arbitration in accordance with the terms of the Continental CPA.  In accordance with that agreement, the three-person arbitrator panel has been selected and the arbitration hearing will begin on June 25, 2007.  A final decision is expected to be reached approximately 20 days after the hearing is completed.  Airlines will continue to be paid under the 2006 block hour rates during the arbitration process.

            Branded Flying.  With our branded flying, we focus on opportunities to introduce non-stop routes to growing cities, convenient, medium-size airports and robust business travel markets with limited frequency and competition on non-stop routes.  We offer our customers important time savings, competitive pricing and comfort.  During the first quarter 2007, we launched our frequent flyer program, JetSet®.  It is a simple fly-and-redeem travel program.  On April 2, we began service in our branded flying, which is scheduled to grow to 24 cities and over 225 daily departures by the end of the second quarter.

            Corporate Aviation.  Our Corporate Aviation division is expected to operate a total of 9 aircraft by the third quarter 2007, providing distinctive travel solutions for corporations, aircraft brokers, hospitality companies, sports teams, schools and others.  The aircraft are configured with 50 redesigned seats for enhanced passenger comfort, and each seat includes complimentary XM Satellite radio with over 100 channels of audio entertainment.  In addition to the basic service, customized flight service options give customers an opportunity to create a unique flight experience.

            During March 2007 and continuing through April 2007, we provided service with up to four aircraft to JetBlue Airlines in Boston, Massachusetts; New York City; Washington D.C.; Columbus, Ohio; Buffalo, New York and Richmond, Virginia.  This service was provided under a short-term agreement covering aircraft, crews, maintenance and insurance.

            Delta CPA and Pro-rate Arrangement.  On March 1, 2007, Airlines signed a two-year capacity purchase agreement, with up to two one-year extension options, with Delta Air Lines, Inc.  The agreement covers 10 ERJ-145XR aircraft scheduled to be placed into service during June 2007.  Delta will be responsible for scheduling, marketing, pricing and revenue management on the aircraft and will collect all passenger revenues. Airlines will operate, maintain and finance the aircraft.

            Airlines will receive a base rate for each completed block hour and departure and be reimbursed for certain pass-through costs.  Airlines will have the ability to earn incentives for exceeding completion benchmarks and maintaining high Department of Transportation rankings for arrivals within 14 minutes and customer satisfaction.

            We are currently in the process of negotiating a definitive agreement pursuant to which we will operate an additional eight aircraft on behalf of Delta beginning July 1, 2007 under a pro-rate arrangement.  Under this arrangement, we will be responsible for local market pricing and revenue management, and the operation and maintenance of the aircraft and will share responsibility for the schedule and marketing with Delta.  We expect to earn a pro-rated portion of the fare plus an incentive for passengers connecting on to Delta's network.

            Our Liquidity.  As of March 31, 2007, we had $306.9 million in cash and cash equivalents, excluding $11.5 million in restricted cash, which is used as collateral for our workers’ compensation coverage, letters of credit and charter deposits.  Our cash flows from operations were sufficient to cover our capital resource and liquidity requirements.

            Relationship with Continental.  Although Continental no longer holds any shares of our common stock, our relationship with Continental remains important to our success as 75% of our fleet is engaged in support of Continental’s network, operating as Continental Express.  We believe the service we provide Continental has been effective in helping Continental to fully develop its route network and gaining recognition as a premier service provider.  We provide Continental seamless service to more than 150 markets in the U.S., Canada, and Mexico.  We believe that our relationship will emerge even stronger following the conclusion of the arbitration regarding our 2007 rates under the Continental CPA.

            Labor.  As of March 31, 2007, approximately 70% of our employees were covered by collective bargaining agreements.  The contracts with the pilots, dispatchers, flight attendants and mechanics will become amendable in December 2010, July 2009, August 2010 and August 2009, respectively.

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2007, compared to the corresponding period ended March 31, 2006.

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

General

            As we continue to diversify our network, we evaluate each opportunity on an income per aircraft basis.  This metric allows us to compare each agreement using a consistent performance measure.  Our strategy is to transition the 69 aircraft withdrawn from the Continental CPA to other flying designed to replace the income per aircraft earned under that agreement.

            During the first quarter of 2007, we generated the majority of our revenue under the Continental CPA.  We began 2007 rate discussions with Continental in September 2006.  In January 2007, the parties submitted their disagreements regarding 2007 rates to binding arbitration in accordance with the terms of the Continental CPA.  We were paid under the 2006 block hour rates during the first quarter of 2007 and will be paid under the 2006 block hour rates during the remainder of the arbitration process.  However, we expect the 2007 rates to be retroactively applied to January 1, 2007, at the conclusion of the arbitration.

            Our first quarter 2007 operating income reflected a 3.5% operating margin, as compared with an operating margin of 9.2% for the first quarter 2006.  Three main factors contributed to the decreased year-over-year operating margin:  we continued to be paid under the 2006 rate structure while in arbitration; however, we are incurring costs at 2007 rates; higher than expected pilot training costs that are not reimbursable under Continental CPA; and expenses associated with our transition of 36 aircraft from the Continental CPA.  Due to our payments from the Continental CPA being calculated under the 2006 rate structure, we also earned less than the contractual 10% operating margin for the first quarter 2007.

Operating Expenses

            For the three months ended March 31, 2007, wages, salaries and related costs increased by $12.5 million, or 13.5%, as compared to the same period in 2006.  The increase represents growth in our work force to support changes in our flight operations and increases in wage rates under some of Airlines’ collective bargaining agreements.  The availability of certified pilot trainers has not been sufficient to meet our current training timeline, which has resulted in additional time and expense for pilot trainees to become certified.  In conjunction with the increases in base wages, we incurred approximately $3.1 million higher employee benefit costs, such as medical coverage, workers’ compensation costs, and 401(k) expenses.

            The increase of $2.7 million in outside services during the three months ended March 31, 2007 compared to the same period in 2006 is due mainly to expenses incurred to support our branded flying.  Additionally, there was an increase in deicing services for the higher count in inclement weather events in the first quarter of 2007 compared to 2006.

            For the three months ended March 31, 2007, other operating expenses increased by $5.7 million as compared to the same period in 2006.  This increase is primarily caused by marketing, distribution and catering related expenses incurred to support our branded flying.  Additionally, crew related charges, such as per diem, hotel cost and relocation expenses, increased as a result of higher rates and increased flight operations.

Certain Statistical Information

An analysis of certain statistical information for the periods indicated is as follows:

	Three Months Ended March 31,

	2007	2006	Increase/ (Decrease)

Revenue passenger miles (millions)(1).......	2,267	2,318	(2.2)%
Available seat miles (millions)(2)................	3,017	3,082	(2.1)%
Passenger load factor(3)...........................	75.1%	75.2%	(0.1	)pts
Block hours(4).........................................	213,731	214,192	(0.2)%
Departures.............................................	115,259	115,093	0.1%
Operating cost per ASM (cents)(5)............	13.18	11.88	10.9%
Operating cost per block hour (dollars)(6)...	1,861	1,709	8.9%
Average fuel cost per ASM (cents)(7).........	1.78	1.72	3.5%
Fuel gallons consumed (millions).............	73.7	74.4	(0.9)%
Average length of aircraft flight (miles).......	537	548	(2.0)%
Actual aircraft in fleet at end of period.......	274	270	1.5%
Average daily utilization of each aircraft(8)..	8 hr 42 min	8 hr 53 min	(2.1)%
Controllable completion factor(9)................	99.9%	99.8%	0.1	pts
Completion factor....................................	96.8%	98.2%	(1.4	)pts

(1)	Revenue passenger miles is the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles represent the number of seats available for passengers multiplied by the number of miles those seats are flown.
(3)	Passenger load factor is revenue passenger miles divided by available seat miles.
(4)	Block hours are the hours from gate departure to gate arrival.
(5)	Operating cost per available seat mile is operating costs, including transition costs associated with our redeployment of the 69 aircraft, divided by available seat miles.
(6)	Operating cost per block hour is operating costs, including transition costs associated with our redeployment of the 69 aircraft, divided by block hours.
(7)	Fuel cost used in the calculations includes cost of fuel and related fl tax.
(8)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated (from gate departure to gate arrival).
(9)	Controllable completion factor is the actual number of completed flights, plus flights cancelled due to weather and air traffic control, divided by the number of scheduled flights.

Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs have increased in some cases and are likely to increase overall in the future due to:

•	transition costs associated with refurbishing and repainting the aircraft after exiting service under the Continental CPA;
•	relocation and additional training costs of employees for our branded flying and Delta Connection operations;
•	reassignment of maintenance operations;
•	fuel costs for aircraft not flying under the Continental CPA;
•	distribution costs, including schedule planning, marketing and sales related to our branded flying and charter operations;
•	Overall higher airport, crew, maintenance and dispatch costs as a result of changes in our flying for our 274 aircraft;
•	changes in wages, salaries and related fringe benefit costs, including the impact of SFAS123(R) and changes to our self-insured medical and workers compensation costs;
•	changes in the costs of materials and outside services;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•	aging of our fleet;
•	higher aircraft ownership costs as aircraft are released from the Continental CPA or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements;
•	changes in the cost of services provided by Continental at fixed rates under the Continental CPA and our other agreements.

LIQUIDITY AND CAPITAL COMMITMENTS

Operating Activities

            Our primary source of liquidity is the cash flow provided by Airlines’ operations.  For the three months ended March 31, 2007 and 2006, our operations provided cash flow of $27.0 million and $33.4 million, respectively.  The decrease in operating cash flows is attributable mainly to our transition costs associated with changes in our flight operations.

Investing Activities

            During the three months ended March 31, 2007, our capital expenditures were $11.7 million.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and aircraft modifications) and non-fleet (primarily relating to facility build-out or improvements, maintenance and ground service equipment) to be approximately $33 million.  The increase in our capital expense in 2007 is due mainly to the diversification of our flying into our own branded flying, corporate aviation and regional service for Delta.

Financing Activities

            During the three months ended March 31, 2007, we met all our debt requirements.  In March 2006 we made the final principal and accrued interest of $17.8 million on our note payable to Continental.

            There is no covenant under any of our long-term debt agreements that restricts our ability to undertake additional debt or equity financing.  During 2003, Holdings completed the private placement of $137.2 million senior convertible notes due 2023.  Repayment of the convertible notes is jointly and severally guaranteed on an unconditional basis by Airlines.  Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on Airlines’ ability to transfer funds to Holdings in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to its parent in certain circumstances.

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

Aircraft, Simulator and Spare Engine Leases

            As of March 31, 2007, we have significant lease and sublease obligations for aircraft, simulator and spare engines that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2022.  As of March 31, 2007, our expected total minimum rental expense for the full year 2007 under current and future firm order aircraft, simulator operating leases and spare engine operating leases is approximately $347.6 million, net of deferred credits amortized.  Approximately $8.7 million represents the incremental increase of 200 basis points on the 69 aircraft released from the Continental CPA.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.  See the Notes to Consolidated Financial Statements included in our 2006 10-K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Effective January 1, 2001, we entered into the Continental CPA, which is scheduled to expire December 31, 2010 (subject to extensions by Continental through 2030, or its right to terminate the agreement based on 12 months’ notice at any time), and a related fuel purchase agreement with Continental, which terminates when the Continental CPA terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the Continental CPA, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the agreement, we recover our fuel expense from Continental with a 10% margin.  For the three months ended March 31, 2007 and 2006, our cost of fuel under the Continental CPA was 71.2 cents per gallon, including fuel tax.

            Flying operations, outside of the Continental and Delta CPAs, can be significantly impacted by changes in the price and availability of aircraft fuel.  Except for our branded flying, we can minimize our exposure to fuel price volatility through contractual arrangements.  For our branded flying, efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving fixed price contracts.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.  As of March 31, 2007, we had committed to purchase 6.8 million gallons, or 66 percent of our anticipated branded flying fuel needs, at a weighted average price per gallon, excluding taxes and into-plane fees, of $2.11 for the second quarter of 2007.  Additionally, we have committed to purchase 13.0 million gallons for the second half of 2007 and 6.8 million gallons for the first six months 2008.  This represents approximately 40 percent and 21 percent of our anticipated branded flying fuel needs for the second half of 2007 and first half of 2008, respectively.

Interest Rates

            The Continental CPA contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental for the aircraft removed from the agreement to increase by 200 basis points upon their removal.  The Continental CPA provides that our block hour rates will be adjusted higher or lower to reflect any changes in the rental rates relating to the aircraft remaining under the agreement.  We also have potential interest rate exposure with respect to our loan agreement with EDC, which bears interest at the six-month LIBOR plus 1.75% per annum.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.   The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.1 million in interest expense for the three months ended March 31, 2007 and 2006.  However, we believe that interest rate increases on our variable rate, long-term debt would be offset by increases in interest income.

            We do not hold long-term, interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

            As of March 31, 2007, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $128.2 million based upon quoted market prices.  Market risk is not estimable for this debt instrument since its fair market value is based on many factors, including the risk-free interest rate, the performance of our common stock and investors’ trading behavior.

Item 4.  Controls and Procedures.

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  Beginning January 1, 2007, we have an integrated human resources, payroll and financial system of record, a Lawson application software.  This has resulted in a significant change to our internal control over financial reporting for the year ending December 31, 2007.  We continue working to correct a significant deficiency previously disclosed.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

               None.

Item 1A. Risk Factors.

               None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program (in millions)(2)

January 1 to January 31, 2007.............	6,448	$7.81	—	$24.4
February 1 to February 28, 2007..........	226	$8.02	—	24.4
March 1 to March 31, 2007..................	124	$6.71	—	24.4

Total..................................................	6,798	$7. 80	—	$24.4

(1)	Shares shown were withheld to satisfy tax obligations arising upon the vesting of restricted stock and do not count against the program.
(2)	Amount shown relates to securities repurchase program.

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

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: May 9, 2007	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2007	/s/Phung Ngo-Burns
Phung Ngo-Burns Staff Vice President - Finance and Controller (Principal Accounting Officer)

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