Form 10-Q
period 2007-06-30
EXPRESSJET HOLDINGS INC
filed 2007-08-09
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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

As of August 6, 2007, 54,722,075 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30

	2007	2006

Operating Revenue:
Passenger..........................................................	$387,483	$417,827
Ground handling and other....................................	7,674	1,607

	395,157	419,434

Operating Expenses:
Wages, salaries and related costs........................	106,836	94,682
Aircraft rentals.....................................................	86,150	83,127
Aircraft fuel and related taxes................................	73,638	57,483
Maintenance, materials and repairs.......................	51,485	47,538
Ground handling..................................................	23,945	25,468
Other rentals and landing fees...............................	29,288	29,994
Outside services..................................................	17,384	12,520
Marketing and distribution.....................................	6,981	4
Depreciation and amortization...............................	6,096	6,505
Other operating expenses.....................................	36,084	26,511

	437,887	383,832

Operating Income (Loss)...........................................	(42,730)	35,602

Nonoperating Income (Expense):
Interest expense..................................................	(1,785)	(1,794)
Interest income....................................................	4,652	3,339
Capitalized interest..............................................	378	119
Equity investments loss, net. ……........................	(283)	(107)
Other, net...........................................................	69	39

	3,031	1,596

Income (Loss) before Income Taxes...........................	(39,699)	37,198
Income Tax Benefit (Expense)...................................	13,295	(13,927)

Net Income (Loss)....................................................	$(26,404)	$23,271

Basic Earnings (Loss) per Common Share..................	$(0.49)	$0.43

Diluted Earnings (Loss) per Common Share................	$(0.49)	$0.39

Shares Used in Computing Basic Earnings (Loss) per Common Share...................................................	54,021	53,848
Shares Used in Computing Diluted Earnings (Loss) per Common Share...................................................	54,021	61,427

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,

	2007	2006

Operating Revenues:
Passenger.............................................................	$792,456	$821,828
Ground handling and other.......................................	14,757	3,390

	807,213	825,218

Operating Expenses:
Wages, salaries and related costs...........................	211,819	187,206
Aircraft rentals........................................................	170,734	164,718
Aircraft fuel and related taxes...................................	127,224	110,470
Maintenance, materials and repairs..........................	100,038	93,290
Ground handling.....................................................	48,170	48,976
Other rentals and landing fees..................................	57,665	57,231
Outside services.....................................................	32,276	24,688
Marketing and distribution........................................	9,901	23
Depreciation and amortization..................................	12,609	12,934
Other operating expenses........................................	65,166	52,752

	835,602	752,288

Operating Income (Loss)..............................................	(28,389)	72,930

Nonoperating Income (Expense):
Interest expense.....................................................	(3,585)	(3,844)
Interest income.......................................................	8,546	6,313
Capitalized interest.................................................	553	220
Equity investments loss, net....................................	(382)	(497)
Other, net..............................................................	11	85

	5,143	2,277

Income (Loss) before Income Taxes..............................	(23,246)	75,207
Income Tax Benefit (Expense)......................................	7,009	(28,182)

Net Income (Loss).......................................................	$(16,237)	$47,025

Basic Earnings (Loss) per Common Share.....................	$(0.30)	$0.87

Diluted Earnings (Loss) per Common Share...................	$(0.30)	$0.80

Shares Used in Computing Basic Earnings (Loss) per Common Share......................................................	53,988	53,823
Shares Used in Computing Diluted Earnings (Loss) per Common Share......................................................	53,988	61,423

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30,	December 31,
	2007	2006

	(Unaudited)
Current Assets:
Cash and cash equivalents.......................................	$279,444	$291,633
Restricted cash.......................................................	14,512	11,227
Accounts receivable, net...........................................	17,074	7,603
Spare parts and supplies, net....................................	22,627	23,717
Income tax receivable...............................................	26,887	8,863
Deferred income tax.................................................	7,379	—
Prepayments and other............................................	4,675	5,751

Total Current Assets.............................................	372,599	348,794

Property and Equipment:
Owned property and equipment:
Flight equipment...................................................	228,423	213,682
Other...................................................................	160,860	143,815

	389,283	357,497
Less: Accumulated depreciation............................	(124,023)	(113,195)

	265,260	244,302

Capital Leases:	4,338	4,338
Less: Accumulated amortization...........................	(3,890)	(3,557)

	448	781

Total Property and Equipment................................	265,708	245,083

Investments in Other Entities.........................................	17,635	18,017
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net...........................	12,945	12,986
Airport Operating Rights, net..........................................	3,566	3,691
Debt Issuance Cost, net................................................	3,396	3,497
Other Assets, net.........................................................	4,101	4,961

Total Assets.........................................................	$679,950	$637,029

(continued on next page)

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	June 30,	December 31,
STOCKHOLDERS' EQUITY	2007	2006

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt .........................	$2,965	$1,668
Current maturities of capital lease obligations............	634	821
Accounts payable...................................................	12,577	8,462
Accrued payroll and related costs.............................	37,196	44,122
Air traffic liability......................................................	20,707	—
Amounts due to Continental Airlines, net...................	11,432	3,522
Deferred income taxes.............................................	—	14,785
Accrued other liabilities............................................	72,943	61,712

Total Current Liabilities.........................................	158,454	135,092

Long-term Debt............................................................	11,037	12,818

4.25% Senior Convertible Notes due 2023......................	137,200	137,200

Capital Lease Obligations.............................................	16	214

Deferred Income Taxes.................................................	73,284	38,030

Other Long-term Liabilities............................................	9,289	9,361

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued and outstanding, respectively.........................................................	—	—
Common stock - $.01 par, 200,000,000 shares authorized, and 55,138,692 and 54,653,942 shares issued, respectively...................................	547	547
Additional paid-in capital..........................................	167,778	165,658
Accumulated earnings.............................................	126,127	142,349
Accumulated other comprehensive income................	364	364
Common stock held in treasury, at cost 438,789 and 487,261 shares, respectively...............	(4,146)	(4,604)

Total Stockholders’ Equity....................................	290,670	304,314

Total Liabilities and Stockholders’ Equity................	$679,950	$637,029

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2007	2006

Net Cash Flows provided by Operating Activities............................	$20,902	$50,339

Cash Flows from Investing Activities:
Capital expenditures...............................................................	(32,289)	(9,799)
Proceeds from disposition of equipment....................................	—	69
Proceeds from the sale of short-term investments......................	—	—
Investments in and advances to equity ownerships ..................	—	(2,051)
Investments in other entities....................................................	—	(3,505)

Net cash used in investing activities......................................	(32,289)	(15,286)

Cash Flows from Financing Activities:
Payment on note payable to Continental Airlines.......................	—	(17,545)
Payments on long-term debt and capital lease obligations..........	(868)	(810)
Proceeds from issuance of common stock related to Employee Stock Purchase Plan...........................................	66	275

Net cash used in financing activities......................................	(802)	(18,080)

Net Increase (Decrease) in Cash and Cash Equivalents..................	(12,189)	16,973

Cash and Cash Equivalents – Beginning of Period..........................	291,633	227,285

Cash and Cash Equivalents – End of Period...................................	$279,444	$244,258

Supplemental Cash Flow Information:
Interest paid, net....................................................................	$3,457	$4,293
Income taxes paid (refunded) - including payments (refunds) under tax agreement with Continental Airlines...........	$(2,119)	$35,948

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (“Airlines”).  Holdings and Airlines are together referred to as  “ExpressJet,” “we,” “us” and “our”.  Airlines is one of the largest regional airlines in the world, based on available seat miles, number of regional jets in its fleet and number of passengers flown.  Currently Airlines offers scheduled airline services with approximately 1,550 daily departures to 175 cities in the United States, Mexico, Canada and the Caribbean.  We also invest in other entities that permit us to leverage the management experience, efficiencies and economies of scale present in our subsidiaries.

            Airlines currently operates a fleet of 274 aircraft.  As of June 30, 2007, we performed scheduled airline services with

•	208 aircraft for Continental Airlines, Inc. (“Continental”) as Continental Express pursuant to a capacity purchase agreement (the “Continental CPA”),
•	42 aircraft under our own brand, and
•	10 aircraft for Delta Air Lines, Inc. (“Delta”) as Delta Connection pursuant to a capacity purchase agreement (the “Delta CPA”).

Additionally, eight of our aircraft, previously dedicated to charters, were being positioned to fly under a pro-rate revenue agreement with Delta, beginning on July 1, pursuant to which we share passenger revenue risk and incur pricing, scheduling and revenue management costs.  We operated our remaining aircraft under dedicated charter contracts or ad-hoc charter arrangements.

            We also provide other aviation services, such as ground-handling services at airport locations across the United States, as well as aircraft repair, overhaul, interior refurbishments and paint, through our wholly owned subsidiary, ExpressJet Services, LLC (“Services”), and a majority owned subsidiary, Saltillo Jet Center.

            Although we believe that these new operations will enhance stockholder value in the long term, we are incurring significant start-up costs during the transition period, which will significantly reduce our overall profitability for 2007 and may result in a loss for the year.  Our branded flying, including pro-rate operations with Delta, will produce more volatile financial results than our historical operations, primarily due to fluctuations in the price of fuel, passenger demand and fare levels and the cyclical nature of the airline industry.

            The accompanying interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”).  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  The actual results may differ from our estimates.  Please see the 2006 10-K for a detailed description of our critical accounting estimates as well as Note 1 below.  The SEC has defined critical accounting estimates as those most important to the portrayal of a company's financial condition and results of operations and that require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Note 1 – Principles of Consolidation

            The accompanying condensed consolidated financial statements include the accounts of ExpressJet Holdings, Inc. and its subsidiaries.  The following are additions to our accounting policies and estimates described in our 2006 10-K.

            Revenue Recognition.  We recognize our operating revenue under contractual arrangements, such as the Continental CPA as described in our 2006 10-K, pursuant to the terms of the contract.  Such operating revenues from contracts have been reclassified as passenger revenue.  We recognize our unrelated passenger revenue and ground handling and other revenues as services are provided.  For our branded flying, including pro-rate arrangements, tickets are sold and processed internally, with amounts due settled on a monthly basis through the airline clearing house, as appropriate, or pursuant to the terms of our agreements with various credit card service vendors.  We recognize passenger revenue when transportation is provided or when the ticket expires unused.  Nonrefundable tickets expire on the date of intended flight, unless the date is extended by notification from the customer in advance of the intended flight. The amount of passenger ticket sales not yet recognized as revenue is included in our consolidated balance sheets as air traffic liability.

            Transportation taxes.  Various taxes and fees assessed on the sale of tickets to traveling customers are collected by Airlines as agent and are remitted to taxing authorities.  These taxes and fees have been recorded as a liability until remitted to the appropriate taxing authority.

Note 2 – Capacity Purchase Agreements

            Continental CPA.  The Continental CPA is designed to provide Airlines with a 10% operating margin, subject to certain adjustments, in its Continental Express operations.  In addition to the 10% margin, Airlines is entitled to receive incentive payments from Continental if its controllable completions are higher than its historical benchmark and is required to pay Continental a penalty for controllable completion factors below 99.5%.  Airlines also receives a small per-passenger fee and incentive payments for certain on-time departures and baggage handling performance.  For a detailed description of the terms of the Continental CPA, please see Item 1. “Business — Capacity Purchase and Other Agreements with Continental Airlines” in our 2006 10-K.

            As previously disclosed, in January 2007, ExpressJet and Continental submitted their disagreements over the rates to be charged Continental in 2007 under the Continental CPA to binding arbitration in accordance with the terms of the agreement.  On July 27, 2007, the arbitration panel issued its decision.  The panel considered various components related to the proposed rates that we charge Continental in connection with regional jet service, including the costs that formed the basis for our 2007 rates and the allocation of certain costs between the parties.  The panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million (including the 10% operating margin).  As a result of the panel’s decision, we recorded our passenger revenue under the Continental CPA using the block hour rates determined by the panel for the six months ended June 30, 2007.  Since the resulting rates were lower than the 2006 rates used to record that revenue prior to the decision, the change in rates resulted in an unfavorable adjustment of $4.3 million, net of tax benefits, to our results of operations for the three and six months ended June 30, 2007 (a decrease of $0.08 to our earnings per share).  Additionally, we incurred over $2.5 million in legal fees during the three months ended June 30, 2007, primarily driven by costs associated with this arbitration.  Legal fees associated with the arbitration are not reimbursed under the Continental CPA.

            Delta CPA.  We signed a two-year capacity purchase agreement effective June 1, 2007, with up to two one-year extension options at Delta’s sole discretion.  The Delta CPA covers 10 ERJ-145XR aircraft that were placed into service during June 2007.  Delta will be responsible for scheduling, marketing, pricing and revenue management on the aircraft and will collect all passenger revenues.  Airlines will operate, maintain and finance the aircraft.

            Airlines receives a base rate for each completed block hour and departure and is reimbursed for certain pass-through costs.  Airlines has the ability to earn incentives for meeting or exceeding completion benchmarks and maintaining high Department of Transportation rankings for on-time arrivals and other aspects of customer satisfaction.  These incentives are settled on a monthly and semi-annual basis.  For the first month of operation, we met the monthly incentive goals.

            A significant portion of our operating expenses are incurred to support our entire fleet of 274 aircraft and are managed for the consolidated operation and not to the individual segments identified below.  However, in our determination of the rates under our capacity purchase agreements with Continental and Delta, we consider these shared costs in our contracts in order to achieve the agreed rates and applicable operating margins.

Note 3 – Segment Reporting

            Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“Statement 131”) requires disclosures related to components of a company for which separate financial information is available if that segregated information is evaluated regularly by the company’s chief operating decision makers in deciding the allocation of resources and assessing performance.  ExpressJet has three major reportable segments: contract flying, branded flying and aviation services.

            The contract flying segment includes our Corporate Aviation (charter) division and our capacity purchase agreements with Continental and Delta as of June 2007. Under the contract flying segment revenues are contractually determined with Continental, Delta and various corporations, aircraft brokers, hospitality companies, sports teams and schools, which insulates some of the underlying operating expenses, such as fuel.  Additionally, under these arrangements, we do not have the obligation to market, distribute and sell any of the seats on our aircraft.

            Branded flying consists of operating under our own brand, which began April 2007, and our pro-rate revenue agreement with Delta, which began on July 1, 2007. Revenues for this flying are derived from our scheduled air services sold directly to passengers.  We are responsible for local market pricing, scheduling and revenue management, and the operation and maintenance of the aircraft.  Under the pro-rate revenue flying with Delta, we expect to earn a pro-rated portion of the ticket fare plus an incentive for passengers connecting onto Delta's network.

            Aviation services include our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as ExpressJet Services, LLC (“Services”), our wholly owned repair and overhaul subsidiary.   During the first half of 2007, we rebranded American Composites, LLC (“American Composites”) and InTech Aerospace Services, LP (“InTech”), our wholly owned subsidiaries, and Saltillo Jet Center, a majority-owned subsidiary, under the name ExpressJet Services.  These entities provide composite, sheet metal, paint, interior (including seat refurbishment), and thrust reverser repairs throughout our five facilities in the United States and Mexico.  Revenues are earned and recognized when we complete various jobs and bill our customers for the products and/or services delivered.

            As stated above in Note 2, a significant portion of our operating expenses and infrastructure (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) support our entire fleet of 274 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  Additionally, since we transitioned substantially all of our 69 aircraft released from the Continental CPA during the first six months of 2007, we incurred over $12 million in transition expenses associated with painting, maintenance modifications and training to ready our operation for flying outside of the Continental CPA.  These costs were not included in our measurement of segment profitability as they are expected to be nonrecurring.  We believe that the presentation of our consolidated shared costs and transition costs is more reasonable than allocating these expenses in a manner not reviewed by our chief operating decision maker.   Consequently, the table below presents our operating revenues, including inter-segment revenues, and segment profits/(loss) generated per reportable segment for the three and six months ended June 30, 2007.  We also included our reconciliation of the consolidated operating revenue to consolidated net income/(loss) before taxes and of our total assets at June 30, 2007.

	Contractual Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Three months ended June 30, 2007:
Revenue from customers........................................	$360.1	$28.2	$9.3	$(2.4)	$395.2
Direct segment expenses.......................................	280.4	59.3	6.1	(2.4)	343.4

Segment profit / (loss)..........................................	$79.7	$(31.1)	$3.2	$—	$51.8
Shared expenses, including transition costs (1)..					(94.4)
Interest expense........................................................					(1.8)
Interest Income..........................................................					4.6
Other............................................................................					0.1

Consolidated loss before income taxes...............					$(39.7)

Six months ended June 30, 2007:
Revenue from customers........................................	$764.9	$28.2	$18.6	$(4.5)	$807.2
Direct segment expenses.......................................	586.1	60.6	11.7	(4.5)	653.9

Segment profit / (loss)..........................................	$178.8	$(32.4)	$6.9	$—	$153.3
Shared expenses, including transition costs (2)..					(181.8)
Interest expense........................................................					(3.6)
Interest Income..........................................................					8.5
Other............................................................................					0.4

Consolidated loss before income taxes...............					$(23.2)

Assets at June 30, 2007:
Segment assets........................................................	$207.3	$67.1	$50.5	$—	$324.9
Other shared assets (3)............................................					355.0
Total consolidated assets ..................................
					$679.9

(1) Some of the major components of shared expenses are maintenance labor - $18.6 million; general and administrative labor and related expenses - $19.7 million; other general and administrative expenses – $17.8 million; outside services - $13.2 million; and non-airport rentals - $3.8 million.  Transition costs incurred were approximately $8.8 million.

(2) Some of the major components of shared expenses are maintenance labor - $37.3 million; general and administrative labor and related expenses - $40.2 million; other general and administrative expenses - $26.4 million; outside services - $22.2 million; and non-airport rentals - $7.5 million.  Transition costs incurred were approximately $12.6 million.

(3) Other shared assets include assets that are interchangeable between segments.

Note 4 – Investments in Other Entities

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

Company	Carrying Amount of Investment at June 30, 2007 (In millions)

Wing Holdings, LLC	14.5
Flight Services and Systems, Inc.	3.2

            We purchased a 49% interest in Wing Holdings, LLC for $16.0 million in June 2005.  The carrying amount of our investment exceeded the amount of the company’s underlying equity by approximately $8.5 million at the time of our investment.  We evaluated the net book value of the company’s fixed assets as of June 30, 2005 and identified approximately a $1.9 million difference between net book value and fair value.  The majority of the difference is being amortized over the remaining average life of the assets identified.  As of June 30, 2007, the balance of the fair value difference, net of amortization, was approximately $0.8 million.  The remaining $6.6 million of our difference in the underlying investment is considered goodwill and thus is not amortized.

            In January 2006, we purchased a 44% interest in Flight Services and Systems, Inc. (“FSS”) for $3 million.  At the same time, we loaned FSS $1 million which is classified in Other Assets, net, on the consolidated balance sheets.  The note is due and payable in full on September 30, 2007 with interest due and payable quarterly on the 15th day following the close of each calendar quarter.  The note provides that if International Total Services, Inc. (“ITS”) (also owned by the non-ExpressJet owners of FSS) emerges from bankruptcy and FSS can utilize ITS’s federal income tax attributes through a transaction or series of transactions, then any unpaid balance of the note may be deemed paid in full as a contribution by us to the capital of FSS.  The loan interest rate is equal to the lesser of 7% per annum or the three-month LIBOR plus 150 basis points.  We received the interest payment that was due April 15, 2007.  We have accrued and reserved fully the interest payment that was due on July 15, 2007, as we are waiting for the final legal opinion on the survival of ITS’s federal income tax attributes following the emergence of ITS from bankruptcy and the ability for FSS to utilize such tax attributes.  We expect to receive our principal value on this note, either as payment in cash or as our contribution to the capital of FSS.

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

Note 5 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Numerator for basic earnings per share – net income..................................................	$(26,404)	$23,271	$(16,237)	$47,025
Income impact of assumed conversion of convertible debt......................................	—	915	—	1,831

Numerator for diluted earnings per share – adjusted.................................................	$(26,404)	$24,186	$(16,237)	$48,856

Denominator for basic earnings per share – weighted average shares.........................	54,021	53,848	53,988	53,823
Restricted stock and stock options...............	—	41	—	62
Assumed conversion of convertible debt.........	—	7,538	—	7,538

Denominator for diluted earnings per share – adjusted and assumed conversions..........	54,021	61,427	53,988	61,423

            We excluded 653,755 and 321,567 shares of restricted stock from the weighted average shares used in computing basic earnings per share for the three and six months ended June 30, 2007 and 2006, as these shares were not vested as of the end of these respective periods.

            Weighted average common shares outstanding for diluted earnings per share calculation include the incremental effect of shares issuable upon the exercise of stock options and of restricted stock not yet vested.  We excluded the following common stock equivalents from our diluted earnings per share calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 3.2 million shares and 2.7 million shares of our common stock for the three months and six months ended June 30, 2007, and 1.9 million shares for the three and six months ended June 30, 2006.  These options' exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.2 million shares of restricted stock for the three and six months ended June 30, 2006.

Note 6 – Long-Term Debt

            As of June 30, 2007, long-term debt, including current maturities, totaled $14.0 million, which consisted of secured debt owed to Export Development Canada (“EDC”).

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

            During 2003, Holdings completed the private placement of $137.2 million senior convertible notes due 2023.  Cash interest is payable on the notes at a rate of 4.25% per year on the principal amount at maturity payable semiannually in arrears on February 1 and August 1 of each year.   As of June 30, 2007 and December 31, 2006, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $134.0 million and $127.9 million, respectively, based upon quoted market prices.

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

	Condensed Consolidating Balance Sheet
	June 30, 2007
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Current assets.....................	$20	$364,990	$7,589	$—	$372,599
Property and equipment, net.	114	250,260	15,334	—	265,708
Investments in other entities..	3,159	—	14,476	—	17,635
Other assets........................	22,538	6,381	449	(5,360)	24,008

Total assets.........................	25,831	621,631	37,848	(5,360)	679,950

Current liabilities..................	2,446	152,677	3,331	—	158,454
Intercompany payables (receivables).......................	(335,387)	330,812	4,575	—	—
Long-term debt.....................	137,200	11,037	16	—	148,253
Other liabilities.....................	—	87,588	345	(5,360)	82,573
Stockholders’ equity.............	221,572	39,517	29,581	—	290,670

Total liabilities and stockholders’ equity............................	$25,831	$621,631	$37,848	$(5,360)	$679,950

	Condensed Consolidating Balance Sheet
	December 31, 2006
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Current assets...........................	$37	$341,990	$6,902	$(135)	$348,794
Property and equipment, net.......	—	229,377	15,706	—	245,083
Investments in other entities........	3,194	—	14,823	—	18,017
Other assets..............................	17,567	7,285	283	—	25,135

Total assets...............................	$20,798	$578,652	$37,714	$(135)	$637,029

Current liabilities........................	$9,418	$125,913	$276	$(515)	$135,092
Intercompany payables (receivables)..............................	(336,128)	330,624	(236)	5,740	—
Long-term debt...........................	137,200	12,981	51	—	150,232
Other liabilities...........................	—	52,412	339	(5,360)	47,391
Stockholders’ equity...................	210,308	56,722	37,284	—	304,314

Total liabilities and stockholders’ equity....................................	$20,798	$578,652	$37,714	$(135)	$637,029

	Condensed Consolidating Results of Operations
	Three Months Ended June 30, 2007
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue......................	$—	$393,726	$3,787	$(2,356)	$395,157
Operating expenses...................	309	434,093	5,841	(2,356)	437,887

Operating (loss).........................	(309)	(40,367)	(2,054)	—	(42,730)

Interest expense........................	(1,509)	(4,728)	—	4,452	(1,785)
Interest income..........................	4,469	4,635	—	(4,452)	4,652
Capitalized Interest.....................	—	378	—	—	378
Equity investment (loss)..............	(11)	—	(272)	—	(283)
Other, net..................................	—	—	69	—	69

Income/(loss) before income taxes........................................	2,640	(40,082)	(2,257)	—	(39,699)
Income tax benefit (expense).......	(928)	13,357	866	—	13,295

Net income / (loss).....................	$1,712	$(26,725)	$(1,391)	$—	$(26,404)

	Condensed Consolidating Results of Operations
	Three Months Ended June 30, 2006
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue.......................	$—	$418,700	$1,752	$(1,018)	$419,434
Operating expenses....................	(36)	383,008	1,878	(1,018)	383,832

Operating income (loss)..............	36	35,692	(126)	—	35,602

Interest expense.........................	(1,389)	(4,857)	—	4,452	(1,794)
Interest income..........................	4,487	3,304	—	(4,452)	3,339
Capitalized Interest.....................	—	178	(59)	—	119
Equity investment income (loss)..	105	—	(212)	—	(107)
Other, net..................................	—	39	—	—	39

Income/(loss) before income taxes.................................................	3,239	34,356	(397)	—	37,198
Income tax benefit (expense).......	(2,704)	(11,257)	34	—	(13,927)

Net income / (loss).....................	$535	$23,099	$(363)	$—	$23,271

	Condensed Consolidating Results of Operations
	Six Months Ended June 30, 2007
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue.......................	$—	$804,476	$7,256	$(4,519)	$807,213
Operating expenses....................	310	829,184	10,627	(4,519)	835,602

Operating (loss)..........................	(310)	(24,708)	(3,371)	—	(28,389)

Interest expense.........................	(3,017)	(9,470)	(2)	8,904	(3,585)
Interest income...........................	8,955	8,495	—	(8,904)	8,546
Capitalized Interest.....................	—	553	—	—	553
Equity investment income (loss)...	(34)	—	(348)	—	(382)
Other, net...................................	—	7	4	—	11

Income/(loss) before income taxes.................................................	5,594	(25,123)	(3,717)	—	(23,246)
Income tax benefit (expense).......	(1,962)	7,870	1,101	—	7,009

Net income / (loss)......................	$3,632	$(17,253)	$(2,616)	$—	$(16,237)

	Condensed Consolidating Results of Operations
	Six Months Ended June 30, 2006
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue.......................	$—	$823,413	$3,629	$(1,824)	$825,218
Operating expenses....................	548	749,935	3,629	(1,824)	752,288

Operating income (loss)..............	(548)	73,478	—	—	72,930

Interest expense.........................	(2,897)	(9,851)	—	8,904	(3,844)
Interest income..........................	9,094	6,123	—	(8,904)	6,313
Capitalized Interest.....................	—	220	—	—	220
Equity investment income (loss)..	34	—	(531)	—	(497)
Other, net..................................	—	85	—	—	85

Income/(loss) before income taxes.................................................	5,683	70,055	(531)	—	75,207
Income tax benefit (expense).......	(2,026)	(26,255)	99	—	(28,182)

Net income /(loss)......................	$3,657	$43,800	$(432)	$—	$47,025

	Condensed Consolidating Cash Flows Six Months Ended June 30, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities............	$—	$21,846	$(944)	$—	$20,902
Investing activities.............	—	(32,836)	(23)	570	(32,289)
Financing activities............	458	(1,228)	538	(570)	(802)

Net increase/(decrease) in cash................................	458	(12,218)	(429)	—	(12,189)
Cash at the beginning of the period...............................	—	291,148	485	—	291,633

Cash at the end of the period...............................	$458	$278,930	$56	$—	$279,444

	Condensed Consolidating Cash Flows Six Months Ended June 30, 2006 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities...........	$—	$50,255	$4,057	$(3,973)	$50,339
Investing activities............	(10,975)	(5,571)	(4,159)	5,419	(15,286)
Financing activities...........	1,723	(18,357)	—	(1,446)	(18,080)

Net increase/(decrease) in cash...............................	(9,252)	26,327	(102)	—	16,973
Cash at the beginning of the period........................	9,492	217,669	124	—	227,285

Cash at the end of the period..............................	$240	$243,996	$22	$—	$244,258

Note 7 – Income Taxes

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if these tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of these benefits realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  During the six months ended June 30, 2006 we made net payments to Continental under the tax agreement of approximately $12.0 million.   No tax payments under the tax agreement related to the additional tax deductions were made by either Continental or us during the six months ended June 30, 2007.

            Our tax agreement increases our dependence on Continental’s financial condition.  If it were determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we were required to pay additional taxes, interest and penalties, then we could be adversely affected if Continental were unable or unwilling to perform their indemnification under the agreement.

            Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  As of June 30, 2007, there were no material unrecognized tax benefits or associated accrued interest and penalties under the interpretation.   The calendar tax years 2003 through 2006 remain subject to examination by the Internal Revenue Service.

Note 8 – Stock Based Compensation Plans

            As of June 30, 2007, we had three stock-based compensation plans: our 2002 and 2007 Stock Incentive Plans,   (the “Incentive Plans”) and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”).  We account for our stock-based compensation arrangements using the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (“Statement 123(R)”) using the modified-prospective transition method. The fair value of Holdings’ options granted during the six months ended June 30, 2007 was estimated at the date of grant using the Black-Scholes options pricing model, which requires us to make several assumptions.  The table below summarizes the weighted-average of these assumptions for the six months ended June 30, 2007:

Risk-free interest rate...................................................................	4.9%
Dividend yield...............................................................................	0.0%
Expected market price volatility of our common stock................	50.5%
Expected life of options (years)....................................................	7.0

            The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plan to do so in the future.  The market price volatility of our common stock was based on historical volatility since April 23, 2002.  The expected life of the options is based upon our anticipated expectations of exercise behavior since no options have been exercised since the initial public offering to provide relevant historical data.

            Based upon the assumptions above, the weighted-average fair value of the options granted during the six months ended June 30, 2007 was determined to be $3.5 million.

            The table below summarizes stock option transactions pursuant to the Incentive Plan (share data in thousands):

	Options	Weighted Average Exercise Price

Outstanding at Beginning of Year.................................................	2,702	$10.90
Granted......................................................................................	2,059	$6.16
Exercised...................................................................................	(5)	$5.40
Cancelled...................................................................................	(41)	$6.19

Outstanding at June 30, 2007.......................................................	4,715	$8.87

Options Exercisable at June 30, 2007...........................................	1,975	$12.62

            In January and July 2007, we issued 39,472 and 44,020 shares of our common stock to our employees pursuant to the ESPP at $6.02 and $5.13 per share, respectively.  In January and July 2006, 39,985 and 35,035 shares of our common stock were issued to our employees at $6.88 and $5.70 per share, respectively.

Note 9 – Commitments and Contingencies

Purchase Commitments and Contingencies

            As shown in the following table, our fleet consisted of 274 regional jets at June 30, 2007.  We had no aircraft purchase commitments (firm orders), but did have options to purchase 100 ERJ-145XR aircraft or other types of aircraft within the ERJ-145 family.

Type	Total Leased Aircraft	Seats in Standard Configuration

ERJ-145XR..................	104	50
ERJ-145......................	140	50
ERJ-135......................	30	37

Total.........................	274

Collective Bargaining Agreements

            As of June 30, 2007, approximately 70% of our employees were covered by collective bargaining agreements.  Our contracts with our pilots, dispatchers, flight attendants, and mechanics will be amendable in December 2010, July 2009, August 2010 and August 2009, respectively.  Our other employees are not covered by collective bargaining agreements.

Credit Card Holdback

            Under our American Express credit card processing agreement, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in accounts receivable in our consolidated balance sheets, totaled approximate $3.9 million as of June 30, 2007. The funds held back by American Express are interest-bearing and are subsequently made available to us as air travel is provided.

            Our agreement with Visa and MasterCard processor also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and maintain certain financial ratios and levels of operating income. Under the terms, the level of credit card holdback is subject to adjustment based on these specific financial triggers.  As of June 30, 2007, we were in compliance with all of the terms of the agreement. If these specific financial triggers are not met in the future, the holdback could increase up to 100% of the applicable credit card air traffic liability. The funds will be made available to us as air travel is provided.

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

Aircraft Fuel

            Our branded flying operations can be significantly impacted by changes in the price and availability of aircraft fuel.  Efforts to reduce our exposure to increases in the price and availability of aviation fuel consist of the utilization of forward-purchase contracts at fixed prices and fuel tankering, where feasible.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.  As of June 30, 2007, we had committed to purchase 13.5 million gallons, or 78 percent of our anticipated branded flying fuel needs, at a weighted average price per gallon, excluding taxes and into-plane fees, of $2.16 for the third quarter of 2007.  Additionally, we have committed to purchase 8.7 million gallons for the fourth quarter of 2007 and 12.0 million gallons for the first six months 2008.  This represents approximately 64 percent and 35 percent of our anticipated branded flying fuel needs for the remaining months of 2007 and first six months of 2008, respectively. For the three months ended June 30, 2007, Airlines’ fuel cost, including related fuel taxes, was $0.93 per gallon.  This is due to approximately 90% of our fuel cost being capped by our contract flying partners.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion and analysis contain a number of forward-looking statements, all of which are based on our current expectations and could involve a number of risks and uncertainties.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to:

•	our dependence on the financial and operational stability of Continental and Delta;
•	the possibility that the Continental CPA can still be terminated with 12 months notice;
•

the possibility that we may lose access to our aircraft, facilities and regulatory authorizations, as well as any airport-related and other services that Continental currently provides to us if the Continental CPA is terminated;

•	the possibility that our new operations, including the Delta CPA, our branded flying and our aviation services, may be less profitable than our historical results;
•	the possibility that competitive pressures on our branded flying could make our service less profitable;
•	the possibility that we may be unable to obtain all of the aircraft, parts or related support services we need from Embraer to operate our aircraft;
•	the likely increase in maintenance and other costs as the average age of our fleet increases;
•	the possibility that our cost structure in the future may not be competitive with some low-cost carriers and other regional carriers;
•	extensive government regulation of our business and additional costs to comply with such regulations;
•	other adverse factors beyond our control, including weather conditions and the availability and cost of fuel;
•	our reliance on technology could be harmful in the event of system failure: and
•	any adverse effects on our operations and financial condition from an aviation accident.

For further discussion of these risks, please see the “Risk Factors” section in our 2006 10-K.  The statements in this report are made as of August 9, 2007, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

2007 Outlook

            Operational Review.  2007 marks a year of significant transition for us, as we diversify our flying portfolio with our fleet of 274 aircraft.  Airlines currently offers scheduled airline services with approximately 1,550 daily departures to 175 cities in the United States, Mexico, Canada and the Caribbean.  For both the three and six months ended June 30, 2007, Airlines operated under the Continental CPA at a 99.8% controllable completion factor, which excludes cancellations due to weather and air traffic control.  System-wide, Airlines achieved overall completion factors of 97.2% and 97.0%, respectively, for the same periods.  Our current plan for aircraft allocation follows (after the withdrawal in August 2007 of the last three aircraft by Continental):

Aircraft Allocation

Contract Flying.......................................................................	224
Branded Flying (ExpressJet brand and pro-rate arrangements).......................................................................	50

Total Aircraft........................................................................	274

            Although we believe that our expanded operations will enhance stockholder value in the long term, we are incurring significant start-up costs, such as aircraft modifications, paint and initial training, which will significantly reduce our overall profitability for 2007 and may result in a loss for the year.  In addition, our branded flying, which includes flying under the ExpressJet name and our pro-rate arrangement with Delta, is likely to produce more volatile financial results in the near term than our historical operations under the Continental CPA, primarily due to changes in the price of fuel and fluctuations in passenger demand and fare levels.  As we transition part of our operations to branded and charter flying, our results may be affected by the cyclical nature of the airline industry to a greater degree than they have historically.

As a result of our diversification activities in the first half of 2007, we have identified three reportable segments under Statement 131.  Effective for the quarter ended June 30, 2007, our three reportable segments are as follows:

•	The contract flying segment, which includes our flying under capacity purchase agreements as Continental Express and Delta Connection and our Corporate Aviation (charter) division;
•	The branded flying segment, which consists of flying as ExpressJet and our pro-rate revenue flying with Delta
•

The aviation services segment, which includes our ground-handling services under our contracts with Continental and other airlines at airport locations across the United States, as well as, Services, our wholly owned repair and overhaul subsidiary, which includes American Composites, InTech and Saltillo Jet Center, which have been rebranded under the ExpressJet Services name.

In addition to our discussion and analysis of the reportable segments that follows, we now include information with respect to the segments in our financial statements.

            Continental CPA.  Our relationship with Continental remains important to our success as 75% of our fleet is engaged in support of Continental’s network, operating as Continental Express. We believe the service we provide Continental has been effective in helping Continental to fully develop its route network and gain recognition as a premier service provider.  We provide Continental seamless service to more than 150 markets in the U.S., Mexico, Canada and the Caribbean.  As a result of the recently concluded arbitration with Continental over our 2007 block hour rates, we have adjusted the amounts we are charging Continental in 2007.  The arbitration panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million (including the 10% operating margin).  See "Legal Proceedings” below for further discussion of the final arbitration outcome.

            Delta CPA.  Airlines currently operates 10 aircraft as Delta Connection pursuant to a capacity purchase agreement with Delta that began June 1, 2007.  The agreement is a two-year capacity purchase agreement that permits up to two one-year extensions at Delta’s option.  Delta is responsible for scheduling, marketing, pricing and revenue management on the aircraft and will collect all passenger revenue.  Airlines will operate, maintain and finance the aircraft.

            Airlines is receiving a base rate for each completed block hour and departure and is reimbursed for certain pass-through costs, such as fuel expenses and certain airport costs.  In June, Airlines earned incentive payments for exceeding completion and on-time benchmarks.  Additionally, on a semi-annual basis, Airlines has the ability to earn additional incentive payments by maintaining a high completion factor and high Department of Transportation rankings for on-time arrivals and customer satisfaction.

            Corporate Aviation.  Our Corporate Aviation (charter) division currently operates nine aircraft, providing distinctive travel solutions for corporations, aircraft brokers, hospitality companies, sports teams, schools and others, including short-term flying solutions for other carriers, such as JetBlue Airways during March and April 2007.  The aircraft are configured with 50 redesigned seats for enhanced passenger comfort, and each seat includes complimentary XM Satellite radio with over 100 channels of audio entertainment.  In addition to the basic service, customized flight service options give customers an opportunity to create a unique flight experience.

            Branded Flying.  We are providing scheduled air service to 24 cities in the United States and over 220 daily departures, utilizing 42 of our aircraft, under our branded flying segment.  Customers can access our reservation system through our consumer website, www.xjet.com, reservations call center and all four major global distribution systems.  Being a part of the major global computer reservation systems allows travel agents and online distributors, such as Expedia, Orbitz, Travelocity and Cheaptickets.com the visibility to see and sell our tickets.  We launched sales in the Worldspan global distribution system in February 2007, in the Sabre and Amadeus global distribution systems in April 2007 and the Galileo global distribution system in July 2007.

            On July 1, 2007, Airlines began scheduled air services utilizing eight aircraft under a pro-rate revenue sharing arrangement with Delta.  Under this arrangement, we are responsible for scheduling, marketing, pricing, revenue management as well as the operation and maintenance of the aircraft and earn a pro-rated portion of the fare plus an incentive for passengers connecting onto Delta's network.

            Aviation Services.  During the first half of 2007, we rebranded our aviation services segment, which includes American Composites, InTech and Saltillo Jet Center as ExpressJet Services, which provides third-party maintenance for interior and exterior work on aircraft.  We also provide third-party ground-handling services to Continental and other airlines at locations across the United States.

            Our Liquidity.  As of June 30, 2007, we had $294.0 million in cash and cash equivalents, including $14.5 million in restricted cash, which is used as collateral for our workers’ compensation coverage, letters of credit and charter deposits.  Our cash flow from operating activities decreased approximately $29 million for the first six months of 2007 compared to the same period in 2006.  The decrease is due mainly to cash used in the commencement of our diversification away from the Continental CPA.  Our cash flows from operations were sufficient to cover our capital resource and liquidity requirements.

            Labor.  As of June 30, 2007, approximately 70% of our employees were covered by collective bargaining agreements.  The contracts with our pilots, dispatchers, flight attendants and mechanics will become amendable in December 2010, July 2009, August 2010 and August 2009, respectively.  Similar to our competitors in the airline industry, we are experiencing hiring and training challenges of our pilots to meet the demands of our operation.  As a result, our operating expenses in such areas have increased as described in more detail below.

Critical Accounting Policies and Estimates

            The following are additions to our critical accounting policies and estimates included in the 2006 10-K.

            Revenue Recognition.  We recognize our operating revenue under contractual arrangements, such as the Continental CPA as described in our 2006 10-K, pursuant to the terms of the contract.  Such operating revenues from contracts have been reclassified as passenger revenue.  Additionally, we recognize our unrelated passenger revenue and ground handling and other revenues as services are provided.  For our branded flying, including pro-rate arrangements, tickets are sold and processed internally, with amounts due settled on a monthly basis through an airline clearing house, as appropriate, or pursuant to the terms of our agreements with various credit card service vendors.  We recognize passenger revenue when transportation is provided or when the ticket expires unused, rather than when a ticket is sold. Nonrefundable tickets expire on the date of intended flight, unless the date is extended by notification from the customer in advance of the intended flight. The amount of passenger ticket sales not yet recognized as revenue is included in our consolidated balance sheets as air traffic liability.

            Transportation taxes.  Various taxes and fees assessed on the sale of tickets to traveling customers are collected by Airlines as agent and are remitted to taxing authorities.  These taxes and fees are recorded as a liability until remitted to the appropriate taxing authority.

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and six months ended June 30, 2007, compared to the corresponding periods ended June 30, 2006.

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Operating Revenue and Margin

            Our total operating revenue decreased 5.8% compared to the same period in 2006.  Over 90% of our operating revenue was attributable to our contract flying under the Continental and Delta CPAs.  Operating revenue from our branded flying and aviation services contributed to the remaining consolidated operating revenue.

            As a result of the recently concluded arbitration with Continental over our 2007 block hour rates, we have adjusted the amounts we are charging Continental in 2007.  The arbitration panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million (including the 10% operating margin).  Therefore, our total operating revenue for 2007 will be $14.2 million lower than what we had anticipated based on our planned operating revenue from our originally proposed rates.

            We began our branded flying on April 2, 2007.  Although passenger revenue from branded flying was less than 10% of our total operating revenue, we believe that our passenger revenue will continue to grow as the communities we serve become more aware of our brand and the services we provide.  In addition, our tickets have only become available recently for sale by all travel agencies, since we experienced longer than anticipated implementation timelines from the global reservation systems.

            Our second quarter of 2007 reflected a 10.8% operating loss, as compared with an operating profit of 8.5% for the second quarter of 2006.  We may incur a loss for the full year, due to the commencement of our flying outside of the Continental CPA, transitioning our aircraft from Continental flying, re-branding our company and diversifying our customer base.

Operating Expenses

            Certain of our operating expenses (e.g., training, maintenance, corporate rent, and general and administrative expenses) and infrastructure support our entire fleet of 274 aircraft.  A significant portion of our costs pertain to the consolidated operation and not to individual reportable segments.  Our shared costs for the three and six months ended June 30, 2007 were approximately $85.7 million and $169.3 million, respectively.  Additionally, since we transitioned substantially all of our 69 aircraft released from the Continental CPA during the first six months of 2007, we incurred over $12 million in non-recurring transition expenses associated with the painting, maintenance modifications and training to ready our operation for flying outside of the Continental CPA.

            For the three months ended June 30, 2007, wages, salaries and related costs increased by $12.2 million, or 12.8%, compared with the same period in 2006.  The increase represents growth in our work force to support changes in our flight operations and increases in wage rates under some of Airlines’ collective bargaining agreements.  In addition, the availability of certified pilot trainers has not been sufficient to meet our current training timeline, which has resulted in additional time and expense for pilot trainees to become certified.  In conjunction with the increases in base wages, we incurred approximately $3.6 million higher employee benefit costs, such as medical coverage, workers’ compensation costs and 401(k) expenses.

            During the second quarter of 2007, fuel expense increased $16.2 million or 28.1%, from the same period in 2006 mainly to support diversification of our flight operations into our branded flying, corporate aviation and regional service for Delta through the transition of 30 aircraft from the Continental CPA during the quarter.  Fuel expenses under the Continental CPA and the Delta CPA were capped at $0.71 and $0.50, respectively, during the three months ended June 30, 2007.

            The increase of $4.9 million in outside services during the three months ended June 30, 2007 compared to the same period in 2006 relates mainly to expenses incurred to support our branded flying.  In addition, there was an increase in legal fees primarily driven by costs associated with the Continental arbitration.  Legal fees associated with this arbitration are not reimbursed under the Continental CPA.

            For the three months ended June 30, 2007, other operating expenses increased by $9.6 million as compared to the same period in 2006.  This increase related primarily to marketing, distribution and catering related expenses incurred to support our branded flying.  Additionally, crew related charges, such as per diem, hotel cost and relocation expenses because of our transition activities, increased as a result of higher rates and increased flight operations.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Operating Revenue and Margin

            Our total operating revenue decreased 2.2% compared to the same period in 2006.  We derived substantially all of our revenues during the first half of 2007 from our contract flying.  Operating revenue from our branded flying and aviation services contributed less than 5% to the consolidated operating revenue.

            We began our branded flying on April 2, 2007.  We believe that our passenger revenues will continue to grow as the communities in which we serve become more aware of our brand and the services we provide.  In addition, our tickets have only recently become available for sale by all travel agencies, since we experienced longer than anticipated implementation timelines from the global reservation systems.

            For the six months ended 2007, our operating loss was 3.5%, compared to an operating profit of 8.8% for the same period in 2006.  We may incur a loss for year, due to the commencement of our flying outside of the Continental CPA, transitioning our aircraft from Continental flying, re-branding our company and diversifying our customer base.

Operating Expenses –

            For the six months ended June 30, 2007, wages, salaries and related costs increased by $24.6 million, or 13.1%, compared to the same period in 2006.  The increase represents growth in our work force to support changes in our flight operations and increases in wage rates under some of Airlines’ collective bargaining agreements.  The availability of certified pilot trainers was not sufficient to meet our current training timeline, which resulted in additional time and expense for pilot trainees to become certified.  In conjunction with the increases in base wages, we incurred approximately $7.0 million higher employee benefit costs, such as medical coverage, workers’ compensation costs and 401(k) expenses.

            During the six months ended June 30, 2007, fuel expense increased $16.8 million or 15.2%, from the same period in 2006 to support diversification of our flying into our branded flying, corporate aviation and regional service for Delta through the transition of 66 aircraft from the Continental CPA during those months.

            The increase of $7.6 million in outside services during the six months ended June 30, 2007 compared to the same period in 2006 is due mainly to expenses incurred to support our diversification strategy.  In addition, there was an increase in legal fees primarily driven by costs associated with the Continental arbitration.

            For the three months ended June 30, 2007, other operating expenses increased by $12.4 million as compared to the same period in 2006.  This increase is primarily caused by marketing, distribution and catering related expenses incurred to support our branded flying.  Additionally, crew related charges, such as per diem, hotel cost and relocation expenses because of our transition activities, increased as a result of higher rates and increased flight operations.

Certain Operational Information

An analysis of certain statistical information for the periods indicated is as follows:

EXPERSSJET HOLDINGS, INC. AND SUBSIDIARIES PRELIMINARY STATISTICS

Three Months Ending June 30, 2007	Contract (1)	Branded (2)	System (3)

Revenue Passenger Miles (millions)	2,258	200	2,466
Available Seat Miles (ASM) (millions)	2,803	509	3,327
Passenger Load Factor	80.6%	39.3%	74.1%
Block Hours	196,799	27,335	225,358
Departures	106,874	13,288	120,918
Average Price per Gallon of Fuel (cents)	73.8	221.2	92.6
Fuel Gallons Consumed (000)	69,477	9,879	79,551
Stage Length (miles)	541	771	566

Six Months Ending June 30, 2007	Contract (1)	Branded (2)	System (3)

Revenue Passenger Miles (millions)	4,510	200	4,733
Available Seat Miles (ASM) (millions)	5,790	509	6,339
Passenger Load Factor	77.9%	39.3%	74.7%
Block Hours	408,171	27,335	439,062
Departures	220,475	13,288	236,184
Average Price per Gallon of Fuel (cents)	72.5	221.2	83.0
Fuel Gallons Consumed (000)	142,796	9,879	153,275
Stage Length (miles)	541	771	552

(1) Excludes charter since statistics on charter airplanes do not provide meaningful data for forecasting and are not reviewed by management.
(2) Operation commenced April 2, 2007.
(3) Consolidated operations.

Future Costs

We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs have increased in some cases and are likely to increase overall in the future due to:

•	transition expenses associated with refurbishing and repainting the aircraft after exiting service under the Continental CPA;
•	relocation and additional training costs of employees for our branded flying and Delta Connection operations;
•	reassignment of maintenance operations;
•	fuel costs for aircraft not flying under the Continental CPA;
•	distribution costs, including schedule planning, marketing and sales related to our branded flying and charter operations;
•	overall higher airport, crew, maintenance and dispatch costs as a result of changes in our flying for our 274 aircraft;
•	changes in wages, salaries and related fringe benefit costs, including the impact of our stock compensation expenses and changes to our self-insured medical and workers compensation costs;
•	changes in the costs of materials and outside services;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•	aging of our fleet;
•	higher aircraft ownership costs as aircraft are released from the Continental CPA or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements; and
•	changes in the cost of services provided by third parties under various agreements.

LIQUIDITY AND CAPITAL COMMITMENTS

Operating Activities

            Our primary source of liquidity is the cash flow provided by Airlines’ operations.  For the six months ended June 30, 2007 and 2006, our operations provided cash flow of $20.9 million and $50.3 million, respectively.  The decrease of $29.4 million for the first six months of 2007 compared to the same period in 2006 is due mainly to cash used in the commencement of our diversification away from the Continental CPA, including aircraft maintenance, paint, initial systems training and other transition activities.  We expect that our cash flows from operations will be sufficient to cover our capital resource and liquidity requirements.

Investing Activities

            During the six months ended June 30, 2007, our capital expenditures were $32 million.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and aircraft modifications) and non-fleet (primarily relating to facility build-out or improvements, maintenance and ground service equipment) to be approximately $12 million.  The increase in our capital expense in 2007 is due mainly to the required acquisitions of ground service equipment, hardware, computer software and other toolings in order to support the diversification of our flight operations into branded flying, corporate aviation and regional service for Delta.

Financing Activities

            During the six months ended June 30, 2007, we met all our debt requirements.  There is no covenant under any of our long-term debt agreements that restrict our ability to undertake additional debt or equity financing.  During 2003, Holdings completed the private placement of $137.2 million senior convertible notes due 2023.  Repayment of the convertible notes is jointly and severally guaranteed on an unconditional basis by Airlines.  Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on Airlines’ ability to transfer funds to Holdings in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to its parent in certain circumstances.

            We expect to fund our future capital commitments through internally generated funds together with general financings and aircraft financing transactions.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments in the future.

Purchase Commitments and Contingencies

            We have options to purchase an additional 100 Embraer regional jets.  In October 2005, Continental declined its right to add any of these option aircraft to the Continental CPA.  We continue to have the option to take delivery of all or a portion of the aircraft outside of the Continental CPA, but have not made a decision as to whether we will do so.

Aircraft, Simulator and Spare Engine Leases

            As of June 30, 2007, we had significant lease and sublease obligations for aircraft, a simulator and spare engines that are classified as operating leases, which are not reflected as assets and liabilities on our balance sheet.  These leases expire between 2013 and 2022.  As of June 30, 2007, our expected total minimum rental expense for the full year 2007 under current and future firm order aircraft, simulator operating leases and spare engine operating leases was approximately $347.6 million, net of deferred credits amortized.  Approximately $8.7 million represents the incremental increase of 200 basis points on the 69 aircraft released from the Continental CPA.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            We have been and are subject to market risks, including commodity price risk, such as aircraft fuel prices, and interest rate risk.  See the Notes to Consolidated Financial Statements included in our 2006 10-K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Effective January 1, 2001, we entered into the Continental CPA, which is scheduled to expire December 31, 2010 (subject to extensions by Continental through 2030, or its right to terminate the agreement based on 12 months’ notice at any time), and a related fuel purchase agreement with Continental, which terminates when the Continental CPA terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the Continental CPA, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the Continental CPA, we recover our fuel expense from Continental with a 10% margin.  For the six months ended June 30, 2007 and 2006, our cost of fuel was 71.2 cents per gallon, including fuel tax

            Flying operations, outside of the Continental and Delta CPAs, can be significantly impacted by changes in the price and availability of aircraft fuel.  For our branded flying, we can minimize our exposure to fuel price volatility through contractual arrangements.  Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving fixed price contracts.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.  As of June 30, 2007, we had committed to purchase 13.5 million gallons, or 78% of our anticipated branded flying fuel needs, at a weighted average price per gallon, excluding taxes and into-plane fees, of $2.16 for the third quarter of 2007.  Additionally, we have committed to purchase 8.7 million gallons for the fourth quarter of 2007 and 12.0 million gallons for the first six months 2008.  This represents approximately 64% and 35% of our anticipated branded flying fuel needs for the remaining months of 2007 and first six months of 2008, respectively.  For the three months ended June 30, 2007, Airlines’ fuel cost, including related fuel taxes, was 93.3 cents per gallon.  This is due to approximately 90% of our fuel cost being capped by the Continental CPA at 71.0 cents per gallon.

Interest Rates

            The Continental CPA contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental for the aircraft removed from the agreement to increase by 200 basis points upon their removal.  Additionally, the Continental CPA provides that our block hour rates will be adjusted higher or lower to reflect any changes in the rental rates relating to the aircraft that continue to be covered under the agreement.  We also have potential interest rate exposure with respect to our loan agreement with EDC, which bears interest at the six-month LIBOR plus 1.75% per annum.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.1 million in interest expense for each of the six months ended June 30, 2007 and 2006.  However, we believe that interest rate increases on our variable rate, long-term debt would be offset by increases in interest income.

            We do not hold long-term, interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

            As of June 30, 2007, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $134.0 million based upon quoted market prices.  Market risk is not estimable for this debt instrument since its fair market value is based on many factors, including the risk-free interest rate, the performance of our common stock and investors’ trading behavior.

Item 4.  Controls and Procedures.

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  Beginning January 1, 2007, we implemented an integrated human resources, payroll and financial system of record, Lawson application software.  Additionally, we have implemented new processes and procedures to account for revenues generated in connection with our branded flying.  The new system and new processes have resulted in a significant change to our internal control over financial reporting for the year ending December 31, 2007.  We continue working to correct a significant deficiency previously disclosed.

            No other changes in our internal control over financial reporting during our most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

               On July 27, 2007, the three-member arbitration panel issued its decision relating to the 2007 block hour rates that Continental will pay to Airlines for regional jet service provided in the 2007 calendar year.  The panel considered various components related to the proposed rates that we charge Continental in connection with regional jet service, including the costs that formed the basis for our 2007 rate proposal and the allocation of certain costs between the parties.  The panel did not make any changes to the costs included in our 2007 budgeted rates except as those costs related to allocation.  The panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million (including the 10% operating margin).  As a result of the panel’s decision, we recorded our passenger revenue pursuant to the terms of the Continental CPA using the block hour rates determined by the panel for the six months ended June 30, 2007.  Since the resulting rates were lower than the 2006 rates used to record the Continental CPA revenue prior to this decision, the change in estimates was an unfavorable adjustment of $4.3 million, net of tax benefits, to our results of operations for the six months ended June 30, 2007.

Item 1A. Risk Factors.

               None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program (in millions)(2)

April 1 to April 30, 2007.......................	3,014	$5.84	—	$24.4
May 1 to May 31, 2007.......................	11,677	$6.19	—	24.4
June 1 to June 30, 2007......................	41	$5.96	—	24.4

Total..................................................	14,732	$6.12	—	$24.4

(1)	Shares shown were withheld to satisfy tax obligations arising upon the vesting of restricted stock and do not count against the program.
(2)	Amount shown relates to securities repurchase program.

Item 3.    Defaults Upon Senior Securities.

               None.

Item 4.    Submission of Matters to a Vote of Security Holders.

               Holdings' annual meeting of stockholders was held on May 23, 2007.  Salvatore J. Badalamenti, Kim A. Fadel, and Judith R. Haberkorn were re-elected to the board of directors as Class III directors with 49,322,633, 48,896,442 and 49,257,059 votes For and 1,109,639, 1,535,830 and 1,175,213 votes Withheld, respectively.  Ratification of Ernst & Young LLP as our independent auditors received 49,663,395 votes For, 735,026 votes Against, 33,851 abstentions and zero broker non-votes.  Approval of our 2007 Stock Incentive Plan received 35,490,931 votes For, 7,636,700 votes Against, 47,156 abstentions, and 7,257,485 broker non-votes.

Item 5.    Other Information.

               None.

Item 6.    Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007, File No. 1-31300).
10.1	Fourth Amendment to Employee Benefits Separation Agreement among ExpressJet Holdings, Inc., XJT Holdings, Inc., ExpressJet Airlines, Inc. and Continental dated June 18, 2007. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(2)
32.2	Section 1350 Certification by Chief Financial Officer.(2)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: August 9, 2007	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007	/s/Phung Ngo-Burns
Phung Ngo-Burns Staff Vice President Finance and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007, File No. 1-31300).
10.1	Fourth Amendment to Employee Benefits Separation Agreement among ExpressJet Holdings, Inc., XJT Holdings, Inc., ExpressJet Airlines, Inc. and Continental dated June 18, 2007. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(2)
32.2	Section 1350 Certification by Chief Financial Officer.(2)

(1) Filed herewith.
(2) Furnished herewith.