Form 10-Q
period 2007-09-30
EXPRESSJET HOLDINGS INC
filed 2007-10-26
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

As of October 23, 2007, 54,739,575 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,

	2007	2006

Operating Revenue:
Passenger..........................................................	$431,140	$426,397
Ground handling and other....................................	10,205	2,237

	441,345	428,634

Operating Expenses:
Wages, salaries and related costs........................	112,697	98,631
Aircraft rentals.....................................................	86,675	83,860
Aircraft fuel and related taxes................................	98,782	59,884
Maintenance, materials and repairs.......................	52,674	48,621
Ground handling..................................................	24,824	26,045
Other rentals and landing fees...............................	33,198	30,562
Outside services..................................................	11,218	13,367
Marketing and distribution.....................................	8,275	49
Depreciation and amortization...............................	6,668	6,399
Other operating expenses.....................................	42,990	26,660

	478,001	394,078

Operating Income (Loss)...........................................	(36,656)	34,556

Nonoperating Income (Expense):
Interest expense..................................................	(2,320)	(1,804)
Interest income....................................................	3,969	4,181
Capitalized interest..............................................	373	71
Equity investments loss, net. ……........................	(564)	(757)
Other, net...........................................................	4	143

	1,462	1,834

Income (Loss) before Income Taxes...........................	(35,194)	36,390
Income Tax Benefit (Expense)...................................	12,866	(13,667)

Net Income (Loss)....................................................	$(22,328)	$22,723

Basic Earnings (Loss) per Common Share..................	$(0.41)	$0.42

Diluted Earnings (Loss) per Common Share................	$(0.41)	$0.38

Shares Used in Computing Basic Earnings (Loss) per Common Share...................................................	54,063	53,898
Shares Used in Computing Diluted Earnings (Loss) per Common Share...................................................	54,063	61,553

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended September 30,

	2007	2006

Operating Revenues:
Passenger.............................................................	$1,223,598	$1,248,225
Ground handling and other.......................................	25,949	5,627

	1,249,547	1,253,852

Operating Expenses:
Wages, salaries and related costs...........................	324,516	285,837
Aircraft rentals........................................................	257,408	248,578
Aircraft fuel and related taxes...................................	226,006	170,354
Maintenance, materials and repairs..........................	152,712	141,911
Ground handling.....................................................	72,994	75,020
Other rentals and landing fees..................................	90,863	87,793
Outside services.....................................................	43,494	38,055
Marketing and distribution........................................	18,176	72
Depreciation and amortization..................................	19,277	19,333
Other operating expenses........................................	109,146	79,413

	1,314,592	1,146,366

Operating Income (Loss)..............................................	(65,045)	107,486

Nonoperating Income (Expense):
Interest expense.....................................................	(5,904)	(5,529)
Interest income.......................................................	12,515	10,495
Capitalized interest.................................................	926	172
Equity investments loss, net....................................	(946)	(1,254)
Other, net..............................................................	14	227

	6,605	4,111

Income (Loss) before Income Taxes..............................	(58,440)	111,597
Income Tax Benefit (Expense)......................................	19,875	(41,849)

Net Income (Loss).......................................................	$(38,565)	$69,748

Basic Earnings (Loss) per Common Share.....................	$(0.71)	$1.30

Diluted Earnings (Loss) per Common Share...................	$(0.71)	$1.18

Shares Used in Computing Basic Earnings (Loss) per Common Share......................................................	54,014	53,848
Shares Used in Computing Diluted Earnings (Loss) per Common Share......................................................	54,014	61,501

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30,	December 31,
	2007	2006

	(Unaudited)
Current Assets:
Cash and cash equivalents.......................................	$238,488	$291,633
Restricted cash.......................................................	15,341	11,227
Accounts receivable, net...........................................	19,891	7,603
Spare parts and supplies, net....................................	24,842	23,717
Income tax receivable...............................................	32,797	8,863
Deferred income tax.................................................	7,293	—
Prepayments and other............................................	7,262	5,751

Total Current Assets.............................................	345,914	348,794

Property and Equipment:
Owned property and equipment:
Flight equipment...................................................	234,642	213,682
Other...................................................................	165,575	143,815

	400,217	357,497
Less: Accumulated depreciation............................	(129,843)	(113,195)

	270,374	244,302

Capital Leases:	4,338	4,338
Less: Accumulated amortization...........................	(4,053)	(3,557)

	285	781

Total Property and Equipment................................	270,659	245,083

Investments in Other Entities.........................................	17,071	18,017
Reorganization Value In Excess of Amounts
Allocable to Identifiable Assets, net...........................	12,932	12,986
Airport Operating Rights, net..........................................	3,503	3,691
Debt Issuance Cost, net................................................	2,816	3,497
Other Assets, net.........................................................	3,983	4,961

Total Assets.........................................................	$656,878	$637,029

(continued on next page)

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	September 30,	December 31,
STOCKHOLDERS' EQUITY	2007	2006

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt .........................	$140,659	$1,668
Current maturities of capital lease obligations............	427	821
Accounts payable...................................................	17,110	8,462
Accrued payroll and related costs.............................	39,378	44,122
Air traffic liability......................................................	24,341	—
Amounts due to Continental Airlines, net...................	8,390	3,522
Deferred income taxes.............................................	—	14,785
Accrued other liabilities............................................	68,091	61,712

Total Current Liabilities.........................................	298,396	135,092

Long-term Debt............................................................	10,378	12,818

4.25% Senior Convertible Notes due 2023......................	—	137,200

Capital Lease Obligations.............................................	15	214

Deferred Income Taxes.................................................	68,918	38,030

Other Long-term Liabilities............................................	9,018	9,361

Stockholders’ Equity:
Preferred stock – $.01 par, 10,000,000 shares authorized, no shares issued and outstanding, respectively.........................................................	—	—
Common stock – $.01 par, 200,000,000 shares authorized, and 55,138,692 and 54,653,942 shares issued, respectively...................................	551	547
Additional paid-in capital..........................................	169,545	165,658
Accumulated earnings.............................................	103,460	142,349
Accumulated other comprehensive income................	364	364
Common stock held in treasury, at cost 408,117 and 487,261 shares, respectively................	(3,767)	(4,604)

Total Stockholders’ Equity....................................	270,153	304,314

Total Liabilities and Stockholders’ Equity................	$656,878	$637,029

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,

	2007	2006

Net Cash Flows provided by (used in) Operating Activities...............	$(8,426)	$86,264

Cash Flows from Investing Activities:
Capital expenditures...............................................................	(43,840)	(15,577)
Proceeds from disposition of equipment....................................	—	68
Proceeds from the sale of short-term investments......................	—	—
Investments in and advances to equity ownerships ..................	—	(2,051)
Investments in other entities....................................................	—	(4,283)

Net cash used in investing activities......................................	(43,840)	(21,843)

Cash Flows from Financing Activities:
Payment on note payable to Continental Airlines.......................	—	(17,545)
Payments on long-term debt and capital lease obligations..........	(1,241)	(1,005)
Proceeds from issuance of common stock related to Employee Stock Purchase Plan...........................................	362	879

Net cash used in financing activities......................................	(879)	(17,671)

Net Increase (Decrease) in Cash and Cash Equivalents..................	(53,145)	46,750

Cash and Cash Equivalents – Beginning of Period..........................	291,633	227,285

Cash and Cash Equivalents – End of Period...................................	$238,488	$274,035

Supplemental Cash Flow Information:
Interest paid, net....................................................................	$6,580	$6,636
Income taxes paid (refunded) – including payments (refunds) under tax agreement with Continental Airlines...........	$(4,796)	$49,697

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

            Airlines currently operates a fleet of 274 aircraft.  As of September 30, 2007, we provided the following services:

            Contract Flying

•	205 aircraft for Continental Airlines, Inc. (“Continental”) as Continental Express pursuant to a capacity purchase agreement (the “Continental CPA”);
•	10 aircraft for Delta Air Lines, Inc. (“Delta”) as Delta Connection pursuant to a capacity purchase agreement (the “Delta CPA”);
•	9 aircraft under dedicated charter contracts or ad-hoc charter arrangements.

            Branded Flying

•	42 aircraft under our own brand; and
•	8 aircraft under a pro-rate revenue agreement with Delta, where we share passenger revenue risk and incur pricing, scheduling and revenue management costs.

            We also provide Aviation Services, such as ground-handling services at airport locations across the United States, as well as aircraft repair, overhaul, interior refurbishments and paint, through our wholly owned subsidiary, ExpressJet Services, LLC (“Services”), and a majority owned subsidiary, Saltillo Jet Center.

            Although we believe that these new operations, including new flying and Aviation Services, will enhance stockholder value in the long term, we incurred significant start-up costs during the transition period, which we anticipate will result in a consolidated net loss for the full year 2007.  Branded Flying will produce more volatile financial results than our historical operations, primarily due to fluctuations in the price of fuel, passenger demand and fare levels and the cyclical nature of the airline industry.

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

Note 1 – Principles of Consolidation

            The accompanying condensed consolidated financial statements include the accounts of ExpressJet Holdings, Inc. and its subsidiaries.  The following are additions to the accounting policies and estimates described in our 2006 10-K.

            Revenue Recognition.  We recognize our operating revenue under contractual arrangements, such as the Continental CPA, as described in our 2006 10-K, pursuant to the terms of the contract.  Operating revenues from these contracts have been reclassified as passenger revenue.  For Branded Flying, tickets are sold and processed internally, with amounts due settled on a monthly basis through an airline clearing house, as appropriate, or pursuant to the terms of our agreements with various credit card service vendors or other agreements, such as our Delta pro-rate agreement.  We recognize passenger revenue when transportation is provided or when a ticket expires unused.  Nonrefundable tickets expire on the date of the intended flight, unless the date is extended by notification from the customer in advance of the intended flight. The amount of passenger ticket sales not yet recognized as revenue is included in our consolidated balance sheets as air traffic liability. We recognize our non-passenger revenue and ground handling and other revenues as services are provided.

            Transportation taxes.  Various taxes and fees assessed on the sale of tickets to traveling customers are collected by Airlines as agent and are remitted to taxing authorities.  These taxes and fees are recorded as a liability until remitted to the appropriate taxing authority.

            Frequent Flyer Awards.  Our frequent flyer program, JetSet, is based on trips flown rather than on mileage.  JetSet customers earn a credit for each one-way trip flown or two credits for each roundtrip flown.  The JetSet Award Ticket (“Award Ticket”) offers one free roundtrip award valid to any destination available on our own brand flying after the accumulation of 16 credits.

            Award Tickets are automatically generated when earned by the customer rather than allowing the customer to bank credits indefinitely.  Award Tickets must be used to purchase a ticket within 12 months after their issuance.  Award Tickets are capacity controlled and may not be available on peak travel dates. We account for our frequent flyer program obligations by recording a liability for the estimated incremental cost of flight awards redemption. The estimated incremental cost includes direct passenger costs such as fuel, food and other operational costs, but does not include any contribution to overhead or profit.  At September 30, 2007, the number of Award Tickets fully earned since April 1 was approximately 2,500 of which 85 have been flown.  The liability for free travel awards earned but not used at September 30, 2007 was not material.

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

            As a result of the recently concluded arbitration with Continental over our 2007 block hour rates, we adjusted the amounts we are charging Continental in 2007.   The arbitration panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million, which includes the 10% target operating margin.  As a result of the panel’s decision, we recorded our passenger revenue under the Continental CPA using the block hour rates determined by the panel for the three and nine months ended September 30, 2007.

            Delta CPA.  We signed a two-year capacity purchase agreement effective June 1, 2007, with up to two one-year extension options at Delta’s sole discretion.  The Delta CPA covers 10 ERJ-145XR aircraft that were placed into service during June 2007.  Delta is responsible for scheduling, marketing, pricing and revenue management on the aircraft and collects all passenger revenues.  Airlines' operates, maintains and finances the aircraft.

            Airlines receives a base rate for each completed block hour and departure and is reimbursed for certain pass-through costs.  Airlines has the ability to earn incentives for meeting or exceeding completion benchmarks and maintaining high Department of Transportation rankings for on-time arrivals and other aspects of customer satisfaction.  These incentives are settled on a monthly and semi-annual basis.  For the quarter ending September 30, 2007, we met all of our monthly incentive metrics, except for the on-time benchmark in August.

            A significant portion of our operating expenses are incurred to support our entire fleet of 274 aircraft and are managed for our consolidated operations rather than for the individual segments identified below.  However, in our determination of the rates under our capacity purchase agreements with Continental and Delta, we consider these shared costs in our contracts in order to achieve the agreed rates and applicable operating margins.

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

            Contract Flying includes our Corporate Aviation (charter) division and our capacity purchase agreements with Continental and Delta.  Under Contract Flying, revenues are contractually determined with Continental, Delta and other parties which insulates some of the underlying operating expenses, such as fuel.  Additionally, under these arrangements, we do not have the obligation to market, distribute or sell seats directly to passengers on our aircraft.

            Branded Flying consists of operating under our own brand and under our pro-rate revenue agreement with Delta.  Revenues for this flying are derived from our scheduled air services sold directly to passengers.  We are responsible for local market pricing, scheduling and revenue management, and the operation and maintenance of the aircraft.  Under the pro-rate revenue flying with Delta, we earn a pro-rated portion of the fare plus an incentive for passengers connecting onto Delta's network.

            Aviation Services include our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as ExpressJet Services, LLC (“Services”), our wholly owned repair and overhaul subsidiary.  During the first half of 2007, we rebranded American Composites, LLC (“American Composites”) and InTech Aerospace Services, LP (“InTech”), our wholly owned subsidiaries, and Saltillo Jet Center, a majority-owned subsidiary, under the name ExpressJet Services.  These entities provide composite, sheet metal, paint, interior (including seat refurbishment) and thrust reverser repairs throughout our five facilities in the United States and Mexico.  Revenues are earned and recognized when we complete various jobs and bill our customers for the products and/or services delivered.

            As stated above in Note 2, a significant portion of our operating expenses and infrastructure (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) support our entire fleet of 274 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  Additionally, since we transitioned all of our 69 aircraft released from the Continental CPA during the first nine months of 2007, we incurred approximately $12.9 million in transition expenses associated with painting, maintenance modifications and training to ready our operation for flying outside of the Continental CPA.  These costs were not included in our measurement of segment profitability as they are expected to be nonrecurring.  We believe that the presentation of our consolidated shared costs and transition costs is more reasonable than allocating these expenses in a manner not reviewed by our chief operating decision makers.  Consequently, the table below presents our operating revenues, including inter-segment revenues, and segment profits/(loss) generated per reportable segment for the three and nine months ended September 30, 2007.  We also included our reconciliation of the consolidated operating revenue to consolidated net loss before taxes and of our total assets at September 30, 2007.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Three months ended September 30, 2007:
Revenue from customers........................................	$357.4	$75.6	$9.9	$(1.6)	$441.3
Direct segment expenses.......................................	275.2	113.1	7.1	(1.6)	393.8

Segment profit / (loss)..........................................	$82.2	$(37.5)	$2.8	$—	$47.5
Shared expenses, including transition costs (1)..					(84.2)
Interest expense........................................................					(2.3)
Interest Income..........................................................					4.3
Other............................................................................					(0.5)

Consolidated loss before income taxes...............					$(35.2)

Nine months ended September 30, 2007:
Revenue from customers........................................	$1,122.3	$103.8	$29.6	$(6.1)	$1,249.6
Direct segment expenses.......................................	861.4	179.8	20.0	(6.1)	1,055.1

Segment profit / (loss)..........................................	$260.9	$(76.0)	$9.6	$—	$194.5
Shared expenses, including transition costs (2)..					(259.5)
Interest expense........................................................					(5.9)
Interest Income..........................................................					13.4
Other............................................................................					(0.9)

Consolidated loss before income taxes...............					$(58.4)

Assets at September 30, 2007:
Segment assets........................................................	$191.0	$22.8	$15.7	$—	$229.5
Other shared assets (3)............................................					427.4
Total consolidated assets ..................................
					$656.9

(1) Some of the major components of shared expenses are maintenance labor – $19.8 million; general and administrative labor and related expenses – $24.2 million; other general and administrative expenses – $26.2 million; outside services – $9.3 million; and non-airport rentals – $4.3 million.  Transition costs incurred were approximately $0.4 million.

(2) Some of the major components of shared expenses are maintenance labor – $56.5 million; general and administrative labor and related expenses – $71.9 million; other general and administrative expenses – $73.7 million; outside services – $32.6 million; and non-airport rentals – $11.9 million.  Transition costs incurred were approximately $12.9 million.

(3) Other shared assets include assets that are used across segments.

Note 4 – Investments in Other Entities

            Investments in unconsolidated companies are accounted for by the equity method of accounting when we have significant influence over the operation of the companies as prescribed by Accounting Principles Board Opinion No. 18 – “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).  The following table details our current non-controlling interests that are accounted for under the equity method of accounting:

Company	Carrying Amount of Investment at September 30, 2007 (In millions)

Wing Holdings, LLC	14.0
Flight Services and Systems, Inc.	3.1

            We purchased a 49% interest in Wing Holdings, LLC for $16.0 million in June 2005.  The carrying amount of our investment exceeded the amount of the company’s underlying equity by approximately $8.5 million at the time of our investment.  We evaluated the net book value of the company’s fixed assets as of June 30, 2005 and identified approximately a $1.9 million difference between net book value and fair value.  The majority of the difference is being amortized over the remaining average life of the assets identified.  As of September 30, 2007, the balance of the fair value difference, net of amortization, was approximately $0.7 million.  The remaining $6.6 million of our difference in the underlying investment is considered goodwill and thus is not amortized.

            In January 2006, we purchased a 44% interest in Flight Services and Systems, Inc. (“FSS”) for $3.0 million.  At the same time, we loaned FSS $1.0 million which is classified in Other Assets, net, on the consolidated balance sheets, which could be converted to equity upon the occurrence of certain events defined in the agreement.

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

Note 5 – Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Numerator for basic earnings per share – net income..................................................	$(22,328)	$22,723	$(38,565)	$69,748
Income impact of assumed conversion of convertible debt......................................	—	915	—	2,746

Numerator for diluted earnings per share – adjusted.................................................	$(22,328)	$23,638	$(38,565)	$72,494

Denominator for basic earnings per share – weighted average shares.........................	54,063	53,898	54,014	53,848
Restricted stock and stock options...............	—	117	—	115
Assumed conversion of convertible debt.........	—	7,538	—	7,538

Denominator for diluted earnings per share – adjusted and assumed conversions..........	54,063	61,553	54,014	61,501

            We excluded 661,037 and 361,102 shares of restricted stock from the weighted average shares used in computing basic earnings per share for the three and nine months ended September 30, 2007 and 2006 since these shares were not vested as of the end of these respective periods.

            Weighted average common shares outstanding for diluted earnings per share calculation include the incremental effect of shares issuable upon the exercise of stock options and of restricted stock not yet vested.  We excluded the following common stock equivalents from our diluted earnings per share calculations, because their inclusion would have been anti-dilutive.

•

options to purchase 4.7 million and 3.3 million shares of our common stock for the three and nine months ended September 30, 2007, and 2.7 million and 2.3 million shares for the three and nine months ended September 30, 2006.  These options’ exercise prices were greater than the average market price of the common shares for the respective periods;

•	0.3 million shares of restricted stock for the three months ended September 30, 2007; and
•	7.5 million shares of common stock equivalents for the assumed conversion of convertible debt for both the three and nine months ended September 30, 2007.

Note 6 – Long-Term Debt

            As of September 30, 2007, long-term debt, including current maturities, totaled $151.0 million, which consisted of secured debt owed to Export Development Canada (“EDC”) and the 4.25% senior convertible notes.

            EDC loaned us $10.7 million in May 2003 and $6.6 million in September 2003.  The loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We used all the proceeds from the loans to reduce the principal under a note we had issued to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  The term of each advance to us is 96 months.  The loan agreement has customary representations, warranties and covenants.  Additionally, Continental is the guarantor of this loan, and a default under the guarantee would cause an acceleration of the loan.

            In July 2003, we completed an offering of $137.2 million aggregate principal amount of 4.25% convertible notes due 2023 with interest payable semi-annually.  The notes are our general unsubordinated, unsecured obligations and are guaranteed by Airlines.  Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on Airlines’ ability to transfer funds to Holdings in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to its parent in certain circumstances.

            We have the right to redeem the notes for cash, as a whole at any time or from time to time in part, beginning on August 4, 2008, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any.  In addition, each holder has the right to require that we repurchase their notes on August 1, 2008, 2013, and 2018 (“Repurchase Dates”) at a price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  At our option, we may pay the repurchase price for any such notes in cash, shares of our common stock, or any combination thereof.  If we elect to use shares of common stock, the number of shares will equal the repurchase price divided by 97.5% of the average closing sales price of the stock for the five trading days ending on the third business day prior to the applicable Repurchase Date (adjusted to take into account the occurrence of certain events requiring adjustment of the conversion rate).  In certain circumstances, the notes are convertible into our common stock, at a ratio of 54.9451 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $18.20 per common share.  The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter.  As one of the Repurchase Dates is within a year of September 30, 2007, we have reclassed these notes, with an aggregate principal amount of $137.2 million, from long-term debt to current liabilities.  We are evaluating our available options to satisfy the holders should they require us to repurchase their notes.

            Additionally, as of September 30, 2007 and December 31, 2006, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $132.4 million and $127.9 million, respectively, based upon quoted market prices.

            The following condensed consolidated balance sheets, results of operations and cash flows present separately the financial position of the parent issuer, Holdings, the subsidiary guarantor, Airlines, and all other non-guarantor subsidiaries of Holdings on a combined basis.

	Condensed Consolidated Balance Sheet
	September 30, 2007
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Current assets.................................	$20	$338,282	$7,612	$—	$345,914
Property and equipment, net.............	113	255,482	15,064	—	270,659
Investments in other entities..............	3,112	—	13,959	—	17,071
Other assets....................................	21,975	6,182	437	(5,360)	23,234

Total assets.....................................	25,220	599,946	37,072	(5,360)	656,878

Current liabilities..............................	138,200	156,983	3,213	—	298,396
Intercompany payables (receivables)................................	(337,830)	332,492	5,338	—	—
Long-term debt.................................	—	10,378	15	—	10,393
Other liabilities.................................	—	82,948	348	(5,360)	77,936
Stockholders’ equity.........................	224,850	17,145	28,158	—	270,153

Total liabilities and stockholders’ equity..........................................	$25,220	$599,946	$37,072	$(5,360)	$656,878

	Condensed Consolidated Balance Sheet
	December 31, 2006
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Current assets.................................	$37	$341,990	$6,902	$(135)	$348,794
Property and equipment, net.............	—	229,377	15,706	—	245,083
Investments in other entities..............	3,194	—	14,823	—	18,017
Other assets....................................	17,567	7,285	283	—	25,135

Total assets.....................................	$20,798	$578,652	$37,714	$(135)	$637,029

Current liabilities..............................	$9,418	$125,913	$276	$(515)	$135,092
Intercompany payables (receivables)................................	(336,128)	330,624	(236)	5,740	—
Long-term debt.................................	137,200	12,981	51	—	150,232
Other liabilities.................................	—	52,412	339	(5,360)	47,391
Stockholders’ equity.........................	210,308	56,722	37,284	—	304,314

Total liabilities and stockholders’ equity..........................................	$20,798	$578,652	$37,714	$(135)	$637,029

	Condensed Consolidated Results of Operations
	Three Months Ended September 30, 2007
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue................................	$—	$438,395	$4,496	$(1,546)	$441,345
Operating expenses.............................	198	473,892	5,487	(1,576)	478,001

Operating income (loss).......................	(198)	(35,497)	(991)	30	(36,656)

Interest expense..................................	(2,038)	(4,734)	—	4,452	(2,320)
Interest income...................................	4,499	3,952	—	(4,482)	3,969
Capitalized Interest..............................	—	373	—	—	373
Equity investment (loss).......................	(48)	—	(516)	—	(564)
Other, net...........................................	—	2	2	—	4

Income (loss) before income taxes........	2,215	(35,904)	(1,505)	—	(35,194)
Income tax benefit (expense)................	(951)	13,649	168	—	12,866

Net income (loss)................................	$1,264	$(22,255)	$(1,337)	$—	$(22,328)

	Condensed Consolidated Results of Operations
	Three Months Ended September 30, 2006
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue.................................	$—	$427,272	$2,276	$(914)	$428,634
Operating expenses..............................	787	391,364	2,841	(914)	394,078

Operating income (loss).........................	(787)	35,908	(565)	—	34,556

Interest expense...................................	(1,507)	(4,747)	(2)	4,452	(1,804)
Interest income.....................................	4,482	4,151	—	(4,452)	4,181
Capitalized Interest...............................	—	71		—	71
Equity investment income (loss).............	109	—	(1,596)	730	(757)
Other, net.............................................	—	61	82	—	143

Income (loss) before income taxes.........	2,297	35,444	(2,081)	730	36,390
Income tax benefit (expense).................	(796)	(13,061)	190	—	(13,667)

Net income (loss)..................................	$1,501	$22,383	$(1,891)	$730	$22,723

	Condensed Consolidated Results of Operations
	Nine Months Ended September 30, 2007
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue.................................	$—	$1,242,871	$12,741	$(6,065)	$1,249,547
Operating expenses..............................	508	1,303,076	17,103	(6,095)	1,314,592

Operating income (loss).........................	(508)	(60,205)	(4,362)	30	(65,045)

Interest expense...................................	(5,055)	(14,203)	(2)	13,356	(5,904)
Interest income.....................................	13,454	12,447	—	(13,386)	12,515
Capitalized Interest...............................	—	926	—	—	926
Equity investment income (loss).............	(82)	—	(864)	—	(946)
Other, net.............................................	—	8	6	—	14

Income (loss) before income taxes.........	7,809	(61,027)	(5,222)	—	(58,440)
Income tax benefit (expense).................	(2,913)	21,519	1,269	—	19,875

Net income (loss)..................................	$4,896	$(39,508)	$(3,953)	$—	$(38,565)

	Condensed Consolidated Results of Operations
	Nine Months Ended September 30, 2006
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue.................................	$—	$1,250,684	$5,906	$(2,738)	$1,253,852
Operating expenses..............................	1,335	1,141,299	6,470	(2,738)	1,146,366

Operating income (loss).........................	(1,335)	109,385	(564)	—	107,486

Interest expense...................................	(4,405)	(14,478)	(2)	13,356	(5,529)
Interest income.....................................	13,577	10,274	—	(13,356)	10,495
Capitalized Interest...............................	—	172	—	—	172
Equity investment income (loss).............	143	—	(2,126)	729	(1,254)
Other, net.............................................	—	145	82	—	227

Income (loss) before income taxes.........	7,980	105,498	(2,610)	729	111,597
Income tax benefit (expense).................	(2,821)	(39,317)	289	—	(41,849)

Net income (loss)..................................	$5,159	$66,181	$(2,321)	$729	$69,748

	Condensed Consolidated Cash Flows Nine Months Ended September 30, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities..........................	$—	$(7,681)	$(745)	$—	$(8,426)
Investing activities............................	—	(44,828)	(23)	1,011	(43,840)
Financing activities..........................	838	(1,683)	977	(1,011)	(879)

Net increase (decrease) in cash........	838	(54,192)	209	—	(53,145)
Cash at the beginning of the period...	—	291,148	485	—	291,633

Cash at the end of the period............	$838	$236,956	$694	$—	$238,488

	Condensed Consolidated Cash Flows Nine Months Ended September 30, 2006 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities........................	$—	$84,587	$4,604	$(2,927)	$86,264
Investing activities..........................	(10,975)	(10,736)	(4,505)	4,373	(21,843)
Financing activities........................	2,327	(18,551)	(1)	(1,446)	(17,671)

Net increase (decrease) in cash......	(8,648)	55,300	98	—	46,750
Cash at the beginning of the period....	9,492	217,669	124	—	227,285

Cash at the end of the period..........	$844	$272,969	$222	$—	$274,035

Note 7 – Income Taxes

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if these tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of these benefits realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  During the nine months ended September 30, 2006, we made net payments to Continental under the tax agreement of approximately $18.8 million.  No tax payments under the tax agreement related to the additional tax deductions were made by either Continental or us during the nine months ended September 30, 2007.

            Our tax agreement increases our dependence on Continental’s financial condition.  If it were determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we were required to pay additional taxes, interest and penalties, then we could be adversely affected if Continental were unable or unwilling to perform its indemnification under the agreement.

            Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  As of September 30, 2007, there were no material unrecognized tax benefits or associated accrued interest and penalties under the interpretation.  The calendar tax years 2004 through 2006 remain subject to examination by the Internal Revenue Service.

Note 8 – Stock Based Compensation Plans

            As of September 30, 2007, we had three stock-based compensation plans: our 2002 and 2007 Stock Incentive Plans (the “Incentive Plans”) and our 2003 Employee Stock Purchase Plan (the “ESPP”).  We account for our stock-based compensation arrangements using the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (“Statement 123(R)”) using the modified-prospective transition method.  The fair value of Holdings’ options granted during the nine months ended September 30, 2007 was estimated at the date of grant using the Black-Scholes option pricing model, which requires us to make several assumptions.  The table below summarizes the weighted-average of these assumptions for the nine months ended September 30, 2007:

Risk-free interest rate...................................................................	4.7%
Dividend yield...............................................................................	0.0%
Expected market price volatility of our common stock................	49.5%
Expected life of options (years)....................................................	7.0

            The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plan to do so in the future.  The market price volatility of our common stock was based on historical volatility since April 23, 2002.  The expected life of the options is based upon our anticipated expectations of exercise behavior since only a nominal number of options have been exercised since the initial public offering to provide relevant historical data.

            Based upon the assumptions above, the weighted-average fair value of the options granted during the nine months ended September 30, 2007 was determined to be $3.5 million.

            The table below summarizes stock option transactions pursuant to the Incentive Plans (Share data in thousands):

	Options	Weighted Average Exercise Price

Outstanding at Beginning of Year..................................................	2,702	$10.90
Granted.......................................................................................	2,122	$6.12
Exercised....................................................................................	(5)	$5.40
Cancelled....................................................................................	(67)	$7.59

Outstanding at September 30, 2007...............................................	4,752	$8.82

Options Exercisable at September 30, 2007...................................	1,969	$12.60

            In January and July 2007, we issued 39,472 and 44,020 shares of our common stock to our employees pursuant to the ESPP at $6.02 and $5.13 per share, respectively.  In January and July 2006, 39,985 and 35,035 shares of our common stock were issued to our employees at $6.88 and $5.70 per share, respectively.

Note 9 – Commitments and Contingencies

Purchase Commitments and Contingencies

            As shown in the following table, our fleet consisted of 274 regional jets at September 30, 2007.  We had no aircraft purchase commitments (firm orders), but did have options to purchase 100 ERJ-145XR aircraft or other types of aircraft within the ERJ-145 family.

Type	Total Leased Aircraft	Seats in Standard Configuration

ERJ-145XR..................	104	50
ERJ-145......................	140	50
ERJ-135......................	30	37

Total.........................	274

Collective Bargaining Agreements

            As of September 30, 2007, approximately 70% of our employees were covered by collective bargaining agreements.  Our contracts with our pilots, dispatchers, flight attendants and mechanics will be amendable in December 2010, July 2009, August 2010 and August 2009, respectively.  Our other employees are not covered by collective bargaining agreements.

Credit Card Holdback

            Under our American Express credit card processing agreement, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in accounts receivable in our consolidated balance sheets, totaled approximately $3.4 million as of September 30, 2007.  The funds held back by American Express are interest-bearing and are subsequently made available to us as air travel is completed.

            The agreement with our Visa and MasterCard processor also contains financial triggers that require, among other things, that we maintain certain financial ratios and levels of operating income and unrestricted cash.  The level of credit card holdback is subject to adjustments based on specific financial triggers as discussed in the preceding sentence.  As of September 30, 2007, we did not meet some of the financial ratios set forth in the agreement.  As a result, we anticipate being subject to a 50% holdback of our Visa and MasterCard advance ticket sales until our next measurement date for these ratios. The funds held back will be interest-bearing and will be made available to us as air travel is completed.  We anticipate that our monthly receivable as a result of these holdbacks will approximate $9.0 million initially.

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

Aircraft Fuel

            Branded Flying operations can be significantly impacted by changes in the price and availability of aircraft fuel.  Efforts to reduce our exposure to increases in the price and availability of aviation fuel consist of the utilization of forward-purchase contracts at fixed prices and fuel tankering, where feasible.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.  As of September 30, 2007, we had committed to purchase 14.7 million gallons, or 85% of our anticipated Branded Flying fuel needs for the fourth quarter of 2007, at a weighted average price per gallon of $2.19, excluding taxes and into-plane fees.  Additionally, we have committed to purchase 8.8 million gallons for the first quarter of 2008 and 11.7 million gallons for each of the second and third quarters of 2008.  This represents approximately 85% and 40% of our anticipated Branded Flying fuel needs for the remaining months of 2007 and first nine months of 2008, respectively.  For the three months ended September 30, 2007, Airlines’ fuel cost, including related fuel taxes, was $1.13 per gallon.  This is due to approximately 78% of our fuel consumption being capped at lower rates per gallon under our capacity purchase agreements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion and analysis contain a number of forward-looking statements that are based on our current expectations and involve a number of risks and uncertainties, many of which are outside of our control.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to:

•	our dependence on the financial and operational stability of Continental and Delta;
•	the possibility that the Continental CPA could be terminated with 12 months notice;
•

the possibility that we could lose access to our aircraft, facilities and regulatory authorizations, as well as any airport-related and other services that Continental currently provides to us if the Continental CPA were terminated;

•	our new operations, including the Delta CPA, our Branded Flying and our Aviation Services, could be less profitable than our historical results;
•	the possibility that competitive pressures on Branded Flying could make our service unprofitable;
•	the possibility that we may be unable to obtain all of the aircraft, parts or related support services we need from Embraer to operate our aircraft;
•	the likely increase in maintenance and other costs as the average age of our aircraft increases;
•	the possibility that our future cost structure may not be competitive with some low-cost or other regional carriers;
•	extensive government regulation of our business and additional costs to comply with such regulations;
•	other adverse factors, including weather conditions and the availability and cost of fuel;
•	our reliance on technology could be harmful in the event of system failure; and
•	any adverse effects on our operations and financial condition from an aviation accident.

            For further discussion of these risks, please see the “Risk Factors” section in our 2006 10-K.  The statements in this report are made as of October 26, 2007, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

2007 Outlook

            Operational Review

            This year marks a year of significant transition for us, as we have diversified our flying portfolio within our fleet of 274 aircraft.  Airlines currently offers scheduled airline services with approximately 1,550 daily departures to 175 cities in the United States, Mexico, Canada and the Caribbean.  For the three and nine months ended September 30, 2007, Airlines operated under the Continental CPA at a 99.9% and 99.8% controllable completion factor, respectively, which excludes cancellations due to weather and air traffic control.  System-wide, Airlines achieved overall completion factors of 98.0% and 97.5%, respectively, for the same periods.  Our current plan for aircraft allocation as of September 30, 2007 follows:

Aircraft Allocation

Contract Flying.......................................................................	224
Branded Flying.......................................................................	50

Total Aircraft...........................................................................	274

            As a result of our diversification activities in 2007, we have identified three reportable segments under Statement 131 as follows:

•	The Contract Flying segment includes our flying under capacity purchase agreements as Continental Express and Delta Connection and our Corporate Aviation (charter) division;
•	the Branded Flying segment consists of flying as ExpressJet and our pro-rate revenue flying with Delta; and
•

the Aviation Services segment includes our ground-handling services under contracts with Continental and other airlines at airport locations across the United States, as well as Services, our  aircraft repair and overhaul business, comprised of American Composites, InTech and Saltillo Jet Center.

In addition to our discussion and analysis of the reportable segments that follows, we now include information with respect to the segments in our financial statements.

            Contract Flying

            Continental CPA.  Our relationship with Continental remains important to our success as 75% of our fleet is engaged in support of Continental’s network, operating as Continental Express.  We believe the service we provide Continental has been effective in helping Continental to fully develop its route network and gain recognition as a premier service provider.  We provide Continental seamless service to more than 150 markets in the U.S., Mexico, Canada and the Caribbean.  We believe our operations will continue to meet all of Continental’s reliability measurements, and we expect our results of operations to generate steady cash flow.

            Delta CPA.  Airlines currently operates 10 aircraft as Delta Connection pursuant to the Delta CPA, which began June 1, 2007.  The agreement has a two-year term and is subject to two one-year extensions at Delta’s option.  Delta is responsible for scheduling, marketing, pricing and revenue management on the aircraft and collects all passenger revenue.  Airlines operates, maintains and finances the aircraft.

            Airlines receives a base rate for each completed block hour and departure and is reimbursed for certain pass-through costs, such as fuel expenses and certain airport costs.  During the quarter ended September 30, 2007, Airlines earned incentive payments for exceeding completion and on-time benchmarks, except for August, in which only the completion benchmark was met.  Additionally, on a semi-annual basis, Airlines has the ability to earn additional incentive payments by maintaining a high completion factor and high Department of Transportation rankings for on-time arrivals and customer satisfaction.  We anticipate that we will meet these incentives at the upcoming measurement date.  We expect our results of operations under the Delta CPA to generate steady cash flow.

            Corporate Aviation.  Our Corporate Aviation (charter) division currently operates nine aircraft, providing distinctive travel solutions for corporations, aircraft brokers, hospitality companies, sports teams, schools and others, including short-term flying solutions for other carriers, such as JetBlue Airways during March and April 2007 and Frontier Airlines starting in November 2007.  As with our branded aircraft, our charter aircraft are configured with 50 redesigned seats for enhanced passenger comfort, and each seat includes complimentary XM Satellite radio with over 100 channels of audio entertainment.  Customized flight service options give customers an opportunity to create a unique flight experience.  Based on recent trends, we anticipate that Contract Flying will be most consistent during the period from October through April.  For the summer months, we experience more ad-hoc charter flying.

            Branded Flying

            Our Own Brand.  As of September 30, 2007, we provided scheduled air service to 24 cities in the United States with over 220 daily departures, utilizing 42 of our aircraft, under the Branded Flying segment.  Customers can access our reservation system through our consumer website, www.xjet.com, reservations call center and all four major global distribution systems.  Being a part of the global computer reservation systems allows travel agents and online distributors, such as Expedia, Orbitz, Travelocity and Cheaptickets.com the visibility to see and sell our tickets.  We launched sales in the Worldspan global distribution system in February 2007, in the Sabre and Amadeus global distribution systems in April 2007, and the Galileo global distribution system in July 2007.  Recently, we announced that we will provide service to Long Beach Airport, Santa Barbara International Airport and the Greater Reno-Tahoe International Airport beginning in November 2007, connecting these growing cities to important destinations that do not currently have non-stop service.  Additionally, we will update our Fall schedule to better align service with consumer demand and add non-stop destinations to Spokane, Washington, Tucson, Arizona, and Omaha, Nebraska.

            Delta Pro-Rate.  On July 1, 2007, Airlines began scheduled air service with eight aircraft under a pro-rate revenue sharing arrangement with Delta.  Under this arrangement, we are responsible for scheduling, marketing, pricing, revenue management, as well as the operation and maintenance of the aircraft, and earn a pro-rated portion of the fare plus an incentive for passengers connecting onto Delta's network.  We expect to transition three additional aircraft for a total of 11 aircraft under this arrangement effective December 17, 2007.

            Aviation Services

            During the first half of 2007, we rebranded our Aviation Services segment, which includes American Composites, InTech and Saltillo Jet Center as ExpressJet Services, which provides third-party maintenance for interior and exterior work on aircraft.  We also provide third-party ground-handling services to Continental and other airlines at locations across the United States.

            Financial Review

            Results of Operations.  For the three and nine months ended September 30, 2007, we reported consolidated operating losses of $36.7 million and $65.0 million, respectively.  Although we believe that our expanded operations will enhance stockholder value in the long term, we have incurred significant transition costs, such as aircraft modifications, paint and initial training, which will significantly reduce our overall profitability for 2007 and result in a loss for the year.  In addition, Branded Flying is likely to produce more volatile financial results than our Contract Flying, primarily due to changes in the price of fuel, fluctuations in passenger demand and fare levels.  Our Branded Flying is also impacted by the cyclical nature of the airline industry to a greater degree than our Contract Flying.

            Shared Expenses.  A significant portion of our operating expenses and infrastructure (e.g., maintenance, non-airport facility rentals, outside services and general and administrative expenses) support our entire fleet of 274 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operations.  Additionally, since we transitioned all of our 69 aircraft released from the Continental CPA during the first nine months of 2007, we incurred approximately $12.9 million in transition expenses associated with painting, maintenance modifications and training to ready our operation for flying outside of the Continental CPA.  These costs were not included in our measurement of segment profitability as they are expected to be nonrecurring.  We believe that the presentation of our consolidated shared costs and transition costs is more reasonable than allocating these expenses in a manner not reviewed by our chief operating decision makers.

            Liquidity.  As of September 30, 2007, we had $253.8 million in cash and cash equivalents, including $15.3 million in restricted cash, which is used as collateral for our workers’ compensation coverage, letters of credit and charter deposits.  Our cash flow from operating activities decreased approximately $94.7 million for the first nine months of 2007 compared to the same period in 2006.  The decrease is due mainly to cash used in diversifying our flying portfolio.  Although our cash flows from operations were not sufficient to cover our capital resource and liquidity requirements during the first nine months of 2007, we believe our current liquidity to be sufficient to fund our current operations and other financial obligations through 2008 as we will continue to earn a steady cash flow from Contract Flying.

            Labor.  As of September 30, 2007, approximately 70% of our employees were covered by collective bargaining agreements.  The contracts with our pilots, dispatchers, flight attendants and mechanics will become amendable in December 2010, July 2009, August 2010 and August 2009, respectively.  Similar to our competitors in the airline industry, we are experiencing hiring and training challenges of our pilots to meet our operational demands.  As a result, our operating expenses in such areas have increased as described in more detail below.

Critical Accounting Policies and Estimates

            The following are additions to our critical accounting policies and estimates included in our 2006 10-K.

            Revenue Recognition.  We recognize our operating revenue under contractual arrangements, such as the Continental CPA, as described in our 2006 10-K, pursuant to the terms of the contract.  Operating revenues from these contracts have been reclassified as passenger revenue.  Additionally, we recognize our unrelated passenger revenue and ground handling and other revenues as services are provided.  For Branded Flying, tickets are sold and processed internally, with amounts due settled on a monthly basis through an airline clearing house, as appropriate, or pursuant to the terms of our agreements with various credit card service vendors.  We recognize passenger revenue when transportation is provided or when a ticket expires unused, rather than when a ticket is sold.  Nonrefundable tickets expire on the date of intended flight, unless the date is extended by notification from the customer in advance of the intended flight. The amount of passenger ticket sales not yet recognized as revenue is included in our consolidated balance sheets as air traffic liability.

            Transportation taxes.  Various taxes and fees assessed on the sale of tickets to traveling customers are collected by Airlines as agent and are remitted to taxing authorities.  These taxes and fees are recorded as a liability until remitted to the appropriate taxing authority.

RESULTS OF OPERATIONS

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three and nine months ended September 30, 2007, compared to the corresponding periods ended September 30, 2006.

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Operating Revenue and Margin

            Our total operating revenue increased 3.0% compared to the same period in 2006.  Over 80% of our operating revenue was attributable to our Contract Flying under the Continental and Delta CPAs.  Operating revenue from our Branded Flying and Aviation Services contributed to the remaining consolidated operating revenue.

            As a result of our arbitration with Continental over our 2007 block hour rates, we adjusted the amounts we are charging Continental in 2007.  The arbitration panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million, which includes the 10% target operating margin.  Therefore, our total operating revenue for 2007 will be $14.2 million lower than our planned operating revenue from our originally proposed rates.

            We began flying under our own brand on April 2, 2007.  Although passenger revenue from such flying was less than 14% of our total operating revenue for third quarter 2007, we believe that our passenger revenue will continue to grow as the communities we serve become more aware of our brand and the services we provide.  In addition, our tickets only recently became available for sale by all travel agencies since we experienced longer than anticipated implementation timelines with the global reservation systems.

            Our third quarter of 2007 reflected an 8.3% operating loss, as compared with an operating profit of 8.1% for the third quarter of 2006.  We expect to incur a loss for the full year, due to the commencement of our flying outside of the Continental CPA, transitioning our aircraft, re-branding our company and diversifying our customer base.

Operating Expenses

            Certain of our operating expenses (e.g., training, maintenance, corporate rent and general and administrative expenses) and infrastructure support our entire fleet of 274 aircraft.  A significant portion of our costs pertain to the consolidated operation and not to individual reportable segments.  Our shared costs for the three and nine months ended September 30, 2007 were approximately $83.8 million and $246.6 million, respectively.  Additionally, since we transitioned substantially all of our 69 aircraft released from the Continental CPA during the first nine months of 2007, we incurred approximately $12.9 million in non-recurring transition expenses associated with the painting, maintenance modifications and training to ready our operation for flying outside of the Continental CPA.

            For the three months ended September 30, 2007, wages, salaries and related costs increased by $14.1 million, or 14.3%, compared with the same period in 2006.  The increase represents growth in our work force to support changes in our flight operations and increases in wage rates under some of Airlines’ collective bargaining agreements.  In conjunction with the increases in base wages, we incurred approximately $2.4 million higher employee benefit costs, such as medical coverage, workers’ compensation costs and 401(k) expenses.  In addition, we are continuing to experience anincrease in overtime pay for our pilots as a result of our training backlog in the early part of this year.  We expect the overtime payments to decrease and normalize for the remainder of the year.

            During the third quarter of 2007, the final three of 69 aircraft transitioned out of the Continental CPA.  Fuel expense increased $38.9 million or 65.0%, from the same period in 2006 mainly to support diversification of our flight operations into Branded Flying, corporate aviation and regional service for Delta. Gallons consumed under contract agreements with Continental and Delta represented approximately 78% of our fuel consumption during the quarter.  Gallons where we have exposure to market fluctuations represented approximately 21% of our fuel consumption during the quarter at an average cost, including related fuel taxes of $2.40 per gallon.

            The decrease of $2.1 million in outside services during the three months ended September 30, 2007 compared to the same period in 2006 relates mainly to a reduction in estimated legal fees associated with the Continental arbitration offset slightly by expenses incurred to diversify our operations.  Legal fees associated with the Continental arbitration were not reimbursed under the Continental CPA.

            During the third quarter of 2007, Marketing and Distribution cost increased $8.2 million when compared to the same period in 2006.  This increase is a result of the infrastructure needed to support and promote our diversification into other lines of business including advertising and promotion, loyalty programs, global distribution systems and reservation call centers.

            For the three months ended September 30, 2007, other operating expenses increased by $16.3 million as compared to the same period in 2006.  This increase related primarily to passenger services, distribution and catering related expenses incurred to support Branded Flying.  Additionally, crew-related charges, such as per diem, hotel cost and relocation expenses because of our transition activities, increased as a result of higher rates and increased flight operations. Likewise, supplies expense related to our Aviation Services operations increased due to higher sales volume.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Operating Revenue and Margin

            Our total operating revenue decreased 0.3% compared to the same period in 2006.  We derived substantially all of our revenues during the nine months ending September 30, 2007 from our Contract Flying.  Operating revenue from our Branded Flying and Aviation Services contributed approximately 10% to the consolidated operating revenue.

            We began flying under our own brand on April 2, 2007.  We believe that our passenger revenues will continue to grow as the communities we serve become more aware of our brand and the services we provide.  In addition, our tickets have only recently become available for sale by all travel agencies, since we experienced longer than anticipated implementation timelines from the global reservation systems.

            For the nine months ended September 30, 2007, our operating loss was 5.2%, compared to an operating profit of 8.6% for the same period in 2006.  We expect to incur a loss for the year, due to the commencement of our flying outside of the Continental CPA, transitioning our aircraft from Continental flying, re-branding our company and diversifying our customer base.

Operating Expenses –

            For the nine months ended September 30, 2007, wages, salaries and related costs increased by $38.7 million, or 13.5%, compared to the same period in 2006.  The increase represents growth in our work force to support changes in our flight operations and increases in wage rates under some of Airlines’ collective bargaining agreements.  In conjunction with the increases in base wages, we incurred approximately $9.4 million higher employee benefit costs, such as medical coverage, workers’ compensation costs and 401(k) expenses.  In addition, we are continuing to experience an increase in overtime pay for our pilots as a result of our training backlog in the early part of this year.  We expect the overtime payments to decrease and normalize for the remainder of the year.

            During the nine months ended September 30, 2007, fuel expense increased $55.7 million or 32.7%, from the same period in 2006 to support diversification of our flying into Branded Flying, Corporate Aviation and regional service for Delta through the transition of 69 aircraft from the Continental CPA during those months.  For the nine months ended September 30, 2007, 88% of our fuel consumption related to our agreements with Continental and Delta.  The remaining 12% of our fuel consumption during the period was exposed at an average cost, including related fuel taxes, of $2.33 per gallon.

            The increase of $5.4 million in outside services during the nine months ended September 30, 2007 compared to the same period in 2006 is due mainly to expenses incurred to support our diversification strategy.  In addition, there was an increase in legal fees when compared to 2006 primarily driven by costs associated with the Continental arbitration.

            During the nine months ended September 30, 2007, Marketing and Distribution costs increased $18.1 million when compared to the same period in 2006.  This increase is a result of the need to re-brand our company and diversify our customer base to support and promote our diversification into other lines of business through advertising and promotion, loyalty programs, global distribution systems and reservation call centers.

            For the nine months ended September 30, 2007, other operating expenses increased by $29.7 million as compared to the same period in 2006.  This increase is primarily caused by passenger services, distribution and catering-related expenses incurred to support our operations outside of the Continental CPA.  Additionally, crew-related charges, such as per diem, hotel cost and relocation expenses because of our transition activities, increased as a result of higher rates and increased flight operations.  Likewise, supplies expense increased due to higher sales volumes within our Aviation Services operations.

Certain Operational Information

An analysis of certain statistical information for the periods indicated is as follows:

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES PRELIMINARY STATISTICS

Three Months Ended September 30, 2007	Contract (1)	Branded (2)	System (3)

Revenue Passenger Miles (millions)	2,238	534	2,775
Available Seat Miles (ASM) (millions)	2,817	882	3,707
Passenger Load Factor	79.4%	60.5%	74.9%
Block Hours	192,151	50,068	242,666
Departures	102,891	26,088	129,233
Average Price per Gallon of Fuel, including fuel taxes (dollars)	$0.78	$2.40	$1.13
Fuel Gallons Consumed (000)	68,248	18,660	87,115
Stage Length (miles)	565	678	588

Nine Months Ended September 30, 2007	Contract (1)	Branded (2)	System (3)

Revenue Passenger Miles (millions)	6,747	734	7,508
Available Seat Miles (ASM) (millions)	8,607	1,391	10,047
Passenger Load Factor	78.4%	52.8%	74.7%
Block Hours	600,322	77,403	681,728
Departures	323,365	39,376	365,417
Average Price per Gallon of Fuel, including fuel taxes (dollars)	$0.74	$2.33	$0.94
Fuel Gallons Consumed (000)	211,044	28,539	240,390
Stage Length (miles)	548	709	564

(1) Excludes charter operations since statistics on charter aircraft do not provide meaningful load factor data because pricing is based on cost versus expected passenger count.
(2) Operations commenced April 2, 2007 and July 1, 2007.
(3) Consolidated operations.

Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs have increased in some cases and are likely to increase overall in the future due to:

•	reassignment and continuing training costs of employees in order to support all of our flying activities;
•	reassignment of maintenance operations;
•	fuel costs for aircraft not flying under the Continental CPA or the Delta CPA;
•	distribution costs, including schedule planning, marketing and sales related to Branded Flying and charter operations;
•	overall higher airport, crew, maintenance and dispatch costs as a result of changes in our flying for our 274 aircraft;
•	changes in wages, salaries and related fringe benefit costs, including the impact of our stock compensation expenses and changes to our self-insured medical and workers compensation costs;
•	changes in the costs of materials and outside services;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•	higher maintenance costs due to aging of our fleet;
•	higher aircraft ownership costs as aircraft are released from the Continental CPA or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements; and
•	changes in the cost of services provided by third parties under various agreements.

LIQUIDITY AND CAPITAL COMMITMENTS

Operating Activities

            Our primary source of liquidity is the cash flow provided by Airlines’ operations.  For the nine months ended September 30, 2007 and 2006, our operations used cash flow of $8.4 million and provided $86.3 million, respectively.  The decrease of$94.7 million for the first nine months of 2007 compared to the same period in 2006 is due mainly to cash used in the commencement of our diversification away from the Continental CPA, including aircraft maintenance, paint, initial systems training and other transition activities.  Although our cash flows from operations were not sufficient to cover our capital resource and liquidity requirements during the first nine months of 2007, we believe our current liquidity to be sufficient to fund our current operations and other financial obligations through 2008 as we will continue to earn a steady cash flow from Contract Flying.

Investing Activities

            In the nine months ended September 30, 2007, we spent $43.8 million in capital expenditures.  For the remainder of the year, we expect capital expenditures for fleet (primarily relating to spare parts and engines) and non-fleet (primarily relating to software application and automation infrastructure projects, facility improvements, maintenance and ground equipment) to be $6 million.  Additionally, we anticipate that approximately $1.5 million of our 2007 planned capital expenditures will be carried over as part our 2008 capital expenditures as we solidify our infrastructure to support our diversified lines of business.

Financing Activities

            During the nine months ended September 30, 2007, we met all our debt requirements.  There is no covenant under any of our long-term debt agreements that restricts our ability to undertake additional debt or equity financing.

            In July 2003, we completed an offering of $137.2 million aggregate principal amount of 4.25% convertible notes due 2023 with interest payable semi-annually.  The notes are our general unsubordinated, unsecured obligations and are guaranteed by Airlines.  Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on Airlines’ ability to transfer funds to Holdings in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to its parent in certain circumstances.

            We have the right to redeem the notes for cash, as a whole at any time or from time to time in part, beginning on August 4, 2008, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any.  In addition, each holder has the right to require that we repurchase their notes on August 1, 2008, 2013, and 2018 (“Repurchase Dates”) at a price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  At our option, we may pay the repurchase price for any such notes in cash, shares of our common stock, or any combination thereof.  If we elect to use shares of common stock, the number of shares will equal the repurchase price divided by 97.5% of the average closing sales price of the stock for the five trading days ending on the third business day prior to the applicable Repurchase Date (adjusted to take into account the occurrence of certain events requiring adjustment of the conversion rate).  In certain circumstances, the notes are convertible into our common stock, at a ratio of 54.9451 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $18.20 per common share.  The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter.  As one of the Repurchase Dates is within a year of September 30, 2007, we have reclassed these notes, with an aggregate principal amount of $137.2 million, from long-term debt to current liabilities.  We are evaluating our available options to satisfy the holders should they require us to repurchase their notes.

            We expect to fund our future capital commitments and other financial obligations, including the potential redemption of the convertible notes, if in cash, through internally generated funds or appropriate financing transactions.  However, there can be no assurance that sufficient financing will be available or can be obtained for all aircraft and other capital expenditures not currently covered by firm financing commitments in the future.

Purchase Commitments and Contingencies

            We have options to purchase an additional 100 Embraer regional jets.  In October 2005, Continental declined its right to add any of these option aircraft to the Continental CPA.  We continue to have the option to take delivery of all or a portion of the aircraft, but have not made a decision as to whether we will do so.

Aircraft, Simulator and Spare Engine Leases

            As of September 30, 2007, we had significant lease and sublease obligations for aircraft, a simulator and spare engines that are classified as operating leases, which are not reflected as assets or liabilities on our balance sheet.  These leases expire between 2013 and 2022.  As of September 30, 2007, our expected total minimum rental expense for the full year 2007 under current and future firm order aircraft, simulator operating leases and spare engine operating leases was approximately $347.6million, net of deferred credits amortized.  Approximately $8.7 million represents the incremental increase of 200 basis points on the 69 aircraft released from the Continental CPA.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.

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

Aircraft Fuel

            Effective January 1, 2001, we entered into the Continental CPA, which is scheduled to expire December 31, 2010 (subject to extensions by Continental through 2030, or its right to terminate the agreement based on 12 months’ notice at any time), and a related fuel purchase agreement with Continental, which terminates when the Continental CPA terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the Continental CPA, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the Continental CPA, we recover our fuel expense from Continental with a 10% margin.  For the nine months ended September 30, 2007 and 2006, our cost of fuel was 71.2 cents per gallon, including fuel tax within this operation.

            Our Branded Flying operations can be significantly impacted by changes in the price and availability of aircraft fuel.  Efforts to reduce our exposure to increases in the price and availability of aviation fuel consist of the utilization of forward-purchase contracts at fixed prices and fuel tankering, where feasible.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.  As of September 30, 2007, we had committed to purchase 14.7 million gallons, or 85% of our anticipated Branded Flying fuel needs for the fourth quarter of 2007, at a weighted average price per gallon of $2.19, excluding taxes and into-plane fees.  Additionally, we have committed to purchase 8.8 million gallons for the first quarter of 2008 and 11.7 million gallons for the second and third quarters of 2008.  This represents approximately 85% and 40% of our anticipated Branded Flying fuel needs for the remaining months of 2007 and first nine months of 2008, respectively.

            For the three months ended September 30, 2007, Airlines’ fuel cost, including related fuel taxes, was $1.13 per gallon.  This is due to approximately 78% of our fuel consumption being capped at lower rates per gallon.

Interest Rates

            The Continental CPA contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental for the aircraft removed from the agreement to increase by 200 basis points upon their removal.  Additionally, the Continental CPA provides that our block hour rates will be adjusted higher or lower to reflect any changes in the rental rates relating to the aircraft that continue to be covered under the agreement.  We also have potential interest rate exposure with respect to our loan agreement with EDC, which bears interest at the six-month LIBOR plus 1.75% per annum.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.1 million in interest expense for each of the nine months ended September 30, 2007 and 2006.  However, we believe that interest rate increases on our variable rate, long-term debt would be offset by increases in interest income.

            We do not hold long-term, interest-sensitive assets and therefore the value of our assets is not subject to interest rate fluctuations.  We do not purchase or hold any derivative financial instruments to protect against the effects of changes in interest rates.

            As of September 30, 2007, we estimated the fair value of our $137.2 million (carrying value) fixed-rate debt to be $132.4 million based upon quoted market prices.  Market risk is not estimable for this debt instrument since its fair market value is based on many factors, including the risk-free interest rate, the performance of our common stock and investors’ trading behavior.

Item 4.  Controls and Procedures.

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  Beginning January 1, 2007, we implemented an integrated human resources, payroll and financial system of record, Lawson application software.  Additionally, we are implementing an accounting system to process and record revenues generated from our Branded Flying.  In the interim, we are using alternative processes and procedures to account for these revenues.  The new system and new processes have resulted in a significant change to our internal control over financial reporting for the year ending December 31, 2007.

            No other changes in our internal control over financial reporting during our most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

               On July 27, 2007, the three-member arbitration panel issued its decision relating to the 2007 block hour rates that Continental will pay to Airlines for regional jet service provided in the 2007 calendar year.  The panel considered various components related to the proposed rates that we charge Continental in connection with regional jet service, including the costs that formed the basis for our 2007 rate proposal and the allocation of certain costs between the parties.  The panel did not make any changes to the costs included in our 2007 budgeted rates except as those costs related to allocation.  The panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million, which includes the 10% operating margin.  As a result of the panel’s decision, we recorded our passenger revenue pursuant to the terms of the Continental CPA using the block hour rates determined by the panel for the nine months ended September 30, 2007.

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

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum value of shares that may yet be purchased under the program (in millions)(2)

July 1 to July 31, 2007.....................	82	$5.96	—	$24.4
Aug 1 to Aug 31, 2007.....................	82	$4.21	—	24.4
Sep 1 to Sep 30, 2007.....................	454	$4.25	—	24.4

Total..............................................	618	$4.47	—	$24.4

(1)	Shares shown were withheld to satisfy tax obligations arising upon the vesting of restricted stock and do not count against our securities repurchase program.
(2)	Amount shown relates to securities repurchase program.

Item 3.    Defaults Upon Senior Securities.

               None.

Item 4.    Submission of Matters to a Vote of Security Holders.

               None.

Item 5.    Other Information.

               None.

Item 6.    Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007, File No. 1-31300).
10.1	First Amendment to Long-Term Incentive Plan dated as of September 12, 2007. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(2)
32.2	Section 1350 Certification by Chief Financial Officer.(2)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: October 26, 2007	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 26, 2007	/s/Phung Ngo-Burns
Phung Ngo-Burns Staff Vice President-Finance and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007, File No. 1-31300).
10.1	First Amendment to Long-Term Incentive Plan dated as of September 12, 2007. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(2)
32.2	Section 1350 Certification by Chief Financial Officer.(2)

(1) Filed herewith.
(2) Furnished herewith.