Form 10-K
period 2007-12-31
EXPRESSJET HOLDINGS INC
filed 2008-03-20
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

            Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or by such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes      [  ] No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§ 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

[  ] Large accelerated filer     [X] Accelerated filer     [  ] Non-accelerated filer     [  ] Small reporting company

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes [X] No

            The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $325.4 million as of June 29, 2007.

            As of March 10, 2008, 51,871,518 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

            Information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2007.

Forward-Looking Statements

            This report contains forward-looking statements.  Statements in the "Business,” “Risk Factors,” "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" sections of this report, together with other statements including words such as "believes," "intends," "plans," "anticipates, “estimates," "projects," "expects" or similar expressions represent forward-looking statements that are based on our expectations in light of facts known by management on the date this report was filed with the Securities and Exchange Commission (“SEC”).  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  The four key areas of the known risks that could significantly impact our revenues, operating results and capacity include:

•	our ability to operate profitably outside of our contractual flying;
•	our reliance on Continental Airlines, Inc. (“Continental”) for the majority of our revenue;
•	rising costs and the highly competitive nature of the airline industry; and
•	regulation and other factors.

            For further discussions of these risks and others, please see "Item 1A - Risk Factors" beginning on page 20.  The statements in this report are made as of March 19, 2008, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with Holdings, as “ExpressJet”, “we” or “us”).  Airlines currently operates a fleet of 274 aircraft.  As of December 31, 2007, we provided the following services:

            Contract Flying

•	205 aircraft for Continental as Continental Express pursuant to a capacity purchase agreement (the “Continental CPA”);
•	10 aircraft for Delta Air Lines (“Delta”) as Delta Connection pursuant to a capacity purchase agreement (the “Delta CPA”);
•	9 aircraft in our Corporate Aviation division dedicated to charter contracts or ad-hoc charter service.

            Branded Flying

•	39 aircraft under our ExpressJet brand; and
•	11 aircraft under a prorate revenue agreement with Delta, where we share passenger revenue risk and incur pricing, scheduling and revenue management costs (the “Delta Prorate”).

            We also provide aviation services, such as ground-handling at airport locations across the United States, as well as aircraft repair, overhaul, interior refurbishments and paint, through our wholly owned subsidiary, ExpressJet Services, LLC (“Services”), and a majority owned subsidiary, Saltillo Jet Center (“Saltillo”).

            Our primary business is flying 274 aircraft.  During 2007, we diversified our operations from flying solely for one customer to operating aircraft in several business platforms.  Prior to 2007, we derived substantially all of our revenues from our Continental Express operation.  In 2007, we continued developing our Services and Saltillo subsidiaries.  In each line of business, we believe that our operational excellence and commitment to customer service are our greatest strengths.

            Holdings was incorporated in Delaware in August 1996.  Airlines is one of the largest regional airlines in the world, based on 2007 available seat miles, number of regional jets and passengers transported.

            We compete with a number of regional airlines for the service we provide to other airlines.  Additionally, we compete with low-cost and legacy airlines in certain markets of our Branded Flying operations and with a variety of charter contractors and commercial airlines in our charter operation.

            We believe that our success depends on our ability to provide our customers, including legacy carriers, outstanding operational performance and exceptional customer service through our commitment to detail, quick responses and follow-through.  Our ability to do this depends on our over 8,000 employees executing effectively, every day.

            Our goal is to use our assets, including our operational strength, growing brand awareness, financial strength and the strong commitment of management and employees, to continuously improve our competitive position and to provide value to our stockholders.

Our Business Segments

            ExpressJet has three reportable segments which are the basis of our internal financial reporting: Contract Flying, Branded Flying and Aviation Services.

            Contract Flying includes our Corporate Aviation (charter) division and our capacity purchase agreements with Continental and Delta.  Under Contract Flying, revenues are contractually determined, eliminating our exposure to fluctuations in fuel prices, fare competition and passenger volumes.  Under these arrangements, our partners bear the revenue risk and cost of marketing, distributing and selling seats directly to passengers on our aircraft while we are responsible for the operation and maintenance of the aircraft.

            Branded Flying includes operations under the ExpressJet brand and the Delta Prorate.  Revenues for this flying are derived from passengers flying on scheduled air service.  We are responsible for local market pricing, scheduling and revenue management, and the operation and maintenance of the aircraft.  Our flying under the Delta Prorate provides us with a prorated portion of the airfare plus an incentive for passengers connecting onto Delta's network.

            Aviation Services includes our ground-handling services pursuant to contracts with Continental and other airlines at airport locations across the United States, as well as those performed by Services.  During the first half of 2007, we rebranded American Composites, LLC (“American Composites”) and InTech Aerospace Services, LP (“InTech”), our wholly owned subsidiaries, and Saltillo under the ExpressJet Services name.  These entities provide composite, sheet metal, paint, interior (including seat refurbishment) and thrust reverser repairs throughout our five facilities in the United States and Mexico.

Our Products and Services

            Prior to 2007, virtually all of our revenue came from the Continental CPA and our entire fleet of 274 aircraft was flown in support of Continental’s network.  Continental advised us in December 2005 of its decision to reduce Airlines’ flying under the Continental CPA by 25% or 69 aircraft.  The first two aircraft came out of the Continental network in late December 2006, followed by 34 aircraft during the first quarter of 2007, 30 aircraft in the second quarter and three aircraft in the third quarter.  As they exited our Continental Express operation, the aircraft were rapidly repainted, retrofitted with upgraded seat cushions and other modifications and placed into other business platforms.  The business platforms developed to employ these aircraft required considerable investment of capital to modify the aircraft, design and construct our facilities at over 25 airport locations, create a marketing and sales infrastructure and develop technology to support our own Branded, charter and Delta flying.  These efforts were in addition to recruiting, hiring, and training all disciplines across the various business platforms.  The result is an infrastructure that has afforded us the ability to:

•	continue our capacity flying with Continental;
•	develop our own brand through scheduled flying as ExpressJet Airlines;
•	commence capacity-purchase and prorate flying for Delta;
•	establish a niche in the corporate and ad-hoc charter service market; and
•	broaden the scope of our maintenance and ground handling capabilities.

            Our diversification continues in 2008 as we seek additional opportunities to fly for legacy carriers and to further leverage our capabilities.  This is a dynamic process and will remain so for the foreseeable future as we seek to optimize revenue generation from our assets.

            Contract Flying

            As of December 31, 2007 we averaged over 1,100 daily contract flying departures, offering passenger service to over 175 destinations in North America, including Mexico as well as the Caribbean, and some charter service into South America.  We generated $1.5 billion of revenue (87.3% of our total consolidated revenue) in this segment.

            Continental Capacity Purchase and Other Agreements

            General.  Prior to 2007, we derived substantially all of our revenue from the Continental CPA.  As we diversified to provide airline services to a broader range of customers during 2007, our dependence on Continental has decreased.  However, a significant portion of our revenue and cash flows is still attributable to the Continental CPA.  Under the Continental CPA, Airlines operates flights on behalf of Continental as Continental Express.  Continental controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

            Under the Continental CPA, all marketing-related costs normally associated with operating an airline are borne by Continental.  These costs include:

•	reservations and sales;
•	commissions;
•	advertising;
•	revenue accounting;
•	fare and tariff filings; and
•	food and beverage service.

            Payment.  Under the Continental CPA, Airlines is entitled to payment for each block hour that Continental schedules it to fly.  Payment is based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that are generally within our control.  The agreement provides that the original cost components used in this formula would remain in place until December 31, 2004, after which, new rates were to be established annually using the same methodology.  We have exposure for most labor costs and some maintenance and general administrative expenses if the actual costs are higher than those reflected in Airlines’ estimated block hour rates.

            2001-2004.  A quarterly reconciliation payment was to be made by Continental to Airlines, or by Airlines to Continental, if the operating margin calculated, as described below (the "prevailing margin") was not between 8.5% and 11.5% in any fiscal quarter.  When the prevailing margin exceeded 11.5%, Airlines paid Continental an amount sufficient to reduce the margin to 11.5%.  Had the prevailing margin been less than 8.5%, Continental would have paid Airlines an amount sufficient to raise the margin to 8.5%.  Certain items were excluded from the calculation of the prevailing margin, including:

•	actual labor costs that differed from those reflected in Airlines’ block hour rates;
•	performance incentive payments, including payments from controllable cancellation performance (cancellations other than weather or air traffic control caused cancellations);
•	litigation costs outside the normal course of business; and
•	other costs that were not included in Airlines’ block hour rates (or covered by any adjustments to them) and were not reasonable and customary in the industry.

From 2001 to 2004, the quarterly prevailing margins, before any reconciliation payments, were always above 8.5%.

            In addition, to the extent that Airlines’ rate of controllable cancellations (such as those due to maintenance or crew availability) was lower than its historical benchmarks, Airlines was entitled to incentive payments; conversely, Airlines would have had to pay Continental if its controllable cancellations exceeded these benchmarks.  Because these incentive benchmarks were based on historical five-year rolling averages of monthly controllable cancellations, lower controllable cancellations that resulted in higher incentive payments in the near term reduced Airlines’ opportunity to earn incentive payments in the future.  Also, because Airlines used monthly rolling averages, its opportunity to earn these payments in any particular fiscal quarter was affected by monthly variations in historical controllable cancellation rates.  Airlines was also entitled to receive a small per-passenger fee and incentive payments for on-time departure and baggage handling performance.

            2005 Rate Negotiation and Amendment.  As part of the 2005 rate negotiation, we agreed to cap Airlines’ prevailing margin at 10.0% in an attempt to ensure the long-term stability of the Continental CPA.  Airlines also began including previously unreconciled costs, as discussed above, within the margin band, although it is not reimbursed if these costs are higher and cause its prevailing margin to fall below the 8.5% margin floor.  Airlines remained entitled to receive incentive payments from Continental if its rate of controllable cancellations was lower than its historical benchmark, but was no longer required to pay Continental a penalty for controllable cancellations unless the rate rises above 0.5%.  Airlines continued to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

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

(1)

Under our fuel purchase agreement with Continental, fuel and fuel tax expense are reconciled to the  lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively.  If the fuel purchase agreement with Continental were not in place, the fuel cost, including related taxes, would have been $2.43, $2.04 and $1.80 per gallon for the years ended December 31, 2007, 2006 and 2005 respectively.

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

            In 2007, the fully reconciled costs and costs within the margin band under the Continental CPA represented approximately 59% and 40% of operating costs associated with Continental CPA flying, respectively, in addition to 1% of costs related to the Continental CPA which could not be included in either reimbursable grouping such as certain labor and arbitration costs.  In 2006, the fully reconciled costs and costs within the margin band under the Continental CPA represented approximately 63% and 35% of operating costs associated with Continental CPA flying, respectively.  The remaining 2% of operating costs in 2006 were incurred outside of the Continental CPA in order to support our diversification strategies for the 69 aircraft released from the Continental CPA as well as the administrative operations we assumed from Continental in 2007.

            Some costs that were unreconciled under the Continental CPA prior to 2005 now require Airlines to make a reconciliation payment to Continental if the differences cause the prevailing margin to be greater than 10.0%.  However, if the differences cause the prevailing margin to be less than 8.5%, they remain unreconciled.  These costs are:

•	wages and salaries; and
•	benefits not included in the table above.

            2006 Rate Setting.  In September 2005, Continental proposed a number of amendments to the Continental CPA, which would have, among other things, significantly reduced the amount Continental pays us for the regional airline service we provide.  We negotiated with Continental to try to reach an agreeable compromise.  Our board of directors, which typically meets five times a year, held 12 meetings in 2005, six of which were special meetings to consider Continental’s proposals and to formulate counterproposals.  Based on its evaluations, including the analysis of independent financial advisers, the board determined that the rates proposed by Continental would not be in the best interest of our stockholders and declined Continental’s proposal.  We made counterproposals that we believed addressed Continental’s concerns, but were fair to our stockholders as well.  In December 2005, Continental announced that it believed the rates under the Continental CPA had become too expensive and that it would terminate 25% of our flying under that agreement.  Although the Continental CPA contemplates a November 1 deadline for setting the following year’s rates, the 2006 scheduled block hour rates were finalized in April 2007 consistent with the methodology set forth in the agreement.

            2007 Rate Setting.  In 2006, Continental challenged our interpretation of the Continental CPA and sought to impose rates for 2007 that we believed were inconsistent with the methodology established in the agreement.  We were unable to agree on the 2007 rates and, in accordance with the terms of the Continental CPA, we submitted our dispute to binding arbitration.  The arbitration panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million (or less than 1.0% of our total Continental CPA operating revenue), which included the 10% target operating margin.  Although we believe our original rates were appropriate, we were pleased with the panel’s decision.  The 2007 scheduled block hour rates were finalized in October 2007, and we recorded our passenger revenue under the Continental CPA using the block hour rates determined by the panel for all of 2007.

            2008 Rate Setting.  We began 2008 rate discussions with Continental last September.  The Continental CPA contemplates a November 1 deadline for setting the rates; however, the parties agreed to extend the deadline.  Although we believed that we were nearing completion of the rate setting process, Continental advised us on February 28, that if we were unable to reach agreement by March 14, they might initiate arbitration proceedings again in accordance with the provisions of the Continental CPA.  We can also initiate arbitration if we think it necessary.  As of the date of this filing neither party has triggered arbitration and we remain hopeful that it will not be necessary.  Continental also advised us that it believes that it overpaid Airlines by $6 million in 2007 and $2.1 million in 2006.  We believe that if we were required to arbitrate these matters we would prevail.  However, we may not be successful in resolving these disputes without reducing our 2008 income.  We cannot currently predict the timing or the resolution of these matters.  Although we are hopeful that we can agree on rates and resolve Continental’s other claims without arbitration, there can be no assurance that we will be successful in doing so.

            If we are required to arbitrate, each party will select one arbitrator, and those two arbitrators will select the third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that will likely result in a hearing and the issuance of a final decision by late in the second or early in the third quarter of 2008.  ExpressJet will continue to be paid under the 2007 block hour rates during the arbitration process and expects the decision setting the revised rates to be retroactive to January 1, 2008.

            Scope of Agreement. At December 31, 2007, the Continental CPA covered 205 of Airlines’ existing fleet of 274 aircraft.   The agreement permits us to fly under our own code or on behalf of other airlines but prohibits our flying in certain markets unless such flying is conducted on behalf of Continental.  The Continental CPA states that:

•	at Continental’s hubs, we may only fly for Continental;
•

at any other airport where Continental, its subsidiaries and other regional jets operating under Continental’s code as their primary code operate an average of more than 50 flights daily (currently there are no such airports), we may only fly for Continental; and

•	we cannot operate any of our aircraft subject to the agreement or use our passenger-related airport facilities employed under the agreement for other carriers or for flights under our own code.

            Our license from Continental to use the Continental Express name and other trademarks is non-exclusive

            The Continental CPA also provides that Continental has the right to withdraw a limited number of our regional jets covered by the agreement under certain circumstances upon 12-months notice.  As discussed above, in late December 2005, Continental delivered a withdrawal notice with respect to 69 aircraft, the maximum number that it could withdraw at that time.  Under the terms of the agreement, Continental cannot withdraw additional aircraft until December 28, 2009.  Continental can terminate the agreement at any time upon 12-months notice, which would also terminate the scope limitations noted above.

            So long as scheduled flights under the Continental CPA represent at least 50% of all our scheduled flights, or at least 200 of our aircraft are covered by the agreement, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the agreement above all of our other flights and aircraft.

            Aircraft Financing.  Airlines currently leases or subleases all of its existing aircraft from Continental.  Under the Continental CPA, Continental is required to purchase or lease from Empresa Brasileira de Aeronautica S.A. (“Embraer”) or its designee aircraft to be flown under the agreement, participate in the financing and to lease or sublease these aircraft to us.  Aircraft withdrawn from the Continental CPA become “Uncovered Aircraft” as defined in the agreement, and the agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental under the relevant leases or subleases to automatically increase by 200 basis points.

            We have the option to purchase up to an additional 75 Embraer ERJ-145XR aircraft.  Our next option exercise date is August 1, 2008.  If we do not exercise or extend our option as of this date, 25 options will expire.  These aircraft would be Uncovered Aircraft since Continental has declined to include them under the Continental CPA.  These options may be exercised for other types of aircraft within the ERJ-145 line of aircraft, which include the ERJ-135, ERJ-145 and ERJ-145XR (“ERJ-145 Family”).  We would have to finance our acquisition of these aircraft independently.

            Continental has the right to terminate, at any time, any Uncovered Aircraft sublease and take possession of the aircraft so long as it provides us a replacement aircraft and we can obtain financing reasonably satisfactory to us.  If we cannot obtain such financing, we are not required to take the replacement aircraft.  Continental does not have any obligation to finance, arrange to finance or participate in the financing of any aircraft acquired outside the Continental CPA.

            Airport Facilities, Slots and Route Authorities.  Most of the airport facilities that Airlines uses in its Continental Express operation are leased from airport authorities by Continental.  Under Airlines’ master facility and ground handling agreement with Continental, Airlines is entitled to use these facilities to fulfill its obligations under the Continental CPA.  However, it is not permitted to use airport terminal facilities leased by Continental to service other carriers or operate flights under its own code without Continental’s approval.  Furthermore, we must use those facilities that are non-terminal facilities on a priority basis to support the scheduled flights that Airlines flies on behalf of Continental so long as those flights constitute at least 50% of our total scheduled flights or at least 200 of our aircraft are covered by the Continental CPA.

            All terminal facility rent at Continental’s hub airports are borne by Continental, and Airlines pays for incremental rent at other Continental-managed locations.  Additional rent can be incurred at Continental-managed locations when Airlines operates all flights during a quarter.  At locations Airlines manages, rent is allocated between Continental and Airlines based on the number of each carrier’s respective passengers.

            Continental is generally responsible for all capital and start-up costs for airport terminal facilities at its hub airports and at any other facilities where it elects to provide ground handling services to Airlines.  If Continental elects to provide ground handling services at any facility where Airlines previously did so, Continental is required to reimburse Airlines at the net book value for all fixtures and other unremovable capitalized items Airlines funded at that facility.  We are generally responsible for capital and start-up costs associated with airport terminal facilities where Airlines flies and any non-terminal facilities not regularly used by Continental.  If Airlines exits a market at the direction of Continental (and we do not re-enter that market within six months flying under our own code or that of an airline other than Continental), Continental will reimburse us for certain book and severance losses incurred in connection with the closure of the related facility. If the Continental CPA is terminated, we may be required to vacate the terminal facilities (or all facilities if the termination results from our material breach of the agreement) that are subleased to Airlines by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any of the facility leases in our name.

            In addition, there are provisions in the Continental CPA that require us to use commercially reasonable efforts to transfer, subject to applicable laws, to Continental or its designee any of our airport take-off or landing slots, route authorities or other regulatory authorizations used for Airlines’ scheduled flights under the agreement.

            Ground Handling.  Airlines provides ground handling and other support services, including baggage handling, station operations, ticketing, gate access and other passenger, aircraft and traffic servicing functions for Continental at several of our airport locations.  In exchange, Continental pays us an amount equal to Airlines’ incremental cost for providing these services.  Continental provides the same services for Airlines at its stations, including its hub airports.  The cost for these services is based on the number of scheduled aircraft and the rates stipulated in the Continental CPA.  Effective January 1, 2007, we began providing ground handling and other support services at fixed rates for other Continental Airlines regional service providers including Republic and Colgan that operate under the Continental Express banner at 15 Continental/Continental Express stations.

            Most Favored Nations.  So long as Continental is our largest customer, if we enter into a capacity purchase or economically similar agreement with another major airline (defined as any airline with annual revenues greater than $500 million, prior to adjustment for inflation since 2000) to provide regional airline service for more than 10 aircraft on terms and conditions that are, in the aggregate, less favorable to us than those in the Continental CPA, that agreement has a provision that may allow Continental to amend it to conform to the terms and conditions of our new agreement.

            Change of Control.  So long as Continental is our largest customer, if we experience a change of control without its consent, there are provisions in the Continental CPA that may cause Airlines’ block hour rates to be reduced by an amount approximately equal to the target operating margin built into those rates.  Under the agreement, a change of control of our company is defined as:

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

            Term and Termination of Agreement and Remedies for Breach.  The Continental CPA is scheduled to expire on December 31, 2010.  At its sole election, Continental can extend the term of the agreement for up to four additional five-year terms through December 31, 2030 upon written notice delivered at least 24 months prior to the expiration of the initial term.  Continental’s first option to extend must be delivered to us by December 31, 2008.

            Continental may terminate the agreement at any time with 12-months notice, or for cause without notice.  “Cause” is defined as:

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

            If Continental materially breaches the agreement and fails to cure the breach within 60 days after we notify it of the breach, we will be entitled to obtain our payments directly from an airline clearing house from the 60th day for the duration of the default.  In addition, Continental and we are each entitled to seek damages in arbitration and to reach equitable remedies.

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

            Amendment of Embraer and Rolls Royce Contracts.  We are prohibited, without Continental’s consent, from amending Airlines’ aircraft purchase agreements with Embraer for the current 274 aircraft to change the pricing, financing or leasing arrangements, number or delivery schedule of firm order aircraft, or to make any other changes that may be expected to adversely affect Continental’s rights under the Continental CPA or our ability to perform our obligations under the agreement.  We have also agreed to acquire Continental’s consent for any amendment of Airlines’ Embraer aircraft purchase agreements that reduce the financing or other obligations of Continental, provided that the amendment does not increase Airlines’ obligations under these agreements.  We are also prohibited, without Continental’s consent, from amending our power-by-the-hour agreement with Rolls Royce Corporation (“Rolls Royce”) in any manner that adversely affects Continental’s or our engine maintenance costs for the aircraft subject to the Continental CPA.

            Indemnification.  In general, we have agreed to indemnify Continental and it has agreed to indemnify us for any damages caused by any breach of our respective obligations under the Continental CPA or caused by our respective actions or inactions under the agreement.

            Other Agreements with Continental.  Prior to 2007, under an administrative services agreement, Continental provided us with services such as information technology support, transaction processing, insurance and risk management, treasury administrative services, corporate real estate and environmental affairs.  In 2007, Continental stopped providing these services and, as a result, we transitioned most information technology support, general ledger, accounts payable, payroll, and treasury administrative services away from them to perform them independently.  Airlines also has a fuel purchasing agreement with Continental, under which Continental manages all of Airlines’ fuel purchasing requirements under the Continental CPA.  Continental charges us for these services and the cost is included in the block hour rate pricing arrangement in the agreement.  Currently, our administrative services agreement with Continental is limited to technology and other back-office infrastructure as necessary to support our Continental Express flying.

            In addition, we have a tax agreement with Continental that provides, among other things, for our payment of all or a significant portion of the tax benefits we realize as a result of an internal reorganization performed before our initial public offering in 2002.  Since our initial public offering, we have made net payments of approximately $123.4 million to Continental under the tax agreement and could pay Continental as much as an additional $234.6 million through 2017.  See Item 8.  "Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8" for a detailed discussion of our income taxes and our tax agreement with Continental.

            Delta Air Lines Capacity Purchase Agreement

            We signed a two-year capacity purchase agreement effective June 1, 2007, with up to two one-year extension options at Delta’s sole discretion.  The Delta CPA covers 10 Embraer ERJ-145XR aircraft that were placed into service during June 2007.  Delta is responsible for scheduling, marketing, pricing and revenue management on the aircraft and collects all passenger revenues.  Airlines' operates, maintains and finances the aircraft.

            Airlines receives a base rate for each completed block hour and departure and is reimbursed for certain pass-through costs which are primarily schedule driven costs such as fuel and landing fees.  Airlines has the ability to earn incentives for meeting or exceeding completion benchmarks and maintaining high Department of Transportation (“DOT”) rankings for on-time arrivals and other aspects of customer satisfaction.  These incentives are settled on a monthly and semi-annual basis.  For the year ended December 31, 2007, we met all of our monthly incentive metrics with the exception of the on-time benchmark in August and November.  Of the three semi-annual incentive metrics for on-time, customer service and completion, two metrics were met in 2007.

            The Delta CPA is scheduled to end at the second anniversary of each aircraft’s in-service date (June 2009).  At the end of the initial two-year service term, Delta will have the right to extend the term of the Delta CPA for up to two additional one year terms on the same terms and conditions by providing Airlines with no less than 180 days prior written notice.

            Corporate Aviation

            Corporate Aviation, utilizing nine aircraft, provides reliable travel solutions to corporations, including other air carriers from time to time such as JetBlue Airways (“JetBlue”), United Air Lines (“United”) and Frontier Airlines (“Frontier”), collegiate athletic departments, sports franchises, government entities, hospitality companies and others.  The aircraft are flown under Airlines’ operating certificate issued by the Federal Aviation Administration (“the FAA”).  The aircraft are configured with 50 redesigned seats for enhanced passenger comfort, and each seat includes XM Satellite Radio with over 100 channels of audio entertainment.  In addition to the basic service, customized flight service options give customers an opportunity to create a unique flight experience.  Our pricing structure is based on a contracted fee plus reconciliation payments for uncontrollable costs (including items such as fuel and deicing) for the full amount from which actual costs differ from estimates.

            We continue to make progress in our Corporate Aviation division due to its ability to provide economical and reliable travel to customers who require travel solutions outside of traditional scheduled airline service and to provide a short-term solution to certain scheduled air carriers on an as-needed basis.  Offering complete travel solutions for collegiate athletic departments, sports franchises such as NASCAR racing teams and other customers have proven to be very successful.  We generated $17.7 million in revenue as of December 31, 2007, and anticipate that we will continue to grow in this division as we establish longer-term relationships to create predictability in our charter operation and generate steady operating income.

            Branded Flying

            As of December 31, 2007 under Branded flying, we averaged over 250 daily departures, offering scheduled passenger service to over 30 destinations in North America.  We generated $180.5 million of revenue from April through December 2007.

            ExpressJet Brand

            Route Structure and Scheduling.  As of December 31, 2007, we provided scheduled air service under our own brand to 25 cities in the United States with approximately 200 daily departures utilizing 39 of our aircraft.  Customers can access our reservation system through our consumer and corporate websites, www.xjet.com and www.expressjet.com, respectively, reservations call center and all four major global distribution systems.  Being a part of the global computer reservation systems allows travel agents and online distributors, such as Expedia, Orbitz, Travelocity and Cheaptickets.com the visibility to see and sell our tickets.  We launched sales in the Worldspan global distribution system in February 2007, in the Sabre and Amadeus global distribution systems in April 2007, and the Galileo global distribution system in July 2007.  We continue to make enhancements to our reservations system in order to fully interface with these global distribution systems and allow seamless and timely interchange of data for travel agents to provide a full range of services to their customers without our intervention.  See our consumer website for the up-to-date route network detailing all destinations currently served under our own brand.

            Product Amenities.  We offer a distinct product to meet the needs of both business and leisure travelers. Our customers fly on newer aircraft with advanced seat assignments and no middle seats.  We also provide valet carry-on baggage service as a convenience in order to save time the customers would otherwise spend loading bags in the overhead bin or waiting at baggage claim.  Our leather seats were redesigned for additional passenger comfort including memory foam cushions and over 100 channels of complimentary XM Satellite Radio.  We serve complimentary, recognized brand-name snacks, and full meal options for longer haul flights.

            Marketing.  We use the following methods for airline ticket distribution:

•

Airlines’ websites, www.xjet.com and www.expressjet.com are our lowest cost distribution channel and, as a result, we continue to promote and encourage the use of our online capabilities.  In 2007, we recorded approximately $84.4 million in ticket sales through this channel which accounted for approximately 49.8% of our total passenger revenue on our ExpressJet brand.

•	The four principal global distribution systems, Sabre, Worldspan, Galileo and Amadeus, allowing for sales through traditional travel agencies and online sites such as Orbitz, Travelocity and Expedia.
•	Telephone reservation call centers.

            We provide electronic tickets, or “E-Tickets”, which eliminates the need to print and process a paper ticket.  E-Tickets provide immediate customer and revenue information, which are a vital part of our distribution strategy.  E-Ticket passengers have the ability to check in at xjet.com and obtain boarding passes from their home, office or hotel up to 24 hours prior to departure, enabling them to proceed directly to security at the airport, and bypass the ticket counter and save time.  We also have self-service kiosks at all airports throughout our system expediting the check-in process for our customers.

            We offer a range of competitive fares that are distinguished by restrictions on use, such as time of day and day of week, length of stay and minimum advance booking period.  Other ticketing or passenger service fees, such as ticketing change fees, unaccompanied minor and excess baggage, continue to be consistent with or less than those charged by most United States carriers.

            We launched our frequent flyer program, JetSet, during 2007 to encourage repeat travel on our system.  Our frequent flyer program is based on trips flown rather than on mileage and JetSet customers earn at least one credit for each one-way trip flown or two credits for each roundtrip flown.   The JetSet program provides an award ticket (“Award Ticket”) that permits one free roundtrip to any destination available on our ExpressJet brand network after the accumulation of 16 credits in a 24 month period. Award Tickets are automatically generated when earned by the customer rather than allowing the customer to bank credits indefinitely.  Award Tickets must be used to purchase a ticket within 12 months after their issuance.  Award Tickets are capacity controlled and may not be available on peak travel dates.  At December 31, 2007, the outstanding balance associated with over 4800 travel awards earned to date, as well as the amounts associated with over 700 free travel awards claimed during 2007, was immaterial to our results of operations.

            Delta Air Lines Prorate Agreement

            As of December 31, 2007, Airlines provided scheduled air service with 11 aircraft under the Delta Prorate.  At this time, we are responsible under this arrangement for scheduling, pricing and revenue management, as well as the operation, fuel procurement and maintenance of the aircraft.  We earn a prorated portion of the fare for passengers connecting onto Delta's network or other airlines when we fly the passengers, which is billed through an airline clearinghouse on a weekly basis.  In addition, we earn an incentive fee if the passengers connect onto Delta’s network.  If a passenger is not connecting onto a flight, we earn the entire airfare for the flight when the passenger has flown.  We began this operation on July 1, 2007 with eight aircraft and added three additional aircraft in December 2007.

            Fuel

            We are fully exposed to the availability of fuel and fuel price increases in our Branded Flying.  With the start of our Branded Flying, we entered into a fuel purchase agreement with a highly reliable third-party provider.  Additionally, our overall fuel purchase strategy is to stabilize fuel expense in both the short and long term.  We have implemented this strategy by entering into fixed forward price contracts with our fuel provider using a systematic method for determining the volume and the price for which to enter into the contracts for a rolling 12-month period on a quarterly basis.   As of December 31, 2007, we have a firm commitment to purchase approximately 70% of our forecasted fuel needs outside of our CPA’s with Continental and Delta at an average price of $2.42 per gallon in 2008.  For the year ended December 31, 2007, approximately 34% of our fuel expense was associated with our Branded Flying. A substantial increase in the price of jet fuel, impacting the price of fixed forward price contracts, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our Branded Flying business, results of operations, consolidated financial condition and liquidity.

            Aviation Services

            As of December 31, 2007, Aviation Services provided services ranging from painting aircraft, refurbishing seats, and repairing airframes to providing ramp/baggage service, ticket counter service, and other ground handling services for several airlines, including Continental, American Airlines, Inc. and Delta at locations across the United States.  We generated $41.0 million (before eliminating intercompany transactions) from aviation services in 2007.

            In 2005, we announced that Services and Airlines’ Training Services division received third-party repair and training certificates, respectively, from the FAA.  During the first half of 2007, we rebranded our Aviation Services segment, which includes American Composites, InTech and Saltillo as ExpressJet Services.  ExpressJet Services is the North American partner to three major European original equipment manufacturers and provides composite, sheet metal, paint, interior, including seat refurbishment, and thrust reverser repairs throughout our five facilities in the United States and Mexico.  We believe Services allows us to pursue a strategy that leverages our expertise in aircraft reliability.

Aircraft Fleet

            Our Fleet

            We operate a fleet of 274 aircraft which includes Embraer ERJ-135, ERJ-145 and ERJ-145XR aircraft.

            The Continental CPA provides for the continued lease or sublease of our 274 Embraer regional jets.  As of December 31, 2007, 224 aircraft are operating under our Contract Flying and the remaining 50 aircraft are operating under our Branded Flying.

            In December 2005, Continental notified us of its intent to withdraw 69 aircraft from the Continental CPA.  Continental can also withdraw up to 51 additional aircraft beginning December 28, 2009, with 12-months prior notice.  Under the terms of the Continental CPA, we would have nine months (from the date of Continental’s withdrawal notice) to decide if we would continue to lease or sublease any or all of these aircraft or return them to Continental.  In addition, Continental has the right to terminate the Continental CPA at any time with 12-months notice; if they did so, the withdrawal of aircraft from our fleet would be limited to 15 per month. If we return the aircraft to Continental, they would incur costs associated with terminating the leases or subleases under the terms of the agreement.

            The operational capability of both the ERJ-135 and ERJ-145 is 1,100 miles.  The ERJ-145XR, with a 1,600 mile range, continues to create potential expansion opportunities for us whether under our network or other carriers’ networks to more economically serve cities that are the right size for our aircraft.  Each aircraft is equipped with advanced technology and certifications that aid our operation in challenging weather conditions and flying efficiently at higher flight altitudes.

            The aircraft dedicated to Continental and Delta offer a seamless jet service experience to Continental’s and Delta’s passengers.  The planes feature overhead baggage compartments, under-seat baggage storage, leather seating, lavatories, in-flight meal and beverage service capabilities and jet-bridge loading in most locations.

            Aircraft dedicated to Branded Flying and corporate charters have redesigned seats for enhanced comfort and feature complimentary XM Satellite Radio with over 100 channels of entertainment.

            We have options for 75 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  Our next option exercise date is August 1, 2008.  If we do not exercise or extend our option as of this date, 25 options will expire.  In 2005, Continental declined the right to include any of our option aircraft in the Continental CPA; consequently, Continental is not required to participate in the financing for any option aircraft that we acquire.  We currently have no firm orders for additional aircraft.

            Maintenance of Our Aircraft

            We maintain our aircraft primarily using our own trained and FAA-certified personnel and facilities.  We emphasize routine maintenance in addition to inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our facilities in Cleveland, Ohio; Houston, Texas; Knoxville, Tennessee; Ontario, California; Newark, New Jersey; Richmond, Virginia; and Shreveport, Louisiana.  We will continue to evaluate opening other maintenance bases, as appropriate, based on our operations outside of the Continental CPA.  We also perform line maintenance at our satellite maintenance stations.  We maintain an inventory of aircraft spare parts to ensure the reliability of our operations and utilize a computerized tracking system to increase maintenance efficiency and avoid excess inventory of spare parts.

            We have a power-by-the-hour agreement with Rolls Royce to maintain the engines on our aircraft through April 2015.  Under the agreement, we are charged a fixed rate based on flight hours incurred during a month.  The rates are subject to annual revisions based on specific labor and materials indices.  We also have power-by-the-hour agreements with other key vendors to cover various high value components and systems on the aircraft, such as auxiliary power units, avionics, environmental controls, tires, wheels and brakes.  For 2007, 75% of our maintenance, materials and repairs cost consisted of power-by-the-hour expenses.  We believe that these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected maintenance expense during the aircraft lease terms and greatly mitigate accelerating maintenance costs commonly associated with aging aircraft.

Competitors

            The airline industry is highly competitive.  ExpressJet competes principally with other regional airlines providing long-term service to legacy carriers, but also with regional airlines operating independently, low-cost carriers, and major airlines.

            The principal competitive factors in the airline industry are location, fare pricing, frequent flyer loyalty programs, customer service, routes served, flight schedules, aircraft types and code-share relationships.  Certain of our competitors are larger and have significantly greater financial and other resources than we do.  Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares.

            Our company is one of several competitors in the regional commercial airlines market.  Our competitors include Mesa Airlines, Mesaba Airlines, Pinnacle Airlines, Republic Airways and SkyWest Airlines (including Atlantic Southeast Airlines).  We also compete with other airlines, such as American Eagle, Comair and Horizon Airlines, which are wholly owned subsidiaries of major airline holding companies.  One of the principal challenges for airlines operating regional jets under either fixed-fee or revenue-sharing arrangements, in addition to depending on the financial health of their partners, is the ability to maintain reliable and seamless operations with a competitive cost structure.

            Due to variations among the contracts under which regional airlines operate, cost comparisons between regional airlines are difficult.  We believe that Airlines is one of the most cost-efficient providers of regional jet service due to the efficiencies it realizes by operating a single fleet type, the economies of scale it achieves as one the world’s largest regional airlines, the technologies we employ, and launch customer status for the Embraer ERJ-145 Family.

            We also believe that Airlines provides one of the highest levels of customer service in the regional industry as evidenced by its top-tier performance among regional carriers in the DOT monthly reports on customer complaints and mishandled bags.  In terms of reliability, Airlines accomplished a total completion factor of 97.6% for the year ended December 31, 2007 for all of our flying.  Our strong operational performance resulted in receipt of $2.1 million in incentive payments from our Contract flying for the year ended December 31, 2007.

            As we have expanded our business platforms beyond providing regional service for legacy airlines to flying under our own brand, our competitor base has grown to include competing service from other regional airlines offering independently branded service, low-cost carriers and, to a certain extent, the major airlines.  However, we believe that by providing point-to-point service for smaller underserved communities, in lieu of the traditional hub and spoke service of most domestic carriers, and our reliable operational performance and customer service that we will continue to differentiate ourselves from our competitors.

Industry

            The United States airline industry has been very competitive since it was deregulated in 1978, and various business models have been developed to offer commercial air service.  The industry has traditionally been led by airlines, such as American Airlines, United Air Lines, Delta and Continental, which schedule flight service to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world via a hub-and-spoke model.  Other airlines, such as Southwest Airlines and JetBlue, offer scheduled flights to many of the same domestic markets, but at lower prices and with fewer amenities to travelers; they have competed effectively in the U.S. market due to their lower cost structures.  Another group, including ExpressJet, Mesa Airlines, Republic Airways and SkyWest Airlines, has evolved to provide feeder service to the hub-and-spoke network or point-to-point service for smaller and medium-sized airports through fixed-fee or revenue-sharing agreements.  The development of the regional jets operated by this group has been enhanced during recent years, allowing them to connect markets in the United States, Mexico and Canada more economically than with larger aircraft.

            Commercial airline strategies typically include:

•	minimizing operating costs;
•	broadening their networks to spread fixed costs over more flights;
•	emphasizing international expansion to seize opportunities in the more regulated capacity controlled international market;
•	focusing on business travelers, who historically have paid higher fares;
•	maintaining capacity and market share against other carriers;
•	bringing additional connecting traffic into their networks through new alliances; and
•	adjusting fares to offset higher costs (such as fuel).

            Commercial airlines have faced unprecedented challenges over the last few years including continuing security measures due to fears of terrorism, post 9/11 traffic contraction, under-funded defined benefit pension plans and record high fuel prices.  Some airlines have been able to use the bankruptcy process to restructure and lower their operating costs, creating much more formidable competitors.  Additional items that have added pressure to airlines include the potential consolidation among legacy carriers, the Internet as a distribution system and the growth of lower-cost carriers.  The Internet allows passengers to instantaneously compare all of the network and expansion of low-cost airlines’ pricing, largely eliminating lucrative travel agent and corporate contracts, which previously resulted in higher revenue premiums to larger airlines.

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

            Associated with the FAA’s safety responsibility is its program to ensure compliance with rules regulating the transportation of hazardous materials to which we rigorously adhere.  Our employees are trained in the recognition of hazardous materials and dangerous goods through an FAA-approved training course.  Our employees who prepare our company aircraft parts for shipment are trained and certified as dangerous goods shippers.  In acting in the capacity of a shipper or carrier of hazardous materials, we must comply with applicable regulations.  The FAA enforces its hazardous material regulations by the imposition of civil penalties, which can be substantial.

            Based on conditions in the industry, or as a result of Congressional directives or statutes, the DOT and the FAA from time to time propose and adopt new regulations or amend existing regulations, such as the air service delivery regulation currently being discussed between U.S. Congress and the DOT, which may impose additional regulatory burdens and costs on us.  Imposition of new laws and regulations on air carriers could increase our cost of operation or limit our operating discretion.

            The Aviation and Transportation Security Act of 2001 (the “ATSA”) federalized substantially all aspects of civil aviation security and created the Transportation Security Administration (“TSA”) under the Department of Homeland Security.  The implementation of the requirements of the ATSA and other security laws and regulations has resulted in increased costs for airlines and passengers, as well as delays and disruptions in air travel.  The TSA has issued regulations implementing the ATSA, including a requirement that we adopt an air carrier security program.  Failure to comply with TSA rules or with our security program may result in the imposition of substantial civil penalties. All security screeners at airports are either federal employees or contractors hired directly by the TSA, and other significant elements of airline and airport security are overseen by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners.  The law mandated improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger and cargo data to the U.S. Bureau of Customs and Border Protection and enhanced airline employee background checks.

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

Employees

            Our past and continuing success depends on the ability of our employees to execute effectively, every day. As of December 31, 2007, we had over 8,000 employees, comprised of approximately 2,900 pilots and instructor pilots, 1,400 flight attendants, 1,500 customer service personnel, 1,100 mechanics and 200 other maintenance personnel, 100 dispatchers and 1,100 supervisors, management and support personnel.

            Labor costs are a significant component of airline expenses and can substantially impact our results.  While there can be no assurance that our generally good labor relations and high labor productivity will continue, a crucial component of our business strategy is the preservation of good relations with our employees, approximately 65% of whom are represented by unions.

            The following table reflects, as of December 31, 2007, our principal collective bargaining agreements and their respective amendable dates:

Employee Group	Approximate Number of Employees	Representing Union	Contract Amendable Date

Pilots and Instructors	2,900	Air Line Pilots Association, International	December 2010
Mechanics	1,000	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,400	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	100	Transport Workers Union of America	July 2009
Production Workers	100	Union of Industrial Production Workers	N/A

            Our other employees are not covered by collective bargaining agreements.

Securities Exchange Act Reports

            Our corporate website address is www.expressjet.com.  In addition to other information, the following materials on our website are free of charge:

•	our reports and other filings with the Securities and Exchange Commission ("SEC"), which are available as soon as reasonably practicable after we file them with, or furnish them to, the SEC;
•	the Corporate Governance Guidelines adopted by our board of directors establishing the general policies by which the board operates;
•	the charters of the principal standing committees of our board: Audit, Human Resources, and Nominating and Corporate Governance; and
•	the Principles of Conduct, which is our code of business conduct and ethics applicable to all of our directors and employees.

            Stockholders can print a copy of the foregoing materials from our website or may request a copy from the Secretary of the company by writing to the address on the cover of this report.

            As described in the Principles of Conduct, we have established means for our employees to report concerns of questionable accounting, auditing and other business practices to our Director of Internal Audit and to our Corporate Compliance Officer.  Our employees may report concerns through an employee hotline and the following email address: xjtinternalaudit@expressjet.com.  Persons desiring to communicate with the independent members of our board of directors may also do so through this email address.

            On May 23, 2007, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the company of the Exchange's corporate governance listing standards.  In addition, our Chief Executive Officer and Chief Financial Officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this report.

Item 1A.  Risk Factors

Factors that May Affect our Future Operating Results and Financial Condition

            Our results of operations and financial condition may vary materially from those we anticipate, estimate or project due to risks arising primarily in four key areas:

•	our ability to operate profitably outside of our contractual flying;
•	our reliance on Continental for the majority of our revenue;
•	rising costs and the highly competitive nature of the airline industry; and
•	regulation and other factors

            Our operations outside of the Continental CPA may affect our ability to operate profitably

            The aircraft transitioned last year from the Continental CPA to the Delta Prorate, ExpressJet branded flying and charter flying have been unprofitable to date.  Currently the aircraft deployed outside of capacity purchase agreements and the associated risks relate only to 22% of our fleet; however, if the Continental CPA were terminated, our fleet could be significantly reduced or these risks could extend across our entire fleet. The risks affecting our new operations include:

•	high fuel costs;
•	our ability to obtain and finance any expansion at acceptable rates of return;
•	our ability to create a profitable recognized brand;
•	the condition of the U.S. economy; and
•	competitive responses from other air carriers.

            As we continue our diversification, we need to successfully develop markets that are new for us.  The risks of entering new markets or our inability to effectively manage our costs could lead to our decision to significantly reduce our aircraft utilization, including the removal of some aircraft from service, and negatively impact our results of operations and financial condition.

      Additional competitive responses to our Branded service may make that service even more unprofitable

            The airline industry is fiercely competitive.  Barriers to entry are low, and a number of airlines have failed over the years.  Subject to the availability of space, and in some cases the right to serve certain airports, we have the right to serve most U.S. airports.  However, most airports already have some combination of legacy, regional and low-cost carriers and we cannot predict with certainty the competitive response we might face in a given market or future competitive response from current or future airlines where we currently operate.  Carriers with comparatively larger fleets and more capital have greater flexibility to increase frequencies into a market or to reduce fares.  They also enjoy established brand recognition and may have marketing alliances that we do not, which enable them to compete more effectively.

            There have been numerous mergers and acquisitions within the U.S airline industry since its deregulation in 1978, and there may be additional mergers and acquisitions in the future.  Any airline industry consolidation could substantially alter the competitive landscape and may result in changes in our business strategy.  Although the majority of our current flying is under contractual obligations and, thus, is insulated somewhat from the immediate impact of any change of control, consolidation involving legacy carriers in our industry could, in the long run, result in the reduction of capacity for network-feed services to be provided by the regional carriers, which could have a material adverse effect on us,

            We remain dependent on Continental for the majority of our revenue and cash flows

            We operate 75% of our fleet (205 aircraft) under the Continental CPA and so rely heavily on the financial and operational stability of Continental.  Although Continental has returned to profitability, the domestic airline environment in the United States continues to be extremely challenging for all carriers. For the year ended December 31, 2007, Continental reported net income of $459 million and has indicated that its own business and financial results are subject to a number of risk factors, many of which are uncontrollable, including low-cost competitors, higher fuel prices, pension liability, terrorist attacks and adverse regulatory rulings.

            We cannot predict the future impact of these factors on Continental.  Moreover, record fuel prices, changes in fare structures (most importantly in relation to business fares), booking patterns, low-cost competitor growth, customers’ direct booking on the internet, competitors emerging from bankruptcies that were able to reduce their cost structures, rumored industry consolidation and other changes in the industry cannot be predicted at this time, but could have a material adverse effect on both Continental’s and our financial condition, liquidity and results of operations.

            In the past, Airlines and Continental have been unable to agree on rates under the Continental CPA and have submitted our disagreements to binding arbitration in accordance with the agreement’s terms.  We began 2008 rate discussions with Continental last September.  The Continental CPA contemplates a November 1 deadline for setting the rates; however, the parties agreed to extend the deadline.  Although we believed that we were nearing completion of the rate setting process, Continental advised us on February 28, that if we were unable to reach agreement by March 14, they might initiate arbitration proceedings again in accordance with the provisions of the Continental CPA.  We can also initiate arbitration if we thought it necessary.  As of the date of this filing neither party has triggered arbitration and we remain hopeful that it will not be necessary.  Although we prevailed on a significant portion of our claims in 2007, we can provide no assurance that we would be as successful in a new arbitration.

            Airlines will continue to be paid under the 2007 block hour rates until 2008 rates are finalized and expects the parties’ decision (or that of the arbitration panel, if necessary) setting the revised rates to be retroactive to January 1, 2008.  If the arbitration panel were to issue a decision that is wholly or partially adverse to Airlines, then Airlines could have a significant liability to Continental for overpayments that Continental would have made since January 1, and Airlines could receive significantly smaller payments from Continental for the remainder of 2008.   The final arbitration decision could also significantly affect future payments for the remaining term of the Continental CPA.  In addition, another arbitration may be disruptive to our ongoing relationship with Continental and divert management’s attention and resources from our operations and other business activities.  One or more of these results could have a material adverse effect on our results of operations, liquidity and financial position.

            Our Continental CPA could be terminated

            Although Continental cannot reduce the aircraft we fly under the Continental CPA again prior to December 28, 2009, Continental can terminate the agreement at any time with 12-months notice.  If the agreement were terminated, our revenue from Continental would be effectively eliminated after the pertinent wind-down period and we would incur significant losses unless we were able to profitably redeploy the 205 aircraft currently being flown for Continental.  We cannot be certain that we would be able to do so or, if we did, that the alternative business would be as profitable as the Continental CPA.

            Although the Continental CPA is scheduled to terminate on December 31, 2010, in addition to its right to terminate the agreement at any time upon 12-months notice, Continental can also terminate the agreement:

•	for cause, as described in “—Continental Capacity Purchase and Other Agreements,” at any time without giving us notice or an opportunity to cure;
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

            We could lose access to our aircraft, facilities and regulatory authorizations if the Continental CPA were terminated

            We currently lease or sublease all of our aircraft from Continental. If Continental terminated the Continental CPA for cause, it would have the right to terminate our leases and subleases for aircraft covered by the agreement at the time of termination.  Additionally, if Continental’s financial condition deteriorated and it filed for bankruptcy protection, it would have the ability to reject the leases or subleases on our aircraft.  There can be no assurance that Continental will have sufficient liquidity to fund its future operations and other financial obligations, especially in the event additional adverse factors beyond its control occur, such as escalating fuel prices, terrorist attacks or adverse regulatory rulings.

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

            Conversion of our convertible notes would dilute the ownership interest of existing stockholders

            On August 1, 2008, holders of our outstanding $134.7 million aggregate principal amount 4.25% convertible notes due 2023 may require us to repurchase their notes.  We may pay the repurchase price in cash or in stock.  The conversion of some or all of our senior convertible notes would dilute the ownership interests of existing stockholders.  Any sales in the public market of the common stock issuable upon conversion of the notes could adversely affect prevailing market prices of our common stock.  In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could further depress the price of our common stock.

            We may not be successful in retaining qualified personnel to maintain the current level of customer service and reliability and to execute our diversification plans

            Labor cost constitute a significant percentage of our total operating costs and wage rates, in general, are increasing.  Because of this, our employees may elect to seek other employment opportunities, thereby increasing our recruiting and training costs.  We cannot guarantee that we will be able to continue to find qualified personnel to fill our vacancies.  As our workforce matures, we may not be able to cover the resulting higher wage rates if competition or other conditions do not permit us to achieve sufficient revenues.  Approximately 65% of our employees are covered by collective bargaining agreements.  Deterioration in our labor relationships could significantly impact our operations and results.

            We may be responsible for additional taxes as a result of our tax agreement with Continental

            We have a tax agreement with Continental that provides, among other things, for our payment to Continental of all or a significant portion of the tax benefits we realize as a result of an internal reorganization done prior to our initial public offering in 2002.  Since that time, we have made net payments of approximately $123.4 million to Continental under the agreement and could pay Continental as much as an additional $234.6 million through 2017.  See Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8” for a detailed discussion of our income taxes and the tax agreement.  If it were determined, as a result of an income tax audit or examination, that a significant amount of these tax benefits should not have been available, thus requiring us to pay additional taxes, interest and penalties to one or more tax authorities, and if at that time Continental were unable to indemnify us for these amounts as contemplated in the tax agreement, then we could be responsible for such tax payments, interest and penalties.

            We may be unable to obtain all of the parts or related support services we expect from Embraer to operate our aircraft

            We operate a single fleet type produced by a single manufacturer; consequently, our operations could be materially adversely affected by:

•	Embraer’s inability to provide sufficient parts or related support services on a timely basis-- especially in light of its announcement to cease the production of our current fleet type;
•	the issuance of FAA directives restricting or prohibiting the use of Embraer regional jets or parts;
•	unscheduled or unanticipated maintenance requirements; or
•	force majeure events that prevent Embraer from performing under the lease agreement.

Conversely, if we choose to operate another aircraft type in the future, for a time we will not have the maintenance expertise we have acquired with our current fleet, training costs would increase, and parts and inventory costs would rise.

            Maintenance costs will likely increase as the average age of our fleet increases

            Similar to other air carriers in our industry, as the average age of our fleet increases, our aircraft maintenance costs will likely increase.  We emphasize routine maintenance in addition to the inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our maintenance facilities and satellite stations located throughout the Midwest and Eastern parts of the United States.

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

            Reductions in insurance coverage or increases in rates could adversely impact our operations and financial results

            The terrorist attacks of 2001 led to a significant increase in insurance premiums, as well as a decrease in the coverage available to commercial air carriers. We carry insurance for public liability, passenger liability, property damage and damage to our aircraft.  The Homeland Security Act of 2002 currently requires the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial air carriers through August 31, 2008.  If any of our insurance programs terminated, the Company would likely face a material increase in the cost of war-risk insurance.

            Our cost structure may not be competitive with some of our competitors

            Because we do not control our own flight schedule under the Continental CPA, only 40% of these costs are controlled by us.  All other costs are driven by the flight schedule determined by Continental, Continental’s own cost structure or factors that are outside our control, or in some instances even Continental’s control (such as aircraft rent, fuel, insurance, property taxes, etc.).  As a significant portion of our costs are allocated and/or inherited from Continental, we may not be able to restructure our costs effectively to compete with low-cost or other carriers.

            Our business is subject to extensive government regulation and we may incur additional costs to comply with such regulations

            Our business is subject to extensive government regulation.  As evidenced by the enactment of the ATSA, airlines are subject to extensive regulatory and legal compliance requirements that can or may result in significant costs.  The FAA and other governmental agencies such as the EPA from time to time issue directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures.  Some requirements cover, among other things, security measures, collision avoidance systems, potable water standards, noise abatement and other environmental matters, commuter aircraft safety and increased inspections and maintenance procedures conducted on older aircraft.

            We expect to continue incurring expenses to comply with these regulations.  In addition, if any of these regulations caused us to cancel flights, the resulting reduction in our revenue from performance penalties would not be taken into account in any reconciliation payment made under the Continental CPA to maintain our operating margin within a specified range.

            Additional laws, regulations, taxes and airport rates and charges are proposed from time to time that could significantly increase the cost of airline operations or reduce revenue.  Such laws, taxes and regulations have affected all facets of our operations from security at airports, restrictions on landing, take-off, routes, restrictions on international routes (which can change suddenly depending on the current arrangements between the United States and the foreign governments), and increases in landing fees and other airport facility charges.  We cannot be certain that current laws or regulations, or laws or regulations enacted in the future, will not adversely affect us.

            We may be adversely affected by factors beyond our control, including weather conditions and the availability and cost of fuel

            Generally, revenue for airlines depends on the number of passengers carried, the fare paid by each passenger and service factors, such as timeliness of departure and arrival.  During periods of fog, icy conditions, storms, hurricanes or other adverse weather conditions, flights may be cancelled or significantly delayed.  Under the Continental CPA, we are substantially protected against cancellations due to weather or air traffic control restrictions.  However, when we operate our aircraft for other airlines, we may not be, and when operating under our own brand, we are not, protected against weather or air traffic control cancellations, which could adversely affect our operating results and our financial condition.

            Additionally, in operating our aircraft for other airlines we may be, and in Branded Flying we are, exposed to the volatility of fuel prices.  Both the cost and availability of fuel are subject to various economic and political factors and events occurring throughout the world.  Significant changes or extended periods of high fuel cost or fuel supply disruptions would materially affect our operating results.  Our ability to pass on increased fuel costs through fare increases is limited by several factors, including economic and competitive conditions.  Additionally, under the Continental CPA, if the unavailability of fuel caused us to cancel flights, our incentive revenue would be reduced.  The cost and availability of adequate supplies of fuel could have a material adverse effect on our operating results and our financial condition in the future.

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

            Our reliance on third-party service providers could adversely affect our operations if they failed to perform their functions

            Our reliance upon others to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including ticketing distribution, fuel supply and delivery, aircraft maintenance, services and ground facilities, and expect to enter into additional similar agreements in the future. These agreements are subject to termination for various reasons.  Any material problems with the efficiency and timeliness of our automated or contract services could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

            We do not have any unresolved comments from the SEC’s staff as of the date of this filing.

Item 2.  Properties

Flight Equipment

            As shown in the following table, our operating fleet consisted of 274 regional jets at December 31, 2007.

Type	Total Leased Aircraft	Options	Seats in Standard Configuration

ERJ-145XR	104	75	50
ERJ-145	140	—	50
ERJ-135	30	—	37

Total	274	75

            All 274 aircraft were placed into service prior to 2007.  Our options for the 75 ERJ-145XR aircraft may be exercised for some other types of aircraft within the ERJ-145 Family.  Our next option exercise date is August 1, 2008.  If we do not exercise or extend our option as of this date, 25 options will expire.  During 2005, Continental declined the right to include any of our option aircraft in the Continental CPA; consequently, Continental is not required to participate in the financing for any option aircraft that we acquire.

Facilities

            Airports

            We lease all of our airport facilities either directly with the airport authorities or in some cases, through arrangements with Continental, on a net-rental basis.  Our largest operational centers are at Houston’s George Bush Intercontinental Airport, which is approximately 155,000 square feet, with 31 gates in Terminal B, Cleveland’s Hopkins International Airport, of which we have approximately 106,000 square feet and 12 gates in Terminal D as well as numerous jetways and gates at Continental’s Terminal C, and Newark Liberty International Airport, where we operate out of Continental’s Terminal C2 with up to 24 passenger loading bridges.  As of December 31, 2007, we have leased approximately 14,000 square feet of terminal space including three gates at LA/Ontario International airport as well as approximately 115,000 square feet of terminal space including approximately 25 gates at an additional 24 airports throughout our ExpressJet branded network.

            Corporate Offices and Other

            Our Houston headquarters building is comprised of executive, administrative and operations control departments, occupying approximately 42,000 square feet.  ExpressJet also occupies a second building that consists of 18,000 square feet for executive and administrative staff, as well as 50,000 square feet of production and warehouse space for our InTech subsidiary for use in its aircraft refurbishment business.  The two facilities are leased directly by us.  Additionally, we lease a 57,000 square foot training center containing numerous simulators, training devices and corresponding training and administrative staff.

            Maintenance Facilities

            In addition to our airport passenger facilities, ExpressJet currently maintains seven major maintenance facilities (hangars/shops) in Houston, Cleveland, Newark, Knoxville, Shreveport, Ontario and Richmond as well as ten satellite line maintenance facilities in other cities.  Continental is the primary sublessor for these facilities with the exception of the Ontario hanger and shop and satellite maintenance station facilities located in Austin, Los Angeles, San Diego, San Antonio, Sacramento and Lake Charles.  ExpressJet has two other maintenance facilities, a Miami maintenance shop and the Saltillo aircraft painting facility, each of which we own.  The facility in Miami consists of approximately 74,000 square feet which we lease to American Composites for use in its aircraft repair and maintenance business.  The operation in Saltillo, Mexico is an aircraft painting facility that consists of approximately 96,000 square feet of hangar space and 3,000 square feet of administrative space.  We lease this facility to our partner Saltillo for use in its aircraft painting business.

            We are responsible for maintenance, taxes, insurance and other facility-related expenses and services at these facilities.  In addition, at each of Continental's three domestic hubs and many other locations, our passenger and baggage handling space is provided by Continental on varying terms dependent on the prevailing practice at each airport.  If the Continental CPA were terminated, we might be required to vacate the terminal facilities (or all facilities if the termination resulted from our material breach of the agreement) that are subleased to us by Continental, and to use commercially reasonable efforts to transfer to Continental or its designee any lease in our name.  See Item 1. "Business – Continental Capacity Purchase and Other Agreements - Airport Facilities, Slots and Route Authorities."  For a period of five years following the termination of the Continental CPA, if we wanted to transfer our interests in any of our facilities used to fulfill our obligations under the agreement, Continental would need to consent to the transfer (where Continental is the sublessor) and has a right of first refusal to acquire our interests in those facilities that we lease from parties other than Continental.

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

Continental CPA Arbitration

            We began 2008 rate discussions with Continental last September.  The Continental CPA contemplates a November 1 deadline for setting the rates; however, the parties agreed to extend the deadline.  Although we believed that we were nearing completion of the rate setting process, Continental advised us on February 28, that if we were unable to reach agreement by March 14, they might initiate arbitration proceedings again in accordance with the provisions of the Continental CPA.  We can also initiate arbitration if we think it necessary.  As of the date of this filing neither party has triggered arbitration and we remain hopeful that it will not be necessary.  Continental also advised us that it believes that it overpaid Airlines by $6 million in 2007 and $2.1 million in 2006.  We believe that if we were required to arbitrate these matters we would prevail.  However, we may not be successful in resolving these disputes without reducing our 2008 income.  We cannot currently predict the timing or the resolution of these matters.  Although we are hopeful that we can agree on rates and resolve Continental’s other claims without arbitration, there can be no assurance that we will be successful in doing so.

            If we are required to arbitrate, each party will select one arbitrator, and those two arbitrators will select the third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that will likely result in a hearing and the issuance of a final decision by late in the second or early in the third quarter of 2008.  ExpressJet will continue to be paid under the 2007 block hour rates during the arbitration process and expects the decision setting the revised rates to be retroactive to January 1, 2008.  If we are required to arbitrate, we do not intend to issue any reports on the progress of the arbitration until the panel issues its final decision.  We cannot predict the outcome of any arbitration.  If decided adversely to us, the arbitration could have a material adverse effect on our results of operations, liquidity and financial position.  See Item 1A. “Risk Factors.”

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

            Our common stock trades on the New York Stock Exchange under the symbol “XJT”.  The table below shows the high and low sales prices for our common stock as reported on the Exchange’s composite tape for the periods indicated.

	Common Stock

	High	Low

2007
First Quarter	$9.61	$5.78
Second Quarter	$6.63	$5.61
Third Quarter	$6.45	$3.03
Fourth Quarter	$3.72	$2.30

2006
First Quarter	$8.52	$6.70
Second Quarter	$7.55	$5.01
Third Quarter	$7.40	$5.96
Fourth Quarter	$8.97	$6.36

            As of March 10, 2008, there were approximately 150 holders of record and approximately 5,000 beneficial holders of our common stock.

            We have not paid any cash dividends on our common stock and have no current intention of doing so.

Performance Graph

            The following graph compares the cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) of the American Stock Exchange Airline Industry Index, the Russell 2000 Index and the New York Stock Exchange Composite Index as if $100 were invested in our common stock and each of those indices on April 18, 2002.

210
190
170
150
130
110
90
70
50
30
10
12/31/2002
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
ExpressJet Holdings, Inc.
American Stock Exchange Airline Industry Index
Russell 2000 Index
New York Stock Exchange Composite Index

	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07

ExpressJet Holdings, Inc.	$100.00	$146.34	$125.66	$78.93	$79.02	$24.20
American Stock Exchange Airline Industry Index	100.00	158.21	154.89	140.32	150.27	88.42
Russell 2000 Index	100.00	145.37	170.08	175.73	205.61	199.96
New York Stock Exchange Composite Index	100.00	128.81	145.00	155.08	182.78	194.81

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

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)(3)

October 1 to October 31, 2007	—	$—	400,000	$23.0
November 1 to November 30, 2007	1,193	$2.70	1,999,200	$17.1
December 1 to December 31, 2007	238	$2.60	305,315	$16.3

Total	1,431	$2.68	2,704,515	13.9	(4)

(1)	Shares shown were withheld to satisfy individual employee tax obligations arising upon the vesting of restricted stock awards and do not count against our securities repurchase program.
(2)	Amounts shown relate to shares of our common stock repurchased within our board approved securities repurchase program.
(3)	Amounts shown reflect the remaining balance available for repurchases of our common stock within our board approved securities repurchase program.
(4)	Amounts shown reflect repurchases of our common stock and our 4.25% convertible notes included within our board approved securities repurchase program.

            In February 2006, our board of directors authorized the inclusion of our 4.25% convertible notes due 2023 within the $30 million securities repurchase program.  We did not make any purchases of stock or notes under this program during 2006.  During 2007, we purchased 2.7 million shares of our common stock and $2.5 million of our 4.25% convertible notes ending the year with $13.9 million within the program for additional purchases.  In January 2008, we purchased an additional 295,970 shares of our common stock and $3.5 million of our 4.25% convertible notes leaving a current balance of $9.7 million within the program for additional purchases.

Item 6.  Selected Financial Data

            This selected financial data should be read together with the consolidated financial statements and related notes and Item 7.  “Management’s Discussions and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

            Our primary business is flying 274 aircraft for various customers.  During 2007, we diversified our business from flying solely for one corporate customer to flying for several, including the general public under our own brand.  Prior to 2007, we derived substantially all of our revenues from our Continental Express operations.

            The following selected financial data, excluding operating statistics, have been derived from our audited financial statements.  The financial information included in this report is not necessarily indicative of our future results of operations, financial position and cash flows.  For a discussion of some of the key factors that could have an adverse effect on our results of operations, financial position and cash flows, please refer to Item 1A. “Risk Factors" beginning on page 20 of this report.

	Year Ended December 31,

	2007	2006	2005	2004	2003

	(In thousands, except per share data)
Statement of Operations Data:
Operating revenue (2)	$1,685,545	$1,682,156	$1,562,818	$1,507,524	$1,311,443
Operating expenses (2)	1,792,416	1,541,085	1,406,275	1,302,097	1,129,466
Operating income / (loss)	(106,871)	141,071	156,543	205,427	181,977
Nonoperating income (expense), net	(1)	5,385	(2,309)	(7,423)	(6,774)
Net income / (loss)	(70,248)	92,565	97,993	122,771	108,181
Basic earnings / (loss) per share (1)	(1.31)	1.72	1.81	2.26	1.80
Diluted earnings / (loss) per share (1)	(1.31)	1.56	1.65	2.04	1.74
Dividends	—	—	—	—	—
Weighted average number of shares used in computations:
Basic	53,693	53,864	54,117	54,220	60,026
Diluted	53,693	61,529	61,722	61,779	63,062

(1)

See Item 8.  “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies – (q) Earnings / (Loss) per Share” for the reconciliation of the numerator and denominator of basic earnings per share to the numerator and denominator of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005.  In addition, we adopted the Emerging Issues Task Force Issue No. 04-08 – “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”) on December 15, 2004.  As a result, we restated our diluted earnings per share for all periods in which the convertible notes were outstanding (since August 2003).

(2)

Our operating revenue and operating expenses for 2007 and 2006 include reclassifications between operating expense line items and between operating revenue and operating expenses.  These reclassifications were not material to previous years.

	As of December 31,

	2007	2006	2005	2004	2003

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$214,279	$302,860	$236,503	$215,151	$193,092
Amounts due from Continental, net	—	—	4,832	—	—
Total assets	597,608	637,029	560,270	543,244	510,171
Amounts due to Continental, net	4,726	3,522	—	11,239	5,588
Note payable to Continental	—	—	17,545	98,804	193,172
Other long-term debt and capital lease obligations, including current maturities (1)	147,698	152,721	154,305	161,012	163,623
Stockholders' equity (deficit)	232,440	304,314	208,510	114,044	(10,287)

(1)

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

	Year Ended December 31,

	2007	2006	2005	2004	2003

Operating Statistics:
Revenue passenger miles (millions) (1)	10,071	10,297	8,938	7,417	5,769
Available seat miles (millions) (2)	13,575	13,200	11,973	10,410	8,425
Passenger load factor (3)	74.2%	78.0%	74.7%	71.3%	68.5%
Operating cost per available seat mile (cents) (4)	13.20	11.67	11.75	12.51	13.41
Block hours (5)	916,756	916,718	827,369	729,698	593,387
Operating cost per block hour (dollars) (6)	1,956	1,681	1,700	1,784	1,903
Departures	489,489	491,598	449,928	405,055	353,547
Average price per gallon of fuel, including fuel taxes (cents) (7)	100.00	71.20	71.20	71.20	71.04
Fuel gallons consumed (millions)	323.2	319.1	295.5	262.8	215.8
Average length of aircraft flight (miles)	569	549	545	528	491
Average daily utilization of each aircraft (hours) (8)	9.17	9.24	8.87	8.51	7.79
Completion factor	97.6%	97.9%	97.7%	98.4%	98.2%
Revenue passengers (thousands)	17,365	18,173	16,076	13,659	11,373
Actual aircraft in fleet at end of period	274	274	266	245	224

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)	Operating cost per available seat mile is operating costs divided by available seat miles.
(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Operating cost per block hour is operating costs divided by block hours.
(7)

Under our fuel purchase agreement with Continental, fuel and fuel tax expense were reconciled to the lower of the actual costs or the agreed-upon caps.  Since 2003, our caps on fuel and fuel taxes, for aircraft operating under the Continental CPA, have been 66.0 cents and 5.2 cents per gallon, respectively.  In 2007, our fuel activity included purchases to support our various business platforms outside of the Continental CPA.  These purchases were executed through an agreement with an independent third party at an average price per gallon of $2.43, which represents 16.7% of our total fuel consumption for 2007.

(8)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information contained in this section has been derived from, is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.  This section contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those described in Item 1A.  “Risk Factors”.

Overview

            The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our operations and our current business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. This overview summarizes MD&A, which includes the following sections:

•	Our Business — a general description of our business, including our business segments; our objective; our areas of focus; and challenges and risks of our business.
•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.
•	Operations Review — an analysis of our consolidated results of operations, including appropriate segment disclosures, for the three years presented in our consolidated financial statements.
•

Liquidity, Capital Resources and Financial Position — an analysis of cash flows; off–balance sheet arrangements and aggregate contractual obligations; an overview of financial position; and the impact of inflation and changing prices.

Our Business

            General

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to below as “Airlines” and, together with Holdings, as “ExpressJet”, “we” or “us”).  Airlines currently operates a fleet of 274 aircraft.  As of December 31, 2007, we provided the following services:

            Contract Flying

•	205 aircraft for Continental Airlines (“Continental”) as Continental Express pursuant to a capacity purchase agreement (the “Continental CPA”);
•	10 aircraft for Delta Air Lines (“Delta”) as Delta Connection pursuant to a capacity purchase agreement (the “Delta CPA”);
•	9 aircraft in our Corporate Aviation division, which is dedicated to charter contracts and ad-hoc charter arrangements.

            Branded Flying

•	39 aircraft under our ExpressJet brand; and
•	11 aircraft for Delta pursuant to a prorate revenue agreement (the “Delta Prorate”), under which we share passenger revenue risk and incur pricing, scheduling and revenue management costs

            Aviation Services includes our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as ExpressJet Services, LLC (“Services”), our wholly owned repair and overhaul subsidiary.  During the first half of 2007, we rebranded American Composites, LLC (“American Composites”) and InTech Aerospace Services, LP (“InTech”), our wholly owned subsidiaries, and Saltillo Jet Center (“Saltillo”), a majority-owned subsidiary, under the name ExpressJet Services.  These entities provide composite, sheet metal, paint, interior (including seat refurbishment) and thrust reverser repairs throughout our five facilities in the United States and Mexico.  Revenues are earned and recognized when we complete various jobs and bill our customers for the products and/or services delivered.

            Our primary business is flying 274 aircraft for various customers.  During 2007, we diversified our business from flying solely for one corporate customer to flying for several, including the general public on our own brand.  Prior to 2007, we derived substantially all of our revenues from our Continental Express operations.  In 2007, we continued developing our Services subsidiary and Saltillo.  In each of these areas, we believe that our operational excellence and our commitment to customer service are our greatest strengths

            Our Objective

            Our goal is to use our assets and capabilities, including reliable operation performance, brand, financial strength, distribution system, and a strong commitment by our management and employees to achieve long-term sustainable growth. Our plans for sustainable growth include the following:

•	Being a great place to work where people are encouraged to achieve their best performance.
•	Delivering the best products and services to a diversified base of customers.
•	Establishing a winning network of partners and develop ways to expand these relationships.
•	Maximizing the return to our stockholders while being mindful of our overall responsibilities to all stakeholders.

            Contract Flying

            Continental

            Our relationship with Continental remains crucial to our success since 75% of our fleet continues to support Continental’s network.  We believe the service we provide Continental has been effective in helping Continental to fully develop its route network and gain recognition as a premier service provider.  We provide Continental seamless service to approximately 150 markets in the U.S., Mexico, Canada and the Caribbean.  We believe our operations will continue to meet all of Continental’s reliability measurements, and we expect our results of operations to generate steady operating income, as long as the current Continental CPA remains unchanged.

            The Continental CPA is scheduled to expire on December 31, 2010.  At its sole election, Continental can extend the term of our agreement for up to four additional five-year terms through December 31, 2030 upon written notice delivered at least 24 months prior to the expiration of the initial term.  Continental’s first option to extend must be delivered to us by December 31, 2008.  In addition, Continental can cancel the Continental CPA at any time, upon providing 12-months notice.  At this time, we have no indication whether Continental will elect to cancel or extend the agreement; consequently, we will continue to evaluate the alternatives provided to us within the provisions of the Continental CPA.

            We began 2008 rate discussions with Continental last September.  The Continental CPA contemplates a November 1 deadline for setting the rates; however, the parties agreed to extend the deadline.  Although we believed that we were nearing completion of the rate setting process, Continental advised us on February 28, that if we were unable to reach agreement by March 14, they might initiate arbitration proceedings again in accordance with the provisions of the Continental CPA.  We can also initiate arbitration if we think it necessary.  As of the date of this filing neither party has triggered arbitration and we remain hopeful that it will not be necessary.  Continental also advised us that it believes that it overpaid Airlines by $6 million in 2007 and $2.1 million in 2006.  We believe that if we were required to arbitrate these matters we would prevail.  However, we may not be successful in resolving these disputes without reducing our 2008 income.  We cannot currently predict the timing or the resolution of these matters.  Although we are hopeful that we can agree on rates and resolve Continental’s other claims without arbitration, there can be no assurance that we will be successful in doing so.

            If we are required to arbitrate, each party will select one arbitrator, and those two arbitrators will select the third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that will likely result in a hearing and the issuance of a final decision by late in the second or early in the third quarter of 2008.  ExpressJet will continue to be paid under the 2007 block hour rates during the arbitration process and expects the decision setting the revised rates to be retroactive to January 1, 2008.

            Delta

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

            Under the Delta CPA, Airlines receives a base rate for each completed block hour and departure and is reimbursed for certain pass-through costs, such as fuel expenses and certain airport costs.  Airlines has the ability to earn monthly and semi-annual incentive payments for exceeding completion and on-time benchmarks (referred to as monthly incentives) and a high completion factor, high Department of Transportation (“DOT”) rankings for on-time arrivals and customer satisfaction (referred to as semi-annual incentives).  For the year ended December 31, 2007, we met all of our monthly incentive metrics with the exception of the on-time benchmark in August and November.  Of the three semi-annual incentive metrics for on-time, customer service, and completion, we met only two of these metrics in 2007.  We anticipate that we will continue to meet a majority of these incentives at the measurement dates, and we expect our results of operation under the Delta CPA to generate steady operating income for the term of this agreement.

            Corporate Aviation

            Our Corporate Aviation (charter) division currently operates nine aircraft, providing distinctive travel solutions for corporations, aircraft brokers, hospitality companies, sports teams, schools and others, including short-term flying solutions for other carriers, such as JetBlue Airways (“JetBlue”) during March and April 2007 and Frontier Airlines (“Frontier”) during November and December 2007.  As with our branded aircraft, our charter aircraft are configured with 50 redesigned seats for enhanced passenger comfort, and each seat includes complimentary XM Satellite Radio with over 100 channels of audio entertainment.  Customized flight service options give customers an opportunity to create a unique flight experience.  Based on recent trends, we anticipate that contractual flying will be most consistent during the period from October through April.  For the summer months, we experience more ad-hoc charter flying.  We continue to seek longer-term contracts instead of those lasting from one-to-six months that we currently have in place and to generate steady operating income from these operations.

            Branded Flying

            ExpressJet Brand

            We provide scheduled air service to 25 cities in the United States with approximately 200 daily departures, utilizing 39 of our aircraft, under our Branded Flying operation.  Customers can access our reservation system through our consumer website, www.xjet.com, reservations call center and all four major global distribution systems.  Being a part of the global computer reservation systems allows travel agents and online distributors, such as Expedia, Orbitz, Travelocity and Cheaptickets.com the visibility to see and sell our tickets.

            Delta Prorate

            On July 1, 2007, Airlines began scheduled air service with eight aircraft under the Delta Prorate.  At this time, we are responsible under this arrangement for scheduling, pricing, revenue management, as well as the operation and maintenance of the aircraft, and earn a prorated portion of the fare plus an incentive for passengers connecting onto Delta's network.  In December 2007, we transitioned three additional aircraft from our ExpressJet brand flying for a total of 11 aircraft under this arrangement.  As Airlines is party to both the Delta CPA and the Delta Prorate, our relationship with Delta is important as we continue to establish our network of corporate customers.

            We have not yet been profitable in our Branded Flying operation and do not anticipate that we will be profitable in 2008 as we continue to establish our ExpressJet brand.  We continue to evaluate and modify our schedules, promotions and marketing programs to establish our brand and shift our traffic mix from heavily leisure to more business/corporate travel and minimize our exposure during seasonal peaks and valleys.  We continue to enhance our infrastructure to facilitate timely information and permit us to make better tactical decisions and mitigate our losses in underperforming markets.

            Aviation Services

            Aviation Services includes our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as Services, our wholly owned repair and overhaul subsidiary.  During the first half of 2007, we rebranded American Composites, InTech and Saltillo, under the Services name, which provides third-party maintenance for interior and exterior work on aircraft.  We will continue to leverage our operation expertise developed from this business segment to cost-effectively operate our 274 aircraft for our current customers and attract potential customers.

            Our 2008 Outlook

            General

            Many factors could materially affect our results of operations; 2008 will be a challenging year for us.  Among the most significant factors outside our control are economic conditions, possible industry consolidation and, to some extent, fuel costs within our Branded Flying segment.

            Many economists believe the U.S. economy is in a recession.  The airline industry is highly cyclical, and the growth in demand for air travel is correlated to the growth in the U.S. and global economies.  An economic recession could have an adverse effect on our results of operations and financial condition.

            Recent media reports have indicated that various U.S. legacy carriers are considering consolidation.  As a regional service provider for legacy carriers, our preference is to continue in long-term capacity arrangements, but the outcome of industry consolidations could adversely affect our competitive position.

            In 2008, our focus is primarily on factors within our control, including:

•	working with Continental to set the appropriate rates pursuant to the Continental CPA
•	discussing changes to the Continental CPA to enhance our long-term working relationship;
•	developing our relationship with Delta as we continue to expand both contract and prorate flying;
•	negotiating additional longer-term contracts for our corporate charters;
•	adjusting our Branded Flying as necessary to respond to external cost factors, such as fuel, economic downturns and distribution costs; and
•	controlling our internal costs, such as crew and outside services costs

            Our relationship with Continental remains crucial to our success since 75% of our fleet continues to support Continental’s network.  We began 2008 rate discussions with Continental last September, with no resolution.  Continental advised us on February 28, that if we were unable to reach agreement by March 14, they may initiate arbitration proceedings again in accordance with the provisions of the Continental CPA.  We would also be able to initiate arbitration after March 14 if we thought it necessary.  As of the date of this filing neither party has triggered arbitration and we remain hopeful that it will not be necessary.  The Continental CPA sets forth procedures and a schedule that would likely result in a hearing and the issuance of a final decision by late second or early third quarter of 2008 if we were required to arbitrate.  ExpressJet would continue to be paid under the 2007 block hour rates during the arbitration and would expect the decision setting revised rates to be retroactive to January 1, 2008.  The outcome of our 2008 rate setting process is uncertain and may adversely impact our results and cash flows from operations if we are unable to negotiate reasonable terms with Continental.

            We expect our Branded Flying to incur a significant loss for the full year 2008 as we commence its second year of flying in April 2008 and continue to establish our brand, refine our reservations and marketing, adjust our schedule appropriately, seek to increase our market share (or stimulate demand) and manage our yields.  However, absent a combination of adverse factors outside of our control, such as a significant further deterioration of the U.S. economy, Continental’s inability to pay us pursuant to the terms of the existing capacity purchase agreement, further material increases in the cost of fuel, or industry consolidation, which could result in the formation of one or more airlines with greater financial resources than ours to compete more fiercely in the markets we operate, we believe that our Contract Flying will generate sufficient operating income to offset a significant portion of any loss, subject to the  considerations set forth below.

            As of December 31, 2007, we held $189 million in unrestricted cash and cash equivalents.  In early 2008, we invested approximately $65 million in auction rate securities (“ARS”) which are primarily backed by student loans that are guaranteed by the U.S. government and have AAA long-term ratings from Moody’s and Standard & Poor’s.  For a detailed list of our ARS, please see Exhibit 10.19.  The securities are held at Citigroup Global Markets, Inc., Banc of America Securities, LLC and Royal Bank of Canada Capital Markets.  While the contractual maturities of the underlying securities within these ARS fall in years maturing after 2015, each security has a reset period of either seven or 28 days.  Beginning February 11, 2008, auctions for these securities were not successful, resulting in our continuing to hold them and the issuers paying interest at the maximum contractual rate.  At this time, we have ceased purchasing additional ARS and have a standing sell order for our current ARS portfolio.  However, continued unsuccessful auctions could result in our holding our current ARS beyond their next scheduled auction reset dates, thereby limiting their short-term liquidity.  If liquidating these investments becomes necessary, we have received a level of commitment to borrow against some of our current ARS portfolio.

            We have significant financial obligations due in 2008.  We can satisfy the largest of these obligations, our convertible notes, with either cash, shares of our common stock, or a combination thereof.  For risks associated with settling the obligation in common stock, please refer to Item 1A, “Risk Factors”.  In addition, we are evaluating our options for meeting these obligations, including the possibility of a secured financing transaction permitting us to pay a substantial portion of the convertible notes in cash while maintaining a healthy cash balance and avoiding the dilution to equity that would result from a stock settlement of the convertible notes.  However, as our options to satisfy the convertible notes, as described above, depend on several factors outside of our control, we are also continuing to evaluate additional steps within our control that we could take if our ability to meet our obligations were limited.  These include, individually or in combination if required:

•	reducing capital expenditures to only those required by law or operational necessities;
•	borrowing against or liquidating our ARS holdings, including at a discount if necessary;
•	selling assets, tangible or intangible, or subleasing the aircraft we lease from Continental;
•	transferring some or all of the aircraft currently dedicated to our ExpressJet brand flying to other operations, or grounding them entirely if circumstances so required.

            We believe that our existing liquidity, projected 2008 cash flows, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2008. However, as noted above, factors outside our control may dictate that we alter our current plans and expectations.

            Contract Flying

            Continental.  Since 2005, Continental has proposed a number of amendments to the Continental CPA, which would have, among other things, significantly reduced the amount Continental pays us for the regional airline service we provide and would have dramatically reduced our rights to the aircraft.  We negotiated with Continental to try to reach an agreeable compromise.  Our board of directors, which typically meets five times a year, held 12 meetings in 2005, six of which were special meetings to consider Continental’s proposals and to formulate counterproposals.  Based on their evaluations, including the analysis of independent financial advisers, the board determined that the rates proposed by Continental would not be in the best interest of our stockholders and declined Continental’s proposals.  We made counterproposals that we believed addressed Continental’s concerns, but were fair to our stockholders as well.  However, to date, we have not been able to reach a long-term agreement.  Additionally, we were unable to agree on the 2007 rates and, in accordance with the terms of the Continental CPA, submitted our dispute to binding arbitration.  The arbitration panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced by only $14.2 million in the aggregate (or less than 1.0% of total Continental CPA operating revenue), which included the 10% target operating margin.  We recorded our Continental CPA revenue based on the final rates determined by the arbitration panel.

            Further, the Continental CPA is scheduled to expire on December 31, 2010.  At its sole election, Continental can extend the term of our agreement for up to four additional five-year terms through December 31, 2030 upon written notice delivered at least 24 months prior to the expiration of the initial term.  Continental’s first option to extend must be delivered to us by December 31, 2008.  In addition, Continental can cancel the Continental CPA at any time, upon providing 12-months notice.  At this time, we have no indication whether Continental will elect to cancel or extend the agreement; consequently, we will continue to evaluate the alternatives provided to us within the provisions of the Continental CPA.

            We began 2008 rate discussions with Continental last September.  The Continental CPA contemplates a November 1 deadline for setting the rates; however, the parties agreed to extend the deadline.  Although we believed that we were nearing completion of the rate setting process, Continental advised us on February 28, that if we were unable to reach agreement by March 14, they might initiate arbitration proceedings again in accordance with the provisions of the Continental CPA.  We can also initiate arbitration if we think it necessary.  As of the date of this filing neither party has triggered arbitration and we remain hopeful that it will not be necessary.  Continental also advised us that it believes that it overpaid Airlines by $6 million in 2007 and $2.1 million in 2006.  We believe that if we were required to arbitrate these matters we would prevail.  However, we may not be successful in resolving these disputes without reducing our 2008 income.  We cannot currently predict the timing or the resolution of these matters.  Although we are hopeful that we can agree on rates and resolve Continental’s other claims without arbitration, there can be no assurance that we will be successful in doing so.

            If we are required to arbitrate, each party will select one arbitrator, and those two arbitrators will select the third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that will likely result in a hearing and the issuance of a final decision by late in the second or early in the third quarter of 2008.  ExpressJet will continue to be paid under the 2007 block hour rates during the arbitration process and expects the decision setting the revised rates to be retroactive to January 1, 2008.

            Delta.  Airlines currently operates 10 aircraft as Delta Connection pursuant to the Delta CPA, which began June 1, 2007.  The agreement has a two-year term and is subject to two one-year extensions at Delta’s option.  Delta is responsible for scheduling, marketing, pricing and revenue management on the aircraft and collects all passenger revenue.  Airlines operates, maintains and finances the aircraft.  Although we do not anticipate expanding our services to Delta under a capacity purchase agreement at this time, our focus is for Delta to automatically renew its extensions as available and to expand with us through our prorate flying or through other marketing alliances, such as sharing in frequent flyer programs.

            Corporate Aviation.  Our goal for 2008 is to expand our Corporate Aviation (charter) division.  We will continue to evaluate various corporate shuttle opportunities, including seasonal flying for other air carriers during high-demand periods to complement our current contracts.  Our current contracts are the most consistent during the period from October through April, and generate steady operating income throughout the year.  Additionally, we continue to seek longer-term contracts instead of those lasting from one to six months that we currently have in place to enhance consistency in aircraft and crew planning and to maximize our operational efficiency.

            Branded Flying

            ExpressJet Brand.  We have not yet been profitable in our Branded Flying operation and do not anticipate that we will be profitable in 2008 as we continue to establish our ExpressJet brand.  We continue to evaluate and modify our schedules, promotions and marketing programs to establish our brand and shift our traffic mix from heavily leisure to more business/corporate travel and minimize our exposure during seasonal peaks and valleys.  We continue to enhance our infrastructure to facilitate timely information and permit us to make better tactical decisions and mitigate our losses in underperforming markets.

            We believe that the flexibility of our business platforms will enable us to sustain our liquidity and meet our financial obligations through 2008.  However, if sufficient losses occurred in the Branded Flying segment we could remove from service a portion or all of the aircraft employed in this segment in 2008.  Our April 2008 schedule for ExpressJet Brand flying was adjusted in February 2008 in response to industry challenges and high fuel costs.  In addition to eliminating routes with weak demand, we plan to decrease aircraft utilization from 11 hours per day to 9 hours per day.  Total daily departures will decrease from 200 to 172 and overall capacity will be reduced approximately 11% from the capacity originally planned for 2008.  We believe these changes will increase yields on the remaining capacity in the remaining markets such that it will exceed the impact of the planned capacity reductions.

            Delta Prorate.  We have not yet been profitable in this operation and do not anticipate that we will be profitable in 2008; however, Delta is very important to us as we continue to establish our network of corporate customers and as we hope to become profitable in the future.  We currently operate 11 aircraft under the Delta Prorate.  In 2008, we intend to expand our promotions and marketing programs for Delta Prorate flying in order to solidify Delta’s and our presence in Los Angeles, California and to potentially add services to markets that complement Delta’s network and enhance our future operating income.

            Fuel Costs.  High fuel prices continue to increase our costs and diminish profitability.  Our results of operations for Branded Flying have been impacted by record high fuel prices, similar to the rest of the airline industry, and we have implemented a strategy using fixed forward price contracts for fuel to reduce the volatility of changing fuel prices over a rolling 12-month period on a quarterly basis.   Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price.  As of December 31, 2007, we had committed to purchase 15.1 million gallons, or 85% of our anticipated Branded Flying fuel needs for the first quarter of 2008, at a weighted average price per gallon of $2.40, excluding taxes and into-plane fees.  Additionally, we have committed to purchase 11.9 million gallons for the second quarter of 2008, 9.0million gallons for the third quarter of 2008, and 6.0 million gallons for the fourth quarter of 2008.  For the first quarter of 2009, we have contracted to purchase 3.0 million gallons.  This represents approximately 70% and 22% of our anticipated Branded Flying fuel needs for 2008 and the first quarter of 2009, respectively.  Although, our forecasted fuel needs outside of our CPA’s with Continental and Delta are covered under these fixed forward price contracts in 2008, a substantial increase in the price of jet fuel, to the extent our price contracts are impacted, or the lack of adequate fuel supplies in the future, could still have a material adverse effect on our Branded operation.

            Aviation Services

            Aviation Services includes our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as Services, our wholly owned repair and overhaul subsidiary.  During 2008, we will continue to leverage our operational expertise developed from this business segment to cost-effectively operate our 274 aircraft for our current customers and attract potential customers.  We anticipate that this operation will either break even or contribute less than 2% to the consolidated results of operations.

            Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs are likely to increase in the future due to:

•	fuel costs for aircraft not flying under the Continental CPA;
•	distribution costs that include schedule planning, marketing and sales related to our Branded Flying and charter operations;
•	changes in wages, salaries and related fringe benefit costs, including changes to our self-insured medical and workers compensation costs;
•	aging of our fleet, resulting in higher aircraft maintenance costs;
•	changes in the costs of materials and outside services, including our information technology costs;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•

higher aircraft ownership costs should Continental release and we retain additional aircraft from the Continental CPA, beginning in 2009, or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements; and

•	financing costs in order to satisfy any operating and/or financial obligations.

            In the long term, failure to control our costs would prevent us from remaining competitive and reduce our ability to limit losses including the opportunities to attract additional corporate customers or to survive economic downturns.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Revenue Recognition

Contract Revenues.  We recognize our operating revenue under contractual arrangements, such as the Continental CPA and Delta CPA, pursuant to the terms of the contracts.  Operating revenues from these contracts have been reclassified as passenger revenue.  Certain amounts billed by us to our customers under contractual agreements are subject to our interpretation of the agreement.  Pursuant to the terms of the Continental CPA, Continental may dispute the amount billed and pay less than the amount invoiced if it interprets the agreement differently than we do.  New rates are to be determined annually, and the rates charged in 2008 are still under discussion as of the date of this filing.  Until the 2008 rates are finalized, we will continue to be paid under the 2007 block hour rates, and we expect the decision setting the revised rates to be retroactive to January 1, 2008.

Contract Revenues. Our passenger revenue is calculated based on our interpretation of the Continental CPA.

Contract Revenues.  If our interpretation differs materially from Continental’s, our revenue could be materially understated or overstated.  Under the Continental CPA, a substantial portion of Airlines’ costs are reconciled for differences between Airlines’ actual costs and estimated costs included in its block hour rates at a 10.0% operating margin.  Under Airlines’ 2007 rates, certain costs generally controllable by Airlines are reconciled to allow it to operate within its operating margin, as defined in the agreement (“prevailing margin”) of 8.5% to 10.0%.  During the fourth quarter of 2007, no reconciliation payments were made by either Continental or Airlines to the other because Airlines’ final prevailing margin before any reconciliation payments was within the margin band of 8.5% and 10%.  Continental is currently disputing payments made to Airlines of $6 million in 2007 and $2.1 million in 2006.  We believe we will prevail in these matters and therefore we do not believe a loss is probable at this time.  However, we may not be successful in resolving these disputes without reducing our income going forward, or without paying Continental for some or all of the claimed amount.  We cannot currently predict the timing or the resolution of these matters.

Branded Flying.  Tickets are sold and processed internally, with amounts due settled on a monthly basis through an airline clearing house, pursuant to the established airlines industry billing standards, as appropriate, or pursuant to the terms of our agreements with various credit card service vendors or other agreements, such as the Delta Prorate.  We recognize passenger revenue when transportation is provided or when a ticket expires unused.  Nonrefundable tickets expire on the date of the intended flight, unless the date is extended by notification from the customer in advance of the intended flight. The amount of passenger ticket sales not yet recognized as revenue is included in our consolidated balance sheets as air traffic liability

Branded Flying.  For tickets that are sold on other carriers and are flown on our aircraft, except for those sold by Delta, under the Delta Prorate, we bill for the transportation provided through an airline clearinghouse pursuant to the established airlines’ industry standards.  A provision is made for rejections of these billings, should the other airlines interpret the industry standards with their sales information differently than ours, based on the flight coupons.

Branded Flying.  We have billed other carriers through an airline clearinghouse pursuant to the established airlines’ industry standards.  However, these billings are based on the best information available to us through the flight coupons.  Therefore, as allowed by the industry, these airlines can reject our billings and produce supporting documentation disputing our charges.  Due to the rejection period averaging over 3 months from date of billings, we have made our provisions based on best data currently available.  The total amount at December 31, 2007 that is billed to other airlines, except for Delta, is $3.9 million, of which we reserved $0.5 million for potential rejections.

Spare Parts and Supplies

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

As of December 31, 2007, our allowance for obsolescence related to our spare parts and supplies was approximately $10.4 million.  If we increase the reserve by 10%, due to the mechanics of the Continental CPA, the impact on pre-tax loss is immaterial.

Goodwill and Intangible Assets

Under Statement of Financial Accounting Standard No. 142–“Goodwill and Other Intangible Assets” (“SFAS 142”), intangible assets can have either finite or indefinite useful lives.  As of December 31, 2007, we had intangible assets with both definite and indefinite lives.  Our critical accounting estimate is related to our “Reorganization Value in Excess of Amounts Allocable to Identifiable Assets,” which has indefinite useful life.  Under SFAS 142, goodwill and intangible assets with indefinite useful lives should be tested at least annually for impairment.  Factors considered important when determining the impairment of reporting segments under SFAS 142 include items affecting the cash flows of the reporting segments; the reporting segments’ operational performance versus market expectations; the reporting segments’ performance compared to peers within the industry; the marketplace for and identification of the intangible asset of the reporting segments; significant changes in the underlying business strategy or operational environment; material ongoing industry or economic trends; or other factors specific to the asset or reporting segments being evaluated.  Any changes in the key assumptions about the business and its prospects, or changes in market conditions or other externalities could result in an impairment charge.

For our SFAS 142 analysis, we have identified that our “Reorganization Value in Excess of Amounts Allocable to Identifiable Assets” is associated with our Contract flying business segment.  Additionally, we employed a discounted cash flow approach, a market multiple approach and an acquisition approach for Contract flying.  The discounted cash flow approach considers our expected cash generation capabilities, and the market–multiple approach and the acquisition approach analyzes similar companies or transactions within the industry to derive multiples for the company.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets represents primarily the amount that arose from Continental’s emergence from bankruptcy reorganization in 1993. We completed our annual SFAS 142 analysis at June 30.  In accordance with our policy, we performed a SFAS 142 impairment analysis using the latest data available.  No impairment was identified.  If assumptions used in our analysis were changed materially, our intangible assets could be materially overstated.  However, based on our most current impairment test, there would have to be a significant change in assumptions used in the calculation for an impairment to occur as of December 31, 2007.

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

            Recently Issued Accounting Standards

            In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“Statement 157”), which is effective for fiscal years beginning after November 15, 2007.  Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.On February 12, 2008, FASB issued FASB Staff Position FAS 157-b which allows partial deferral of the effective date of Statement 157 for all nonfinancial assets and liabilities except for those that are recognized or disclosed in the financials at fair value on a recurring basis (at least annually).  We are currently evaluating the requirements of Statement 157 for all financial assets and liabilities (excluding those included in the deferral listed above) including confirming that our valuation policies are consistent with exit price as prescribed by Statement 157; however, we do not believe that it will have a material impact on our consolidated financial position or results of operations.  We currently expect the adoption of Statement 157 to have an impact on the valuation and disclosure of our investment in ARS that were entered into subsequent to December 31, 2007.

Operations Review

            Selected Financial Information

	Year Ended December 31,

	2007	Increase/ (Decrease) 2007-2006	2006	Increase/ (Decrease) 2006-2005	2005

	(In thousands, except per share data and increase/decrease %’s)
Statement of Operations Data:
Operating revenue	$1,685,545	0.2%	$1,682,156	7.6%	$1,562,818
Operating expenses	1,792,416	16.3%	1,541,085	9.6%	1,406,275
Operating income / (loss)	(106,871)	(175.8)%	141,071	(9.9)%	156,543
Nonoperating expense, net	(1)	(100.0)%	5,385	333.2%	(2,309)
Net Income / (loss)	(70,248)	(175.9)%	92,565	(5.5)%	97,933
Basic earnings / (loss) per share	(1.31)	(176.2)%	1.72	(5.0)%	1.81
Diluted earnings / (loss) per share	(1.31)	(184.0)%	1.56	(5.5)%	1.65

            Statistical Information

	Year Ended December 31,

	2007	Increase/ (Decrease) 2007-2006		2006	Increase/ (Decrease) 2006-2005		2005

Operating Statistics:
Revenue passenger miles (millions) (1)	10,071	(2.2)%		10,297	15.2%		8,938
Available seat miles (millions) (2)	13,575	2.8%		13,200	10.2%		11,973
Passenger load factor (3)	74.2%	(3.8	)pts	78.0%	3.3	pts	74.7%
Operating cost per available seat mile (cents) (4)	13.20	13.1%		11.67	(0.7%)		11.75
Block hours (5)	916,756	n/m		916,718	10.8%		827,369
Operating cost per block hour (dollars) (6)	1,956	16.4%		1,681	(1.1%)		1,700
Departures	489,489	(0.4)%		491,598	9.3%		449,928
Average price per gallon of fuel, including fuel taxes (cents) (7)	100.00	40.4%		71.20	—		71.20
Fuel gallons consumed (millions)	323.2	1.3%		319.1	8.0%		295.5
Average length of aircraft flight (miles)	569	3.6%		549	0.7%		545
Average daily utilization of each aircraft (hours) (8)	9.17	(0.8)%		9.24	4.2%		8.87
Completion factor	97.6%	(0.3	)pts	97.9%	0.2	pts	97.7%
Actual aircraft in fleet at end of period	274	—		274	3.0%		266
Revenue passengers (thousands)	17,365	(4.4)%		18,173	13.0%		16,076

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)	Operating cost per available seat mile is operating costs divided by available seat miles.
(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Operating cost per block hour is operating costs divided by block hours.
(7)

Fuel cost used in calculations includes cost of fuel and related fuel tax.  Airlines incur fuel expense and fuel tax equal to the lower of the actual cost or the agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.  In 2007, our fuel activity included purchases to support our various business platforms outside of the Continental CPA.  These purchases were executed through an agreement with an independent third party at an average price per gallon of $2.43, which represents 16.7% of our total fuel consumption for 2007.

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

            Comparison of 2007 to 2006

            Operating Revenue and Segment Profit / (Loss)

            The table below (in millions, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from 2007 to 2006.  Before 2007 we did not have any segments that were deemed material.  As such, revenues and costs are shown in Contract Flying only.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 274 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  Additionally, due to the transition of our 69 aircraft released from the Continental CPA in 2007, we incurred approximately $13.5 million in transition expenses associated with painting, maintenance modifications and training to ready our operation for flying outside of the Continental CPA.  These costs were not included in our measurement of segment profitability as they are expected to be nonrecurring.  We believe that the presentation of our consolidated shared costs and transition costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Fiscal Year

	2007	Total Revenue %	2006	Total Revenue %	Increase/ (Decrease)	Change %

Revenue from customers:
Contract Flying	$ 1,471.5	87.3	$ 1,686.4	100.2	$ (214.9)	(12.7)
Branded Flying	180.5	10.7	—	—	180.5	n/m
Aviation Services	41.0	2.4	—	—	41.0	n/m
Eliminations	(7.5)	(0.4)	(4.2)	(0.2)	3.3	78.6
Total Revenue from customers	1,685.5	100.0	1,682.2	100.0	3.3	0.2
Direct segment costs:
Contract Flying	1,128.5	67.0	1,245.0	74.0	(116.5)	(9.4)
Branded Flying	295.1	17.5	—	—	295.1	n/m
Aviation Services	25.4	1.4	—	—	25.4	n/m
Eliminations	(7.5)	(0.4)	(4.2)	(0.2)	3.3	78.6
Total Direct segment costs	1,441.5	85.5	1,240.8	73.8	200.7	16.2
Segment profit / (loss)	244.0	14.5	441.4	26.2	(197.4)	(44.7)
Shared expenses, including transition costs	(350.9)		(300.3)
Interest expense	(8.5)		(7.3)
Interest income	17.1		15.0
Other	(8.6)		(2.3)
Consolidated income/loss before income taxes	(106.9)		146.5

            The table below (in millions, except percentage data) sets forth the segment profit (loss) in 2007 for each segment.  Before 2007 we did not have segments that were deemed material.  As such, a similar table for 2006 is not presented.

	Contract Flying		Branded Flying		Aviation Services

	2007	Total Revenue %	2007	Total Revenue %	2007	Total Revenue %

Revenue from customers:	$ 1,471.5	100.0	$ 180.5	100.0	$ 41.0	100.0
Direct segment costs:	1,128.5	76.7	295.1	n/m	25.4	62.0
Segment profit / (loss)	343.0	23.3	(114.6)	n/m	15.6	38.0

            Contract Flying.   Our decrease in operating revenue for contract flying is primarily due to the withdrawal of 69 aircraft from the Continental CPA.  This decrease was partially offset by commencing contract flying under the Delta CPA and charter flying in 2007.

            Since a substantial portion of Airlines’ costs under the Continental CPA are reconciled for differences between actual costs and estimated costs included in block hour rates at a 10.0% operating margin (see Item 1. Business – Continental Capacity Purchase and Other Agreements for further discussion of the details related to this cost reconciliation), if Airlines’ prevailing margin (before any reconciliation payments) fell outside its margin band of 8.5% to 10.0% for 2007 and 2006, Airlines’ revenue would have been adjusted to bring it back to its floor or cap.  Reconciliation payments from Continental in 2007 netted $4.2 million to us.  The 2007 reconciliation payment was primarily caused by the lower rates resulting from arbitration with Continental in 2007.  Reconciliation payments to Continental totaled $7.3 million for 2006.  The 2006 reconciliation payment was primarily driven by lower actual wages, salaries and related costs and maintenance, materials and repair expenses as compared to the estimated costs in the agreements block hour rates.

            On July 27, 2007, the three-member arbitration panel issued its decision relating to the 2007 block hour rates that Continental paid Airlines for regional jet service in 2007.  The panel considered various components related to the proposed rates that we charge Continental in connection with regional jet service, including the costs that formed the basis for our 2007 rate proposal and the allocation of certain costs between the parties.  The panel did not make any changes to the costs included in our 2007 budgeted rates except as those costs related to allocation.  The panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million, which includes the 10% operating margin.  As a result of the panel’s decision, we recorded our passenger revenue pursuant to the terms of the Continental CPA using the block hour rates determined by the panel for the year ended December 31, 2007.

            Branded Flying.  We began Branded Flying on April 2, 2007.  Although passenger revenue from such flying was less than 11% of our total operating revenue for 2007, we believe that our passenger revenue will continue to grow contingent upon our ability to use marketing and promotion programs to shift our traffic mix from heavily leisure travel to more business/corporate travel.  This shift will reduce our exposure during the seasonal peaks and valleys experienced by the airline industry.

            We were not profitable in this operation in 2007.  Our results of operations have been impacted by record high fuel prices, similar to the rest of the airline industry and an average load factor for 2007 being 55.7%.  Therefore for fuel, we implemented a strategy by entering into fixed forward price contracts with our fuel provider using a systematic method for determining the volume and the price for which to enter into the contracts for a rolling 12-month period on a quarterly basis.  Our average load factor primarily resulted from several factors including a lack of brand awareness and a very aggressive redeployment of aircraft to Branded driven by the pace of the aircraft coming out of the Continental CPA.  As outlined above, to increase our load factor we are trying to shift our traffic mix from heavily leisure to more business/corporate travel.  Although our fixed forward price fuel contracts partially mitigate our exposure to fuel price fluctuation, fuel still continues to be a driving force in determining Branded Flying’s profitability along with our ability to shift our traffic mix from leisure to more business travel.  Additionally, we incurred marketing and distribution costs related to supporting the revenues for this segment.  Under the terms of our contractual flying, these costs are incurred by the major airline with which we contract.

            Aviation Services.  Aviation Services was included in Contract Flying in 2006 as it was not deemed material for segment reporting purposes.  In 2007, Aviation Services had a segment profit margin of 38.0%.  This segment profit margin and increases in operations for aviation services was related to additional fixed-rate contracts for ground handling which began in 2007.

            Operating Expenses

            The table below (in millions, except percentage data) sets forth the changes in operating expenses from 2007 to 2006.

	Fiscal Year

	2007	Total Revenue %	2006	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries, and related costs	$ 437.6	26.0	$ 386.7	23.0	$ 50.9	13.2
Aircraft rentals	344.2	20.4	332.4	19.8	11.8	3.5
Aircraft fuel and related taxes	323.2	19.2	227.2	13.5	96.0	42.3
Maintenance, materials and repairs	202.5	12.0	191.4	11.4	11.1	5.8
Ground handling	97.2	5.8	99.9	5.9	(2.7)	(2.7)
Other rentals and landing fees	119.2	7.1	115.6	6.9	3.6	3.1
Outside services	58.3	3.5	51.3	3.0	7.0	13.6
Marketing and distribution	31.4	1.9	0.1	0.0	31.3	n/m
Depreciation and amortization	30.0	1.8	25.8	1.5	4.2	16.3
Other operating expenses	148.8	8.8	110.7	6.6	38.1	34.4
Total Operating Expenses	1,792.4	n/m	1,541.1	91.6	251.3	16.3

            Wages, salaries & related costs increased 13.2% from 2006 to 2007 due to our growth in our work force to support changes in our flight operations and our corporate infrastructure and increases in wage rates under some of Airlines’ collective bargaining agreements.  In conjunction with the increases in base wages, we incurred approximately $13.3 million higher employee benefit costs, such as medical coverage, workers’ compensation costs and 401(k) expenses in 2007.  In addition, we experienced an increase in overtime pay for our pilots as a result of our training backlog in the early part of the year and for our maintenance workers due to the transition to our new maintenance bases.

            In the future, we anticipate that our wages, salaries and related costs may be affected by the following factors:

•	wage increases to incent key personnel to remain with us as we continue implementing our diversification strategy including our long-term incentive plans;
•	wage rate increases in accordance with our collective bargaining agreements as a result of higher seniority of our work force; and
•	projected increases in health and medical benefit costs.

            Aircraft fuel and related taxes increased 42.3% from 2006 to 2007.  This increase is primarily due to the diversification of our operations into other business platforms.  Our fuel price, including related fuel taxes, is capped at 71.20 cents per gallon by the Continental CPA while the average price of our fuel, included related fuel taxes, for our operations outside of the Continental CPA was $2.43 per gallon.

            Outside services increased 13.6% from 2006 to 2007 primarily due to increased weather events resulting in higher deicing expenses and increased expenses to support our diversification strategy.

            Marketing and distribution increased 100.0% to $31.4 million during 2007. This increase resulted from the need to re-brand our company and diversify our customer base to support and promote our diversification into other lines of business through advertising and promotion, loyalty programs, global distribution systems and reservation call centers.  During 2006, our sole operation was providing regional service for Continental Airlines through the Continental CPA.  Within that arrangement, all marketing and distribution costs were incurred by Continental.

            Depreciation and amortization increased 16.3% from 2006 to 2007.  This increase is primarily due to capital additions and improvements necessary to run our new operations.

            Other operating expenses increased 34.4% from 2006 and 2007 primarily cause by passenger services and catering-related expenses incurred to support our operations outside of the Continental CPA.  Additionally, crew related charges, such as per diem, hotel cost and relocation expenses, increased due to higher rates and increased flight operations partially resulting from our transition activities.

            Non-Operating Expenses

            The table below (in millions, except percentage data) sets forth the changes in non-operating expenses from 2007 to 2006.

	Fiscal Year

	2007	Total Revenue %	2006	Total Revenue %	Increase / (Decrease)	Change %

Interest Expense	$ (8.5)	0.5	$ (7.3)	0.4	$ 1.2	16.4
Interest Income	15.7	0.9	14.7	0.9	1.0	6.8
Capitalized Interest	1.3	0.1	0.3	—	1.0	n/m
Equity Investment loss	(8.3)	0.5	(2.0)	0.1	6.3	n/m
Other, net	(0.3)	—	(0.2)	—	0.1	(50.0)

            Interest expense was primarily related to our senior convertible notes and a loan agreement with Export Development Canada (“EDC”).  Interest expense related to these long-term debts increased in 2007 by approximately $1.3 million as a result of increased amortization of the financing fees related to our convertible note.

            Equity Investment losses of $8.3 million and $2.0 million were recognized during 2007 and 2006, respectively.  We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable.  During fourth quarter 2007, as one of our equity investments continued to experience significant net loss we evaluated and determined that the carrying value of such investment was other-than-temporarily impaired and, therefore, recognized an impairment charge of $7.0 million.  The extent of the impairment was determined based on the difference between our estimated fair value and the underlying carrying value of the investment.  See Item 8.  “Financial Statements and Supplementary Data – Note 4 – Investments in Other Entities” for further discussion of this impairment.  The remaining $1.3 million in 2007 is our proportionate share of the earnings and losses of all equity investments we currently hold.

            Comparison of 2006 to 2005

            Operating Revenue and Operating Income

            The table below (in millions, except percentage data) sets forth the changes in revenue, operating expenses, and operating income/(loss) from 2006 to 2005.  As we did not have reportable segments in 2005 or 2006, revenues and operating income is analyzed in total.

	Fiscal Year

	2006	Total Revenue%	2005	Total Revenue%	Increase / (Decrease)	Change %

Operating Revenues	$1,682.2	100.0	$ 1,562.8	100.0	$ 119.4	7.6
Operating Expenses	1,541.1	91.6	1,406.3	90.0	134.8	9.6
Operating Income (Loss)	141.1	8.4	156.5	10.0	(15.4)	(9.8)

            Operating revenues grew 7.6% from 2005 to 2006 due to our growth in block hours of 10.8% for flying under the Continental CPA.  The incentive payments are primarily based on the current controllable completion factor compared to a historical controllable completion factor benchmark.  Because the historical rates are measured on a rolling monthly average, higher controllable completion factors result in higher incentive payments in the near term but reduce Airlines’ opportunity to earn incentive payments in the future.  Airlines’ controllable completion factor in 2006 was 99.8% and its historical benchmark completion factor was 99.7% for the same period.  Beginning with the 2005 rates, Airlines is only required to pay Continental a penalty for controllable completion factors below 99.5% instead of using its rising historical benchmark.

            Operating income in 2006 reflected an 8.4% operating margin, compared with an operating margin of 10.0% in 2005.  Included in the operating income is approximately $3.5 million of net loss related to the results of operations from subsidiaries that are consolidated into our financial statements.

            Since a substantial portion of Airlines’ costs under the Continental CPA are reconciled for differences between its actual costs and the estimated costs included in its block hour rates at a 10.0% operating margin, if Airlines’ prevailing margin (before any reconciliation payments) fell outside its margin band of 8.5% to 10.0% for 2006 and 2005, Airlines’ revenue would have been adjusted to bring it back to its floor or cap.  Reconciliation payments to Continental totaled $7.3 million and $23.4 million for 2006 and 2005, respectively.  The 2006 reconciliation payment was primarily driven by lower actual wages, salaries and related costs and maintenance, materials and repair expenses as compared to the estimated costs in the agreement block hour rates.  The 2005 reconciliation payment was primarily driven by lower actual maintenance, materials and repair and passenger servicing expenses as compared to the estimated costs in the block hour rates.

            Operating Expenses

            The table below (in millions, except percentage data) sets forth the changes in operating expenses from 2006 to 2005.

	Fiscal Year

	2006	Total Revenue %	2005	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries, and related costs	$ 386.7	23.0	$ 349.4	22.4	$ 37.3	10.7
Aircraft rentals	332.4	19.8	309.0	19.8	23.4	7.6
Aircraft fuel and related taxes	227.2	13.5	210.4	13.5	16.8	8.0
Maintenance, materials and repairs	191.4	11.4	181.4	11.6	10.0	5.5
Ground handling	99.9	5.9	95.4	6.1	4.5	4.7
Other rentals and landing fees	115.6	6.9	104.0	6.7	11.6	11.2
Outside services	51.3	3.0	28.7	1.8	22.6	78.7
Marketing and distribution	0.1	—	—	—	0.1	n/m
Depreciation and amortization	25.8	1.5	27.0	1.7	(1.2)	(4.4)
Other operating expenses	110.7	6.6	101.0	6.4	9.7	9.6
Total Operating Expenses	1,541.1	91.6	1,406.3	90.0	134.8	9.6

            Wages, salaries & related costs increased 10.7% in 2006 over 2005 consistent with our growth in block hours of 10.8% for the year ended December 31, 2007.  In addition, we incurred approximately $2.0 million higher employee benefit costs, such as medical coverage, workers’ compensation costs, profit sharing and 401(k) expenses in 2006.

            Effective January 1, 2006, we adopted FASB Statement No. 123(R) using the modified-prospective transition method.  Prior to 2006, we accounted for our stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 — “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  On November 4, 2005, our board of directors approved accelerating the vesting of 669,750 unvested options then held by employees, including executive officers, with exercise prices greater than $11.00 per share and extended the term of 868,500 employee options that had a five-year term to seven years.  These options were and remain out of the money, and the acceleration and extension were effective immediately.  The acceleration of vesting reduces compensation expense upon the adoption of SFAS 123R.   The reduction in compensation expense in the future, based on our implementation date of January 1, 2006, was approximately $3.1 million.  The adoption of Statement 123(R) did not have a material impact on wages, salaries and related costs during 2006 nor do we believe that it will have a material effect on future periods.

            Aircraft fuel and related taxes increased in 2006 when compared to 2005 due to an 8.0% increase in fuel consumption.  Consumption rose primarily in 2006 due to a 10.8% increase in block hours over 2005. Under the Continental CPA and the related fuel purchase agreement, we incur a fuel price and fuel tax equal to the lower of the actual cost of fuel and fuel tax or the agreed-upon caps.   Our actual price of fuel, including taxes, in 2006 and 2005 was consistently capped at 71.2 cents per gallon under this arrangement.

            Maintenance, materials and repairs increased approximately 5.5%. For 2006, approximately70.4% of total maintenance, materials and repairs cost consisted of power-by-the-hour expense.  Approximately $16.3 million of the increase for 2006, when compared to 2005, was due to a 10.3% increase in flight hours and increases in rate-per-flight-hour related to our power-by-the-hour contracts.  In addition, new power-by-the-hour contracts resulted in increased cost of $3.0 million for 2006.

            Other operating expenses increased 9.6% in 2006 when compared to 2005.  Approximately $4.6 million of the increase related to crew related charges, such as per diem and hotel cost, as a result of increased flight operations.  Additional transition costs were incurred to support the 69 aircraft retained to operate under our diversification strategies such as Branded Flying and corporate aviation.

            Non-Operating Expenses

            The table below (in millions, except percentage data) sets forth the changes in nonoperating expenses from 2006 to 2005.

	Fiscal Year

	2006	Total Revenue %	2005	Total Revenue %	Increase / (Decrease)	Change %

Interest Expense	$ (7.3)	0.4	$ (10.7)	0.7	$ (3.4)	(31.8)
Interest Income	14.7	0.9	8.3	0.5	6.4	77.1
Capitalized Interest	0.3	—	0.5	—	(0.2)	(40.0)
Equity Investment loss	(2.0)	0.1	(0.6)	—	1.4	n/m
Other, net	(0.2)	—	0.2	—	(0.4)	n/m

            Interest expense was primarily related to our senior convertible notes, a note payable to Continental and a loan agreement with EDC.  Interest expense related to these long-term obligations decreased in 2006 by approximately $3.4 million as a result of paying off the note payable to Continental and a $0.9 million reduction in our loan agreement with EDC due to the reduction of principal.  In addition, we retired Airlines’ Series A Preferred Stock in April 2005.

            Interest income increased by approximately $6.4 million as a result of an approximate two-point increase in our average returns from investments and a higher average cash and short-term investment balance.

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            Our primary source of liquidity is cash flow provided from our operations.  For the years ended December 31, 2007 and 2006, our operations used $39.9 million and provided $118.7 million, respectively, in cash flow.  As of December 31, 2007 and 2006, we also had $24.8 million and $10.9 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights, letters of credit, and holdbacks required under our credit card processing agreements.

            In 2007 and 2006, we spent $48.9 million and $27.5 million, respectively, on capital expenditures.  A majority of the expenditures for 2007 and 2006 were spent on flight and ground equipment to support our fleet deliveries and the increase in our flight schedules under the Continental CPA.  Of the $48.9 million spent in 2007, approximately $27 million was spent on capital expenditures for our strategic business ventures which are outside of the Continental CPA.

            We have significant financial obligations due in 2008.  We can satisfy the largest of these obligations, our convertible notes, with either cash, shares of our common stock, or a combination thereof.  For risks associated with settling the obligation in common stock, please refer to Item 1A, “Risk Factors”.  In addition, we are evaluating our options for meeting these obligations, including the possibility of a secured financing transaction permitting us to pay a substantial portion of the convertible notes in cash while maintaining a healthy cash balance and avoiding the dilution to equity that would result from a stock settlement of the convertible notes.  However, as our options to satisfy the convertible notes, as described above, depend on several factors outside of our control, we are also continuing to evaluate additional steps within our control that we could take if our ability to meet our obligations were limited.  These include, individually or in combination if required:

•	reducing capital expenditures to only those required by law or operational necessities;
•	borrowing against or liquidating our ARS holdings, including at a discount if necessary;
•	selling assets, tangible or intangible, or subleasing the aircraft we lease from Continental;
•	transferring some or all of the aircraft currently dedicated to our ExpressJet brand flying to other operations, or grounding them entirely if circumstances so required.

            We believe that our existing liquidity, projected 2008 cash flows, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2008.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations.

            Capital Expenditures

            Our capital expenditures in 2007 (in millions) related to the following items:

2007

Flight Equipment	$ 18.8
Ground Equipment	20.3
Technology	8.5
Other	1.3

$ 48.9

            These capital expenditures related primarily to our new lines of business.  The expenditures include items such as renovations of our planes, station start-up costs, technology needed to support the administrative operations we assumed from Continental in 2007, as well as systems needed for our new lines of business and other infrastructure costs.  Capital expenditures for 2008 are expected to decrease since our new lines of business are operational and we have minimal additional infrastructure needed for our new operations.  In 2008, we anticipate approximately $18 million in capital expenditures of which approximately $5 million relate to the rollover of 2007 capital projects.

            Long-term Debt

            We did not enter into any new financing transactions in 2007.  As of December 31, 2007, long-term debt, including current maturities, totaled $147.5 million, which consisted of the 4.25% senior convertible notes and the secured debt owed to EDC.

            In July 2003, we completed an offering of $137.2 million aggregate principal amount of 4.25% convertible notes due 2023 with interest payable semi-annually.  Holders of this debt have the right to require that we repurchase their notes on August 1, 2008, 2013 and 2018 (“Repurchase Dates”) at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  As one of the Repurchase Dates is within a year of December 31, 2007, we have reclassed these notes, with outstanding principal amounts of $134.7 million, net of our 2007 repurchases under our securities repurchase program as described below, from long-term debt to current liabilities.  At our option, we may pay the repurchase price for any such notes in cash, shares of our common stock, or any combination thereof.  As the company’s options to satisfy the convertible notes are dependent on several factors outside of our control, we have not determined our specific course of action at this time.  Although we cannot provide assurance that sufficient financing will be available for us to satisfy the convertible notes in cash, we believe that our existing liquidity and projected 2008 cash flows, including our incremental steps within our control, as described above, will be sufficient to fund current operations and other financial obligations through the year ending December 31, 2008.

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

            Additionally, we have the right to redeem the notes for cash, as a whole at any time or from time to time in part, beginning on August 4, 2008, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any.  If we elect to use shares of common stock to repurchase any notes, the number of shares will be equal to the repurchase price divided by 97.5% of the average closing sales price of our common stock for the five consecutive trading days ending on the third business day prior to the applicable Repurchase Date (adjusted to take into account the occurrence of certain events that would require adjustment of the conversion rate).In certain circumstances, the notes are convertible into our common stock, at a ratio of 54.9451 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $18.20 per common share.  The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter.

            As of December 31, 2007 and December 31, 2006, we estimated the fair value of our $134.7 million and $137.2 million (carrying value) fixed-rate debt to be $130.7 million and $127.9 million, respectively, based upon quoted market prices.  In addition, we made principal and required interest payments in 2007 in the amount of $8.4 million on our 4.25% senior convertible notes due 2023, of which $2.5 million related to principal.

            EDC loaned us $10.7 million in May 2003 and $6.6 million in September 2003.  The loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We used all the proceeds from the loans to reduce the principal under a note we had issued to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  The term of each advance to us is 96 months.  The loan agreement has customary representations, warranties and covenants.  Additionally, Continental is the guarantor of this loan, and a default under the guarantee would cause an acceleration of the loan.  In 2007, we made principal and interest payments in the amount of $2.7 million on our loan agreement with EDC, of which $1.7 million related to principal.  As of December 31, 2007, the balance on this loan agreement was $12.8 million.  As of December 31, 2007 and 2006, the fair value of our long-term secured debt to EDC was approximately $12.4 million and $14.7 million, respectively.

            Capital Leases

            As of December 31, 2007, we had $0.2 million (including current maturities) of capital lease obligations.  In 2007, we made $0.9 million total payments related to our capital lease, of which $0.8 million related to principal.  The term of the lease ends on March 31, 2008.  At this time, we anticipate purchasing the equipment under the capital lease for approximately $1.0 million.

            Other than the financing activities described above, we do not have any other sources of long-term borrowings or lines of credit.  Additionally, there is no covenant under any of our long-term debt agreements that restricts our ability to undertake additional debt or equity financing.  If we default on our payment obligations under our aircraft subleases with Continental, in addition to any other remedies it may have, Continental can elect to reduce its payments to us under the Continental CPA by the amount of the defaulted payment.  In addition, Continental or we can reduce any payments to the other party under the agreement in an amount corresponding to any defaulted payments by the other party under the foregoing obligations.

            See Item 8.  “Financial Statements and Supplementary Data –Notes to Consolidated Financial Statements –Note 6,” and “–Note 7” for detailed descriptions of these long-term debts and obligations.

            Securities Repurchase Program

            In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Purchases have been made from time to time in the open market; the timing of any share repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  Common stock acquired through the program is available for general corporate purposes.  The following table details annual activity under the share repurchase program.

	Shares Repurchased (in thousands)	Average Cost per Share

2007	2,705	$2.96
2006	—	$—
2005	591	$9.55

            In February 2006, the board authorized the inclusion of our 4.25% convertible notes due 2023 within the previously announced $30 million program.  During 2007, we purchased $2.5 million of our 4.25% convertible notes.  We did not make any purchases under this program during 2006.

            Collective Bargaining Agreements

            The following table provides information related to our principal collective bargaining agreements and their respective amendable dates as of December 31, 2007:

Employee Group	Approximate Number of Employees	Representing Union	Contract Amendable Date

Pilots and Instructors	2,900	Air Line Pilots Association, International	December 2010
Mechanics	1,000	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,400	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	100	Transport Workers Union of America	July 2009
Production Workers	100	Union of Industrial Production Workers	N/A

            Our other employees are not covered by collective bargaining agreements.

            Income Taxes

            As of December 31, 2007, we had an income tax receivable for $37.1 million.  This receivable primarily represents income tax refunds from prior years resulting from the carryback and application of 2007 operating losses against past years’ income.  We anticipate receiving this amount during our 2008 fiscal year.  All other potential income tax benefits are recorded as deferred tax assets as our ability to receive additional income tax benefits is dependent on our ability to generate taxable income in the future.

            As described above due to the portion of our operating losses that we cannot carryback and apply to past years’ income, we now have $4.6 million of federal net operating loss carryforwards, $14.0 federal minimum tax credit carryforwards, $1.2 million of international loss carryforwards and an additional $10.9 million of state loss carryforwards as of December 31, 2007.  The realization of these potential benefits is dependent on our ability to generate future taxable income.

            In October 2006, Continental entered into a final settlement agreement with the IRS that included periods during which we were included in its consolidated federal income tax return.  Our taxable income was not adjusted, but the amount of net operating losses allocated to us increased by approximately $31.2 million.  In accordance with our tax agreement with Continental, we paid Continental approximately $10.9 million for the increase of our federal net operating loss carryforwards.  In addition, we adjusted our tax accounts for the increase in our federal net operating loss which was fully utilized in our 2005 tax year.

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  We made approximately $24.8 million of net payments to Continental under the tax agreement related to the additional tax deductions during 2006.  There were no payments made in 2007 to Continental under the tax agreement.

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

            Purchase Commitments

            As of December 31, 2007, we have options for 75 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  Our next option exercise date is August 1, 2008.  If we do not exercise or extend our option as of this date, 25 options will expire.  During 2005, Continental declined the right to include any of the option aircraft under the Continental CPA.  We retain the right to exercise the option and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

            Prior to December 2005, under our power-by-the-hour agreement with Rolls Royce, we were obligated to acquire up to three spare engines to support our existing aircraft and the remaining eight aircraft then on firm order.  In December 2005, we negotiated the sale of eight engines to Rolls Royce and, in exchange, entered into seven new engine leases with a Rolls Royce subsidiary.  The engines leased have greater interchangeability than the engines sold. As a result, we have satisfied our engine obligations and are no longer obligated to purchase the three engines.  These leases are classified as operating leases; hence they are not reflected as assets and liabilities on our balance sheet.

            We also have other contractual obligations of approximately $1.4 billion under our power-by-the-hour contracts with various service providers.  The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates.  Our level of operations is determined based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion, and our estimates for the 69 aircraft we have re-deployed.  Forecasted payment rates are based on actual rates as of January 1, 2008 and increased annually according to the particular inflation indices detailed in each contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

            For the year ended December 31, 2007, we spent $48.9 million on capital expenditures.  We anticipate cash outlays for 2008 fleet-related capital expenditures will be approximately $1 million.  Other 2008 cash outlays, exclusive of fleet plan requirements, relating to facility improvements or construction in conjunction with Branded Flying operations, back office infrastructure, tooling and ground equipment are expected to total approximately $17 million.  We expect to fund our future capital commitments substantially through internally generated funds.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.  As of December 31, 2007, we had committed to purchase 15.1 million gallons, or 85% of our anticipated Branded Flying fuel needs for the first quarter of 2008, with World Fuel Services.  Additionally, we have committed to purchase 11.9 million gallons for the second quarter of 2008, 9.0million gallons for the third quarter of 2008, and 6.0 million gallons for the fourth quarter of 2008.  For the first quarter of 2009, we have contracted to purchase 3.0 million gallons.  This represents approximately 70% and 22% of our anticipated Branded Flying fuel needs for 2008 and the first quarter of 2009, respectively.

            Credit Card Holdbacks

            Under our American Express credit card processing agreement, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our consolidated balance sheets, totaled approximately $3.6 million as of December 31, 2007.  The funds held back by American Express are interest-bearing and are subsequently made available to us as air travel is completed.

            The agreement with our Visa and MasterCard processor also contains financial triggers that require, among other things, that we maintain certain financial ratios and levels of operating income and unrestricted cash. The level of credit card holdback is subject to adjustments based on specific financial triggers as discussed in the preceding sentence.  As of December 31, 2007, we did not meet some of the financial ratios set forth in the agreement.  As a result, we were subject at that time to a 50% holdback of our Visa and MasterCard advance ticket sales.  This holdback, which is included in restricted cash in our consolidated balance sheet, totaled approximately $4.9 million as of December 31, 2007.  Upon re-measurement in March 2008, our holdback requirement increased to 100%.  We anticipate this could increase our holdback amount to approximately $18 million in 2008 initially.  The funds held back are interest-bearing and will be made available to us as air travel is completed.

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

            We enter into these arrangements to gain access to aircraft, equipment and facilities without requiring significant capital up front.  Since these assets are used in connection with our consolidated operations, these assets are required to generate substantially all of our passenger revenue.

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

            Aircraft Leases.  Our aircraft leases and subleases expire between 2013 and 2022.  As of December 31, 2007, our expected total minimum annual rental payments for 2008 under current and future non-cancelable aircraft operating leases are approximately $347.9 million.  Over 90% of our aircraft are leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  See more detailed description of our risks related to our aircraft leases under Item 1A. "Risk Factors."

            Other Leases.  Other leases and subleases are primarily related to ground facilities (airport and maintenance) spare engines, and a flight training device.  These leases have greatly varying terms, which we expect, in most cases, to be renewed or replaced.  As of December 31, 2007, our expected total minimum annual, non-aircraft rental payments for 2008 under current and future non-cancelable operating leases are approximately $28.0 million. The expected total minimum rental payments for 2008, by category, are as follows (in millions):

Airport facilities	$19.2
Maintenance facilities	3.9
Flight equipment	4.0
Other	0.9

$28.0

            We are responsible for all airport facility rent, except for that under the Continental CPA, which is considered a fully reconciled cost.  Maintenance facilities and flight equipment rentals related to the agreement are costs within the margin band which could impact our quarterly reconciliation payment if these costs drive the prevailing margin to be less than 8.5% or higher than 10.0%.

            Contractual Obligations and Commercial Commitments

            The following table summarizes the expected effect our material debt, capital leases, operating leases and other contractual obligations have on our future cash flows as of December 31, 2007 (in millions):

	Total	2008	2009	2010	2011	2012	Over 5 Years

4.25% senior convertible notes due 2023 (1)	$138.1	$138.1	$—	$—	$—	$—	$—
Other long-term debt (2)	14.7	4.3	4.1	3.8	2.5	—	—
Capital lease (3)	0.2	0.2	—	—	—	—	—
Aircraft operating leases (4)	3,715.7	347.9	347.9	347.9	347.9	347.9	1,976.2
Other operating leases (5)	402.6	57.6	59.1	60.7	62.3	63.9	99.0
Obligations under capacity purchase and other agreements with Continental (6)	48.2	16.1	16.1	16.0	—	—	—
Other contractual obligations (7)	1,560.2	271.5	182.6	178.6	179.0	174.1	574.4

Total expected cash obligations	$5,879.7	$835.7	$609.8	$607.0	$591.7	$585.9	$2,649.6

(1)

The expected impact of our 4.25% senior convertible notes due 2023 on our future cash flows assumes the current principal balance of the notes will be redeemed on August 1, 2008, the earliest date the holders of the notes may require us to repurchase the notes.  If the notes are held until August 1, 2023, the maturity date, our obligations outlined above would increase by $83.6 million as a result of additional interest expense related to these notes.  See Item 8.  “Financial Statements and Supplementary Data – Note to Consolidated Financial Statements – Note 7” for a detailed description of these notes.

(2)

Other long-term debt represents our obligation for the advances received under our loan agreement with EDC.  See detailed discussion of our financing arrangement with EDC in Item 8. ”Financial Statement and Supplementary Data – Notes to Consolidated Financial Statements – Note 7.”  The expected effect of our financing arrangement with EDC on our future cash flows is calculated based on the six-month LIBOR plus 1.75% per annum and includes principal payments of $12.8 million and estimated interest payments of $1.9 million.

(3)

Capital lease obligation represents the minimum lease payments, including interest expense, for some of our ground service equipment that are under a capital lease agreement.  See Item 8 “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 6”.

(4)

Aircraft operating lease obligations are the estimated lease payments for all of our aircraft under long-term operating leases and subleases from Continental at December 31, 2007. These agreements with Continental have substantially the same terms as the lease agreements between Continental and the third-party lessors, and expire between 2013 and 2022.  The table above reflects aircraft operating lease obligations beyond 2010; however, we cannot anticipate Continental’s election to extend the capacity purchase agreement nor our intent to retain the aircraft, as we have the first right of refusal, beyond that time.  See Item 8. “Financial Statements and Supplementary Date – Notes to the Consolidated Financial Statements – Note 6.”  The aircraft lease payments in the table above include the adjusted lease payments for the 69 aircraft being utilized in other business segments.  The agreement contains a provision for the interest rate implicit in calculating the scheduled lease payments for these aircraft to increase by 200 basis points.

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

(6)

Obligations under the Continental CPA and other agreements with Continental represent fixed charges for ground handling costs at Continental stations and charges for administrative services provided by Continental, such as technology, fuel management and insurance services.  The amounts disclosed above are based on our best estimates as of December 31, 2007 under the terms of our contracts currently in place.

(7)

Other contractual obligations primarily include our power-by-the-hour agreement with Rolls Royce and our fixed forward contract with World Fuel Services.  We expect to fund these commitments with cash generated from operations.  The estimated amount of future commitments for Rolls Royce is based on assumptions related to anticipated future levels of operations and forecasted payment rates.  The level of operations inherent in the estimated amounts for Rolls Royce is based on Continental’s most recent operating plan for Airlines, which can be altered at Continental’s sole discretion and includes our 69 aircraft that are operating in our other business segments.  Contractual rate increases at actual time of occurrence may be different than the forecasted rate inherent in the amounts for Rolls Royce.  The estimated amount of future commitments for World Fuel Services is based on gallons contracted to be purchased at December 31, 2007 at the current contract price per month.  As we continue to evaluate the market and our fuel needs, we may enter into additional fuel contracts with World Fuel Services.

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

            We began 2008 rate discussions with Continental last September.  The Continental CPA contemplates a November 1 deadline for setting the rates; however, the parties agreed to extend the deadline.  Although we believed that we were nearing completion of the rate setting process, Continental advised us on February 28, that if we were unable to reach agreement by March 14, they might initiate arbitration proceedings again in accordance with the provisions of the Continental CPA.  We can also initiate arbitration if we think it necessary.  As of the date of this filing neither party has triggered arbitration and we remain hopeful that it will not be necessary.  Continental also advised us that it believes that it overpaid Airlines by $6 million in 2007 and $2.1 million in 2006.  We believe that if we were required to arbitrate these matters we would prevail.  However, we may not be successful in resolving these disputes without reducing our 2008 income.  We cannot currently predict the timing or the resolution of these matters.  Although we are hopeful that we can agree on rates and resolve Continental’s other claims without arbitration, there can be no assurance that we will be successful in doing so.

            If we are required to arbitrate, each party will select one arbitrator, and those two arbitrators will select the third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that will likely result in a hearing and the issuance of a final decision by late in the second or early in the third quarter of 2008.  ExpressJet will continue to be paid under the 2007 block hour rates during the arbitration process and expects the decision setting the revised rates to be retroactive to January 1, 2008.

            In January 2006, we purchased a 44% interest in Flight Services and Systems, Inc. (“FSS”) for $3 million.  At the same time, we loaned the company $1 million which was originally classified in Other Assets, net, on the consolidated balance sheet.  The note was due and payable in full on September 30, 2007, and provided that interest was due and payable quarterly on the 15th day following the close of each calendar quarter.  The note provided that if International Total Services, Inc. (“ITS”) (also owned by the non-ExpressJet owners of FSS) emerged from bankruptcy and FSS could utilize ITS’s federal income tax attributes through a transaction or series of transactions, then any unpaid balance of the note would be deemed paid in full as a contribution by us to the capital of FSS.  The loan interest rate was equal to the lesser of 7% per annum or the three-month LIBOR plus 150 basis points.  We have not received any additional interest payments since the one made on April 15, 2007, despite the fact that FSS did not satisfy all of the requirements under the note to convert the unpaid balance to equity.  We have accrued and reserved fully the interest payments that were due.  Additionally, in accordance with our rights under the note, we issued a default notice to FSS seeking payment of the past due interest plus the entire principal amount of the note.  FSS failed to make the payment of principal and interest in accordance with the terms of the default notice and we filed suit to collect the outstanding interest and principal due under the note.  As of December 31, 2007, we have verbally agreed on a resolution with FSS and the lawsuit is stayed pending execution of the final documents. We anticipate a successful outcome and believe the receivable is realizable.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

            We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Aircraft Fuel

            Effective January 1, 2001, we entered into the Continental CPA, which is scheduled to expire December 31, 2010 (subject to extensions by Continental through 2030, or its right to terminate the agreement based on 12-months notice at any time), and a related fuel purchase agreement with Continental, which terminates when the Continental CPA terminates.  Under these agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the Continental CPA, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the Continental CPA, we recover our fuel expense from Continental with a 10% margin.  For the year ending December 31, 2007 and 2006, our cost of fuel was 71.2 cents per gallon, including fuel tax within this operation.

            Our Branded Flying operations can be significantly impacted by changes in the price and availability of aircraft fuel.  Efforts to reduce our exposure to increases in the price and availability of aviation fuel consist of the utilization of forward-purchase contracts at fixed prices and fuel tankering, where feasible.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.  As of December 31, 2007, we had committed to purchase 15.1 million gallons, or 85% of our anticipated Branded Flying fuel needs for the first quarter of 2008, at a weighted average price per gallon of $2.40, excluding taxes and into-plane fees.  Additionally, we have committed to purchase 11.9 million gallons for the second quarter of 2008, 9.0million gallons for the third quarter of 2008, and 6.0 million gallons for the fourth quarter of 2008.  For the first quarter of 2009, we have contracted to purchase 3.0 million gallons.  This represents approximately 70% and 22% of our anticipated Branded Flying fuel needs for 2008 and the first quarter of 2009, respectively.

            For the year ended December 31, 2007, Airlines’ consolidated fuel cost, including related fuel taxes, was $1.00 per gallon.  This is due to over 80% of our fuel consumption being capped at a lower rate per gallon within our capacity purchase agreement with Continental.

Interest Rates

            At the end of 2006, we began transitioning 69 aircraft from the Continental CPA to our other flying.  Our aircraft lease agreements with Continental contain a provision for the long-term interest rate implicit in calculating the scheduled lease payments we make to them for these aircraft to increase by 200 basis points when the aircraft are removed from the flying for Continental, however, the agreement provides that our block hour rates for the 205 aircraft remaining in the agreement will be adjusted higher or lower to reflect any changes in the average rental rates.

            We also have potential interest rate exposure with respect to our loan agreement with Export Development Canada, which bears interest at the six-month LIBOR plus 1.75% per annum.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, we would have incurred an additional $0.2 million and $0.1 million in interest expense for the 2006 and 2007, respectively.

            As of December 31, 2007 and 2006, we estimated the fair value of our $134.7 million and $137.2 million (carrying values) convertible notes to be $130.7 million and $127.9 million, respectively, based upon quoted market prices.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including, but not limited to, general investor behavior, industry specific risks and interest rate risks.  Holders of this debt have the right to require that we repurchase their notes on August 1, 2008.  If the holders required us to repurchase this debt, we would have potential interest rate exposure related to the possible refinancing of the debt.  We are evaluating our available options in satisfying the holders should they require us to repurchase the notes in 2008.  At our option, we may pay the repurchase price for any such notes in cash, shares of our common stock, or any combination thereof; however, currently we cannot anticipate our sensitivity to interest rate fluctuations resulting from external financing for all or part of the debt obligation.

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

            Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

            Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/JAMES B. REAM James B. Ream President and Chief Executive Officer	/s/FREDERICK S. CROMER Frederick S. Cromer Vice President and Chief Financial Officer
/s/LAMPHUNG NGO-BURNS Phung Ngo-Burns Staff Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
ExpressJet Holdings, Inc.

            We have audited the accompanying consolidated balance sheets of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

            As discussed in Note 10 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments.”

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Houston, Texas March 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ExpressJet Holdings, Inc.

We have audited ExpressJet Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ExpressJet Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ExpressJet Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExpressJet Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of ExpressJet Holdings, Inc. and our report dated March 19, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Houston, Texas March 19, 2008

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2007	2006	2005

Operating Revenue
Passenger	$1,647,999	$1,670,544	$1,556,834
Ground handling and other	37,546	11,612	5,984

	1,685,545	1,682,156	1,562,818

Operating Expenses:
Wages, salaries and related costs	437,568	386,678	349,390
Aircraft rentals	344,166	332,441	309,018
Aircraft fuel and related taxes	323,218	227,164	210,412
Maintenance, materials and repairs	202,513	191,399	181,355
Other rentals and landing fees	119,165	115,620	104,043
Ground handling	97,157	99,876	95,423
Outside services	58,320	51,266	28,663
Marketing and distribution	31,391	119	—
Depreciation and amortization	29,963	25,770	26,992
Other operating expenses	148,955	110,752	100,979

	1,792,416	1,541,085	1,406,275

Operating Income / (Loss)	(106,871)	141,071	156,543

Nonoperating Income (Expense):
Interest expense	(8,496)	(7,335)	(10,745)
Interest income	15,744	14,665	8,295
Capitalized interest	1,330	294	506
Equity investments loss, net	(8,304)	(2,036)	(606)
Other, net	(275)	(203)	241

	(1)	5,385	(2,309)

Income / (Loss) before Income Taxes	(106,872)	146,456	154,234
Income Tax Benefit (Expense)	36,624	(53,891)	(56,241)

Net Income / (Loss)	$(70,248)	$92,565	$97,993

Basic Earnings / (Loss) per Common Share	$(1.31)	$1.72	$1.81

Diluted Earnings / (Loss) per Common Share	$(1.31)	$1.56	$1.65

Shares Used in Computing Basic Earnings / (Loss) per Common Share	53,693	53,864	54,117
Shares Used in Computing Diluted Earnings / (Loss) per Common Share	53,693	61,529	61,722

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	December 31,
	2007	2006

Current Assets:
Cash and cash equivalents	$189,259	$291,633
Restricted cash	24,756	10,920
Accounts receivable, net	15,677	7,603
Spare parts and supplies, net	26,598	23,717
Income tax receivable	37,081	8,863
Prepayments and other	9,013	6,058

Total Current Assets	302,384	348,794

Property and Equipment:
Owned property and equipment:
Flight equipment	233,237	215,958
Other	169,386	141,539

	402,623	357,497
Less: Accumulated depreciation	(139,044)	(113,195)

	263,579	244,302

Capital Leases:
Ground service equipment	4,338	4,338
Less: Accumulated amortization	(4,219)	(3,557)

	119	781

Total Property and Equipment	263,698	245,083

Investments in Other Entities	9,713	18,017
Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, net	12,789	12,789
Airport Operating Rights, net	3,440	3,691
Debt Issuance Cost, net	1,970	3,497
Other Assets, net	3,614	5,158

Total Assets	$597,608	$637,029

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	December 31,
STOCKHOLDERS' EQUITY	2007	2006

Current Liabilities:
Current maturities of long-term debt	$138,159	$1,668
Current maturities of capital lease obligations	217	821
Accounts payable	4,036	3,596
Accrued payroll and related costs	47,985	48,988
Accrued airport service costs	22,875	18,565
Accrued maintenance, materials and repair costs	19,406	17,701
Accrued tax costs (other than income tax)	11,434	8,917
Air traffic liability	18,213	—
Amounts due to Continental Airlines, net	4,726	3,522
Deferred income taxes	—	14,785
Accrued other liabilities	29,633	16,529

Total Current Liabilities	296,684	135,092

Long-term Debt	9,308	12,818

4.25% Senior Convertible Notes due 2023	—	137,200

Capital Lease Obligations	14	214

Deferred Income Taxes	49,662	38,030

Other Long-term Liabilities	9,500	9,361

Commitments and Contingencies – See Note 12

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding, respectively	—	—
Common stock - $.01 par, 200,000,000 shares authorized, and 55,138,692 and 54,653,942 shares issued, respectively	551	547
Additional paid-in capital	171,260	165,658
Accumulated earnings	71,786	142,349
Accumulated other comprehensive income	540	364
Common stock held in treasury, at cost 3,104,497 and 487,261 shares, respectively	(11,697)	(4,604)

Total Stockholders’ Equity	232,440	304,314

Total Liabilities and Stockholders’ Equity	$597,608	$637,029

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2007	2006	2005

Cash Flows from Operating Activities:
Income before dividends	$(70,248)	$92,565	$97,993
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(3,242)	3,961	2,018
Depreciation and amortization	29,251	25,771	26,992
Equity loss from investments in other entities	8,304	2,036	606
Stock based compensation	5,318	2,491	—
Other, Net	5,357	751	3,240
Changes in operating assets and liabilities:
Increase in restricted cash	(9,487)	—	(2,906)
(Increase) decrease in accounts receivable, net	(8,858)	(3,003)	1,732
(Increase) decrease in amounts due Continental Airlines, net	1,205	8,353	(16,071)
(Increase) decrease in spare parts and supplies, net	(4,630)	894	(944)
(Increase) decrease in income tax receivable	(28,219)	(8,863)	—
(Increase) decrease in prepayments and other assets	(602)	1,660	(696)
Increase (decrease) in accounts payable	440	(224)	321
Increase (decrease) in air traffic liability	18,213	—	—
Increase (decrease) in other liabilities	17,268	(7,680)	18,305

Net Cash Flows provided by (used in) Operating Activities	(39,930)	118,712	130,590

Cash Flows from Investing Activities:
Capital expenditures	(48,934)	(27,542)	(21,147)
Proceeds from the sale of property and equipment to Continental Airlines	—	397	901
Proceeds from disposition of equipment	—	—	1,826
Proceeds from the sale of short-term investments	—	—	18,650
Investments in and advances to equity ownerships	—	(6,414)	(20,984)
Investments in restricted cash	(4,349)	(2,009)	—

Net cash used in investing activities	(53,283)	(35,568)	(20,754)

Cash Flows from Financing Activities:
Repurchase of common stock	(8,013)	—	(5,643)
Payments on note payable to Continental Airlines	—	(17,545)	(81,259)
Payments on long-term debt and capital lease obligations	(5,023)	(1,642)	(6,708)
Redemption of note related to Series A Preferred Stock	—	—	5,000
Proceeds from issuance of common stock related to Employee Stock Purchase Plan	416	391	602
Proceeds from sale-leaseback transactions	—	—	15,268
Other	3,459	—	—

Net cash used in financing activities	(9,161)	(18,796)	(72,740)

Net Increase (Decrease) in Cash and Cash Equivalents	(102,374)	64,348	37,096
Cash and Cash Equivalents - Beginning of Year	291,633	227,285	190,189

Cash and Cash Equivalents - End of Year	$189,259	$291,633	$227,285

Supplemental Cash Flow Information:
Interest paid, net	$6,935	$7,186	$9,900
Income taxes paid (refunded) – including payments (refunds) under tax agreement with Continental Airlines	$(5,028)	$65,783	$51,751

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Treasury Stock
	Share	Amount	Share	Amount	Additional Paid-in Capital	Unearned Compensation on Restricted Stock	Accumulated Other Comprehensive Income/(Loss)	Accumulated Earnings (Deficit)	Total

Balance at December 31, 2004	54,375	544	2	(22)	162,418	(996)	—	(47,900)	114,044
Net Income / (Loss)	—	—	—	—	—	—	—	97,993	97,993
Issuance of common stock pursuant to stock plans	279	3	(8)	99	2,637	(2,126)	—	(11)	602
Cancellation of previously issued equity awards	—	—	10	(109)	—	36	—	—	(73)
Amortization of deferred compensation	—	—	—	—	—	1,568	—	—	1,568
Deferred compensation income tax effect	—	—	—	—	19	—	—	—	19
Stock repurchases	—	—	591	(5,643)	—	—	—	—	(5,643)

Balance at December 31, 2005	54,654	547	595	(5,675)	165,074	(1,518)	—	50,082	208,510
Net Income / (Loss)	—	—	—	—	—	—	—	92,565	92,565
Other Postretirement Employee Benefits, net of tax	—	—	—	—	—	—	364	—	364
Total Comprehensive Income	—	—	—	—	—	—	—	—	92,929
Issuance of common stock pursuant to stock plans	—	—	(126)	1,184	(631)	—	—	—	553
Cancellation of previously issued equity awards	—	—	18	(113)	12	—	—	—	(101)
Amortization of deferred compensation	—	—	—	—	(1,518)	1,518	—	—	—
Stock based compensation	—	—	—	—	2,707	—	—	(298)	2,409
Deferred compensation income tax effect	—	—	—	—	14	—	—	—	14

Balance at December 31, 2006	54,654	547	487	(4,604)	165,658	—	364	142,349	304,314
Net Income / (Loss)	—	—	—	—	—	—	—	(70,248)	(70,248)
Other Postretirement Employee Benefits, net of tax	—	—	—	—	—	—	176	—	176
Total Comprehensive Loss	—	—	—	—	—	—	—	—	(70,072)
Issuance of common stock pursuant to stock plans	485	4	(110)	1,074	(66)	—	—	—	1,012
Cancellation of previously issued equity awards	—	—	23	(154)	—	—	—	—	(154)
Stock based compensation	—	—	—	—	5,668	—	—	(315)	5,353
Stock repurchases	—	—	2,704	(8,013)	—	—	—	—	(8,013)

Balance at December 31, 2007	55,139	$551	3,104	$(11,697)	$171,260	$—	$540	71,786	$232,440

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with Holdings, as ExpressJet, , “we” or “us”).  Airlines currently operates a fleet of 274 aircraft.  As of December 31, 2007, we provided the following services:

            Contract Flying

•	205 aircraft for Continental Airlines (“Continental”) as Continental Express pursuant to a capacity purchase agreement (the “Continental CPA”);
•	10 aircraft for Delta Air Lines (“Delta”) as Delta Connection pursuant to a capacity purchase agreement (the “Delta CPA”);
•	9 aircraft in our Corporate Aviation division, which is dedicated to charter contracts and ad-hoc charter service.

            Branded Flying

•	39 aircraft under our own ExpressJet brand; and
•	11 aircraft for Delta pursuant to a prorate revenue agreement (the “Delta Prorate”) under which we share passenger revenue risk and incur pricing, scheduling and revenue management costs.

            Aviation Services includes our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as ExpressJet Services, LLC (“Services”), our wholly owned repair and overhaul subsidiary.   During the first half of 2007, we rebranded American Composites, LLC (“American Composites”) and InTech Aerospace Services, LP (“InTech”), our wholly owned subsidiaries, and Saltillo Jet Center (“Saltillo”), a majority-owned subsidiary, under the name ExpressJet Services.  These entities provide composite, sheet metal, paint, interior (including seat refurbishment) and thrust reverser repairs throughout our five facilities in the United States and Mexico.  Revenues are earned and recognized when we complete various jobs and bill our customers for the products and/or services delivered.

            Our primary business is flying 274 aircraft for various customers.  During 2007, we diversified our operations from flying solely for one customer to operating aircraft for multiple customers.  Prior to 2007, we derived substantially all of our revenues from our Continental Express operations.  In 2007, we continued developing our Services subsidiary and the Saltillo Jet Center.  In each of these areas, we believe that our operational excellence and our commitment to customer service are our greatest strengths.

            The airline industry is very competitive and has faced unprecedented challenges over the last few years; including enhanced security measures due to fear of terrorism, reduced traffic following the 2001 terrorist attacks involving commercial aircraft, a weak U.S. economy and record high fuel prices.  Some airlines have been able to use the bankruptcy process to restructure and lower their operating costs.  Additional pressures on airlines have come from potential consolidation among legacy carriers, the Internet as a distribution system and the growth of lower-cost carriers.

            Our relationship with Continental remains crucial to our success since 75% of our fleet continues to support Continental’s network.  We began 2008 rate discussions with Continental last September, with no resolution.  Continental advised us on February 28, that if we were unable to reach agreement by March 14, they may initiate arbitration proceedings again in accordance with the provisions of the Continental CPA.  We would also be able to initiate arbitration after March 14 if we thought it necessary.  As of the date of this filing neither party has triggered arbitration and we remain hopeful that it will not be necessary.  The Continental CPA sets forth procedures and a schedule that would likely result in a hearing and the issuance of a final decision by late second or early third quarter of 2008 if we were required to arbitrate.  ExpressJet would continue to be paid under the 2007 block hour rates during the arbitration and would expect the decision setting revised rates to be retroactive to January 1, 2008.  The outcome of our 2008 rate setting process is uncertain and may adversely impact our results and cash flows from operations if we are unable to negotiate reasonable terms with Continental.  See “Note 2 – Capacity Purchase Agreement with Continental” below for further discussion of 2008 rate discussions with Continental.

            We expect our Branded Flying to incur a significant loss for the full year 2008 as we commence its second year of flying in April 2008 and continue to establish our brand, refine our reservations and marketing, adjust our schedule appropriately, seek to increase our market share (or stimulate demand), manage our yields and minimize our exposure during seasonal peaks and valleys.  We continue to enhance our infrastructure to facilitate timely information and permit us to make better tactical decisions and mitigate our losses in underperforming markets. However, absent a combination of adverse factors outside of our control, such as a significant further deterioration of the U.S. economy, Continental’s inability to pay us pursuant to the terms of the existing capacity purchase agreement, further material increases in the cost of fuel, or industry consolidation, which could result in the formation of one or more airlines with greater financial resources than ours to compete more fiercely in the markets we operate, we believe that our Contract Flying will generate sufficient operating income to offset a significant portion of any loss from Branded Flying, subject to the considerations set forth below.

            We believe that the flexibility of our business platforms will enable us to sustain our liquidity and meet our financial obligations through 2008.  However, if sufficient losses in the Branded Flying segment continue we could remove from service a portion or all of the aircraft employed in this segment in 2008.  Our April 2008 schedule for ExpressJet Brand flying was adjusted in February 2008 in response to industry challenges and high fuel costs.  In addition to eliminating routes with weak demand, we plan to decrease aircraft utilization from 11 hours per day to 9 hours per day.  Total daily departures will decrease from 200 to 172 and overall capacity will be reduced approximately 11% from the capacity originally planned for 2008.   We believe these changes will increase yields on the remaining capacity in the remaining markets such that it will exceed the impact of the planned capacity reductions.

            As of December 31, 2007, we held $189 million in unrestricted cash and cash equivalents.  In early 2008, we invested approximately $65 million in auction rate securities (“ARS”) which are primarily backed by student loans that are guaranteed by the U.S. government and have AAA long-term ratings from Moody’s and Standard & Poor’s.  For a detailed list of our ARS, please see Exhibit 10.19.  The securities are held at Citigroup Global Markets, Inc., Banc of America Securities, LLC and Royal Bank of Canada Capital Markets.  While the contractual maturities of the underlying securities within these ARS fall in years maturing after 2015, each security has a reset period of either seven or 28 days.  Beginning February 11, 2008, auctions for these securities were not successful, resulting in our continuing to hold them and the issuers paying interest at the maximum contractual rate.  At this time, we have ceased purchasing additional ARS and have a standing sell order for our current ARS portfolio.  However, continued unsuccessful auctions could result in our holding our current ARS beyond their next scheduled auction reset dates, thereby limiting their short-term liquidity of these investments.  If liquidating these investments becomes necessary, we have received a level of commitment to borrow against some of our current ARS portfolio.

            We have significant financial obligations due in 2008.  We can satisfy the largest of these obligations, our convertible notes, with either cash, shares of our common stock, or a combination thereof.  For risks associated with settling the obligation in common stock, please refer to Item 1A, “Risk Factors”.  In addition, we are evaluating our options for meeting these obligations, including the possibility of a secured financing transaction permitting us to pay a substantial portion of the convertible notes in cash while maintaining a healthy cash balance and avoiding the dilution to equity that would result from a stock settlement of the convertible notes.  However, as our options to satisfy the convertible notes, as described above, depend on several factors outside of our control, we are also continuing to evaluate additional steps within our control that we could take if our ability to meet our obligations were impaired.  These include, individually or in combination if required:

•	reducing capital expenditures to only those required by law or operational necessities;
•	borrowing against or liquidating our ARS holdings, including at a discount if necessary;
•	selling assets, tangible or intangible, or subleasing the aircraft we lease from Continental;
•	transferring some or all of the aircraft currently dedicated to our ExpressJet brand flying to other operations, or grounding them entirely if circumstances so required.

            We believe that our existing liquidity, projected 2008 cash flows, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2008. However, as noted above, factors outside our control may dictate that we alter our current plans and expectations and could have a material adverse impact on us and our ability to sustain operations over the long term.

Note 1 – Summary of Significant Accounting Policies

              (a) Principles of Consolidation –

            The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Holdings and its subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

            On August 31, 2006, ExpressJet purchased the remaining 51% interest in American Composites, an aviation maintenance business in Miami, Florida, for $0.8 million in cash and the results of operations were consolidated in our financial statements beginning on September 1, 2006.  Prior to this date, we accounted for this investment under the equity method of accounting as prescribed by Accounting Principles Board Opinion No. 18 – “The Equity Method of Accounting for Investments in Common Stock.”

            During 2006, we invested $1.5 million for an 80% interest in Saltillo, an aircraft paint facility located in Saltillo, Mexico.  We invested $9.2 million for the construction of the hangar and office facilities from which the company conducts its operations.  As a result, we consolidated Saltillo beginning on August 1, 2006.

            In addition, we purchased InTech, an aircraft interior refurbishment company for $3.0 million in November 2005.

            (b) Use of Estimates –

            The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

            (c) Cash and Cash Equivalents –

            Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible into cash and have maturities of three months or less when purchased.  Restricted cash is our collateral for estimated future workers’ compensation claims, letters of credit, charter deposits and holdbacks with our credit card processors.

            (d) Accounts Receivables, net –

            Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts.  Our allowance for uncollectible accounts at the end of 2007 and 2006 was $0.4 million and $0.1 million

            (e) Spare Parts and Supplies, net –

            Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when used.  An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value.  These allowances are based on our estimates, which are subject to change.  Our allowance for obsolescence at December 31, 2007 and 2006 was $10.4 million and $9.8 million, respectively.

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

	Estimated Useful Life	Estimated Residual Value

Flight Equipment	5 to 25 years	0% to 15%
Ground property and equipment	2 to 30 years	0%
Capital lease - flight and ground	3 to 8 years	0%
Software	5 years	0%
Leasehold Improvements	Lease Term	0%

            Amortization related to assets under capital leases and operating leasehold improvements is included in our depreciation and amortization expense on the income statement.  We amortize assets under capital leases and operating leasehold improvements over the shorter of the asset life or lease term.

            The carrying amount of computer software was $21.9 million and $14.3 million at December 31, 2007 and 2006, respectively.  Depreciation expense related to computer software was $2.5 million, $2.1 million and $1.5 million for the years ending December 31, 2007, 2006 and 2005, respectively.

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

            As shown in the following table, our aircraft fleet consisted of 274 regional jets at December 31, 2007.  We currently lease or sublease all of our existing regional jet aircraft from Continental.  See “—Note 6.”  Our aircraft options as of December 31, 2007 are also shown below.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Commitments – Purchase Commitments.”

Type	Total Leased Aircraft	Options	Seats in Standard Configuration

ERJ-145XR	104	75	50
ERJ-145	140	—	50
ERJ-135	30	—	37

Total	274	75

Our next option exercise date is August 1, 2008.  If we do not exercise or extend our option as of this date, 25 options will expire.  Pursuant to our agreement with Embraer, the 75 options may be exercised for any type of aircraft within the ERJ-145 line of aircraft, which include the ERJ-135, ERJ-145 and the ERJ-145XR (“ERJ-145 Family”) at our discretion.

            (g) Intangible Assets –

            Reorganization Value in Excess of Amounts Allocable to Identifiable Assets represents primarily the amount that arose from Continental’s emergence from bankruptcy reorganization in 1993.  Effective January 1, 2002, we adopted and began to account for this asset in accordance with Statement of Financial Accounting Standard No. 142–“Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them.  Our goodwill is related to our Contract Flying segment.

            We evaluate the carrying value of this asset each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  We perform an impairment review on an annual basis, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Our review includes the acquisition, market-multiple and income approaches to valuation.  If this review indicates that our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets will not be recoverable, the carrying value is reduced to the fair value.  We performed this review during 2007, 2006 and 2005 and determined that we did not have any impairment of our Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.  Our annual impairment test is performed as of June 30 of each year.

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

            (i) Deferred Credits –

            Our spare part and flight training credits are primarily derived from our purchase agreement with Embraer.  All spare part credits are used to offset the purchase price of initial spare parts provisioning for our newly delivered aircraft.  Similarly, the flight training credits are used to pay for the initial simulator rent costs for our pilots.  These credits are recorded in long-term liabilities, with an offsetting entry to prepayments and other current assets or current accrued liabilities if we used more credits than the amount we are entitled to at year-end.  The deferred credits are amortized as a reduction to our aircraft rent expense over the life of the associated aircraft lease.  Amortization totaled $0.9 million for each 2007 and 2006.  The prepayments and other current assets or current accrued liabilities are reduced as the credits are used or as the remaining firm order aircraft are delivered.

            (j) Operating Revenue –

            Passenger Revenue.   We recognized our passenger revenue under the Continental CPA based on negotiated rates for each scheduled block hour Airlines flies for Continental.  The rates were designed to provide Airlines with a target operating margin of 10% before taking into account variations in some costs and expenses that are generally controllable by Airlines.  We also record other passenger revenues earned under the Continental CPA, such as percentage of completed flights, certain on-time departures and baggage handling.  See “– Note 2” for details of the block hour rates and the performance incentive payments.  Our passenger revenue is reconciled and settled with Continental on a monthly basis, except for the quarterly reconciliation of Airlines’ costs within the margin band as defined in the Continental CPA.  The rates we use to calculate our passenger revenue are based on our interpretation of the agreement.

            All fully reconciled costs incurred in connection with the Continental CPA are recorded as expense and revenue on a gross basis except for certain costs such as fuel costs above our fuel and related tax cap and facility rent at Continental’s hubs.  These costs are absorbed by Continental under the terms of the Continental CPA.  Consequently, we are not the primary obligor for these costs and accordingly, these costs are not recorded as either revenue or expense by us.

            For the Delta CPA, we receive a base rate for each completed block hour and departure and are reimbursed for certain pass-through costs.  We record the base rate and the reimbursements for pass-through costs as passenger revenue.

            For Branded Flying, tickets are sold and processed internally, with amounts due settled either by cash payments up front or pursuant to the terms of our agreements with various credit card service vendors.  Additionally, we accept flight coupons to carry passengers on our aircraft from other air carriers, which are then processed internally and settled on a monthly basis through an airline clearing house, as appropriate, or pursuant to the terms of various industry or codeshare agreements, such as the Delta Prorate.  We recognize passenger revenue when transportation is provided or when an unused ticket expires.  Nonrefundable tickets expire on the date of the intended flight, unless the date is extended by notification from the customer in advance of the intended flight. The amount of passenger ticket sales not yet recognized as revenue is included in our consolidated balance sheets as air traffic liability.

            We are also required to collect certain taxes and fees from the passengers on behalf of government agencies and remit these back to the applicable agency on a periodic basis.  These taxes and fees include U.S. federal transportation taxes, federal security charges, and airport passenger facility charges.  These items are collected from our customers at the time they purchase their tickets, but are not included in passenger revenue.  We record a liability upon collection from the customer and release the liability when payments are remitted to the applicable governmental agency.

            Ground Handling and Other.  We recognize our non-passenger revenue, ground handling and other revenues as services are provided.

            (k) Frequent Flyer Awards –

            We launched our frequent flyer program, JetSet, during 2007 to encourage repeat travel over our system.  Our frequent flyer program is based on trips flown rather than on mileage and JetSet customers earn a minimum of one credit for each one-way trip flown or two credits for each roundtrip flown.  The JetSet award ticket (“Award Ticket”) offers one free roundtrip award valid to any destination available on ExpressJet brand flying after the accumulation of 16 credits.

            Award Tickets are automatically generated when earned by the customer rather than allowing the customer to bank credits indefinitely.  Award Tickets must be used to purchase a ticket within 12-months after their issuance.  Award Tickets are capacity controlled and may not be available on peak travel dates. At December 31, 2007, the number of Award Tickets fully earned since April 1 was approximately 5,600 of which over 700 had been flown.  The liability at year end associated with the outstanding travel awards that are expected to be redeemed for free travel on ExpressJet as well as the expense associated with the awards claimed during 2007 was immaterial to our results of operations.  At this time, we recognize the liability as a component of other accrued liabilities in our consolidated balance sheet.

            (l) Segment Reporting –

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

            (m) Wages, Salaries and Related Expenses –

            As our collective bargaining agreements become amendable, we accrue for anticipated retroactive pay that we estimate will be due under the new contract.  We have three stock-based compensation plans: the ExpressJet Holdings, Inc. 2002 and 2007 Stock Incentive Plans and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan. The Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”. See “– Note 10” for further details.

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

            (n) Aircraft & Facilities Leases –

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

            (o) Maintenance and Repair Costs –

            Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, except for those maintenance costs covered by power-by-the-hour agreements, which are expensed based on contractual terms.  In 2007 and 2006, power-by-the-hour arrangements represented approximately 75% and 70%, respectively, of our maintenance, materials and repairs costs.

            (p) Income Taxes –

            Deferred income taxes, which are provided under the liability method, are determined based on differences between the financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws.  Operating losses for 2007 recorded as a receivable represent the amount which can be carried back and applied against previous years’ income.  The remaining operating losses which cannot be carried back and are dependent on the generation of future taxable income are recorded as a deferred tax asset.  A valuation allowance is provided on deferred tax assets if, based on available evidence, it is more likely than not that future tax benefits will not be realized.  See “– Note 7” for further information on income taxes.

            (q) Earnings / (Loss) per Share –

            We account for earnings per share in accordance with Statement of Financial Accounting Standard No. 128 — “Earnings per Share.” Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.  The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the years ended December 31, 2007, 2006, and 2005 (in thousands, except per share amounts):

	Year ended December 31,

	2007	2006	2005
Numerator:
Net income / (loss)	$(70,248)	$92,565	$97,993
Income impact of assumed conversion of convertible debt	—	3,662	3,656

	$(70,248)	$96,227	$101,649

Denominator:
Weighted average common shares outstanding	53,693	53,864	54,117
Effect of stock options	—	2	11
Effect of restricted stock	—	125	56
Assumed conversion of convertible debt	—	7,538	7,538

	53,693	61,529	61,722

Basic earnings / (loss) per share	$(1.31)	$1.72	$1.81

Diluted earnings / (loss) per share	$(1.31)	$1.56	$1.65

            We excluded 608,489 and 239,078 shares of restricted stock from the weighted average shares used in computing Basic EPS for the year ended December 31, 2007 and 2006, respectively, as these shares were not vested as of these dates.

            We adopted the Emerging Issues Task Force Issue No 04-08 – “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” on December 15, 2004.  As a result, we included the potential common stock equivalents related to our senior convertible notes in our computation of Diluted EPS and restated all prior periods in which the convertible notes were outstanding, as shown in the table above.

            Weighted average common shares outstanding for the Diluted EPS calculation also include the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 4.0 million, 2.3 million and 1.6 million shares of our common stock for the years ended December 31, 2007, 2006 and 2005, respectively, these options’ exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.2 million shares of restricted stock for the year ended December 31, 2005.
•	7.4 million shares of common stock equivalents for the assumed conversion of convertible debt for the year ended December 31, 2007.

            (r) Financial Instruments and Risk Management –

            Financial Instruments. Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, long-term secured debt to Export Development Canada (“EDC”), note payable to Continental (which has been repaid in full) and 4.25% senior convertible notes due 2023.  The carrying amount of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments.  As of December 31, 2007 and 2006, the fair value of our long-term secured debt to EDC was approximately $12.4 million and $14.7 million, respectively.  The fair value of our 4.25% senior convertible notes due 2023 was approximately $130.7 million and $127.9 million based on the quoted market price as of December 31, 2007 and 2006, respectively.

            Credit Risk Due to Certain Concentrations. We provide Continental the majority of its regional jet capacity at its hub airports, as well as additional non–hub service.  We are economically dependent upon Continental as most of our revenue and cash flows are received from Continental.  See Item 1A. “Risk Factors” for A detailed discussion of this and other risks.  If Continental defaults on the payment obligations it has to us under the Continental CPA or other agreements, then in addition to any other remedies we may have, we can offset the amount of the defaulted payments against the amounts we owe to Continental under any agreements in an amount corresponding to its defaulted payments.

            (s) Recently Issued Accounting Standards –

            In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“Statement 157”), which is effective for fiscal years beginning after November 15, 2007.  Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.On February 7, 2008, FASB decided to issue FASB Staff Position FAS 157-b which allows partial deferral of the effective date of Statement 157 for all nonfinancial assets and liabilities except for those that are recognized or disclosed in the financials at fair value on a recurring basis (at least annually).  We are currently evaluating the requirements of Statement 157 for all financial assets and liabilities (excluding those included in the deferral listed above) including confirming that our valuation policies are consistent with exit price as prescribed by Statement 157; however, we do not believe that it will have a material impact on our consolidated financial position or results of operations.  We currently expect the adoption of Statement 157 to have an impact on the valuation and disclosure of our investment in ARS that were entered into subsequent to December 31, 2007.

            (t) Reclassifications –

            Certain reclassifications have been made in prior years’ financial statements to conform to the current year presentation, including $2.5 million of operating revenue as of December 31, 2006 which was reclassed to other operating expenses on the consolidated statement of operations and a $2.0 million increase in restricted cash from net cash provided by operating activities to net cash used in investing activities on the consolidated statement of cash flows for the period ended December 31, 2006.

Note 2 – Capacity Purchase Agreement with Continental

            General.  We currently derive the majority of our revenue from the Continental CPA.  Under this agreement, Airlines operates flights on behalf of Continental as Continental Express.  Continental controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

            Under the Continental CPA, some marketing-related costs normally associated with operating an airline are borne by Continental.  These costs include:

•	reservations and sales;
•	commissions;
•	advertising;
•	revenue accounting;
•	fare and tariff filings; and
•	food and beverage service.

            On December 28, 2005, Continental gave us notice of its intention to withdraw 69 aircraft from the agreement beginning in December 2006 and ending in June 2007.  We subsequently decided to retain all 69 aircraft.  As of December 31, 2007, we had transitioned 69 aircraft from Continental.

            Compensation and Operational Responsibilities.  Under the agreement, Airlines is entitled to payment for each block hour that Continental schedules it to fly.  Payment is based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that are generally within our control.  In accordance with the agreement, the original cost components used in this formula remained in place until December 31, 2004, after which new rates were to be established annually with the same methodology.  We have exposure for most labor costs and some maintenance and general administrative expenses, if the actual costs are higher than those reflected in our block hour rates.

            Beginning in the fall of 2004, we began annual negotiations with Continental to adjust the scheduled block hour rates as required under the Continental CPA.  The agreement calls for rates to be set by November 1 of each year.  See the detailed discussion of the 2008 rate setting process below.

            Capacity and Fleet Matters.  Except for the withdrawal of two aircraft in late December 2006, the Continental CPA covered all of Airlines’ 274 aircraft during 2006.  As of December 31, 2007, 205 aircraft remain covered under our agreement with Continental.

            The Continental CPA also allowed us to be Continental’s exclusive regional jet service provider at Newark’s Liberty International, Houston’s Bush Intercontinental and Cleveland’s Hopkins International airports through December 31, 2006.  The Continental CPA also provides that Continental has the right to withdraw a limited number of our regional jets covered by the agreement under certain circumstances upon 12-months notice.  On December 28, 2005, Continental gave us a withdrawal notice with respect to 69 aircraft, the maximum number that it could withdraw at that time.  Under the terms of the agreement, Continental cannot withdraw additional aircraft until December 28, 2009 unless the agreement is terminated early, which Continental can do at any time upon 12-months notice.

            The Continental CPA has a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental to increase by 200 basis points if we retain aircraft released from the agreement.  See Item 1. “Business–Capacity Purchase and Other Agreements with Continental Airlines – Aircraft Financing.”

            We have options for 75 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  Our next option exercise date is August 1, 2008.  If we do not exercise or extend our option as of this date, 25 options will expire.  During 2005, Continental declined the right to include any of these option aircraft under the Continental CPA.  We retain the right to exercise them and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.

            So long as scheduled flights under the Continental CPA represent either at least 50% of all our scheduled flights or at least 200 of our aircraft are covered by the Continental CPA, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the Continental CPA above all of our other flights and aircraft.

            Term and Termination of Agreement and Remedies for Breach.  The Continental CPA is scheduled to expire on December 31, 2010.  At its sole election, Continental can extend the term of the agreement for up to four additional five-year terms through December 31, 2030 upon written notice delivered at least 24 months prior to the expiration of the initial term.  Continental’s first option to extend must be delivered to us by December 31, 2008.

            Continental may terminate the agreement at any time with 12-months notice, or for cause without notice.  “Cause” is defined as:

•	our bankruptcy;
•	suspension or revocation of our authority to operate as a scheduled airline;
•	cessation of our operations as a scheduled airline, other than as a result of a union-authorized labor strike or any temporary cessation not to exceed 14 days;
•	a union-authorized labor strike that continues for 90 days; or
•	our intentional or willful material breach that substantially deprives Continental of the benefits of the agreement and is not cured within 90 days of notice of the breach.

            Continental may also terminate the agreement at any time upon our material breach that does not constitute cause and continues for 90 days after we receive notice of the breach.  If we materially breach the agreement (including for cause) and, for breaches other than cause, fail to cure the breach within 60 days after we receive notice of the breach, we will have to pay Continental an amount equal to the expected margin contained in the block hour rates for scheduled flights from the 60th day (or immediately, without receipt of any notice, if the breach is for cause) until the breach is cured.  In addition, Continental may terminate the agreement immediately without notice or giving us an opportunity to cure if it makes a reasonable and good faith determination, using recognized standards of safety, that there is a material safety concern with our operation of any flight under the Continental CPA.

            If Continental materially breaches the agreement and fails to cure the breach within 60 days after we notify it of the breach, we will be entitled to obtain our payments directly from an airline clearing house from the 60th day until the duration of the default.  In addition, Continental and we are each entitled to seek damages and equitable remedies in arbitration.

            As discussed above, Continental has reduced the level of its commitment for our aircraft under the Continental CPA, which has reduced our revenue and earnings.  Furthermore, Continental leases from third parties a substantial portion of the aircraft and airport facilities that it subleases to us.  If Continental declared bankruptcy or otherwise defaulted under these leases, we would have no rights to these aircraft or facilities.  Our access to our aircraft and airport facilities would depend on negotiations between the lessors and us.

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

            2005 Rate Negotiation and Amendment.  As part of the 2005 rate negotiation, we agreed to cap Airlines’ prevailing margin at 10.0% to ensure the long-term stability of the Continental CPA.  Airlines also began including previously unreconciled costs, as discussed above, within the margin band, although it is not reimbursed if these costs are higher and cause its prevailing margin to fall below the 8.5% margin floor.  Airlines remained entitled to receive incentive payments from Continental if its rate of controllable cancellations was lower than its historical benchmark, but was no longer required to pay Continental a penalty for controllable cancellations unless the rate rises above 0.5%.  Airlines continued to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

            During 2005, Airlines’ quarterly reconciliation payments to Continental totaled $23.4 million, based on the terms of this agreement.  The table below describes how variations between Airlines’ actual costs and estimated costs, as determined in the block hour rates, have been treated under the Continental CPA since January 1, 2005:

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

(1)

Under our fuel purchase agreement with Continental, fuel and fuel tax expense are reconciled to the lower of the actual costs or the agreed-upon caps of 66.0 cents per gallon and 5.2 cents per gallon, respectively.  If the fuel purchase agreement with Continental were not in place, the fuel cost, including related taxes, would have been $2.43, $2.04 and $1.80 per gallon for the years ended December 31, 2007, 2006 and 2005 respectively.

(2)	Depreciation is reconciled for assets and capital projects accounted for in the Continental CPA or those approved by Continental outside of the Continental CPA.
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

            2006 Rate Setting.  Since 2005, Continental has proposed a number of amendments to the Continental CPA, which would have, among other things, significantly reduced the amount Continental pays us for the regional airline service we provide and would have dramatically reduced our rights to the aircraft.  We negotiated with Continental to try to reach an agreeable compromise.  Our board of directors, which typically meets five times a year, held 12 meetings in 2005, six of which were special meetings to consider Continental’s proposals and to formulate counterproposals.  Based on their evaluations, including the analysis of independent financial advisers, the board determined that the rates proposed by Continental would not be in the best interest of our stockholders and declined Continental’s proposal.  We made counterproposals that we believed addressed Continental’s concerns, but were fair to our stockholders as well.  However, to date, we have not been able to reach a long-term agreement.  In December 2005, Continental announced that it believed the rates under the Continental CPA had become too expensive and that it would terminate 25% of our flying under that agreement.  Although the Continental CPA contemplates a November 1 deadline for setting the following year’s rates, the 2006 scheduled block hour rates were finalized in April 2007 consistent with the methodology set forth in the agreements.

            2007 Rate Setting.  In 2006, Continental challenged our interpretation of the Continental CPA and sought to impose rates for 2007 that we believed were inconsistent with the methodology established in the agreement.  We were unable to agree on the 2007 rates and, in accordance with the terms of the Continental CPA, we submitted our dispute to binding arbitration.  The arbitration panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million (or less than 1.0% of our total Continental CPA operating revenue), which included the 10% target operating margin.  Although we believe our original rates were appropriate, we were pleased with the panel’s decision.  The 2007 scheduled block hour rates were finalized in October 2007, and we recorded our passenger revenue under the Continental CPA using the block hour rates determined by the panel for all of 2007.

            2008 Rate Setting.  We began 2008 rate discussions with Continental last September.  The Continental CPA contemplates a November 1 deadline for setting the rates; however, the parties agreed to extend the deadline.  Although we believed that we were nearing completion of the rate setting process, Continental advised us on February 28, that if we were unable to reach agreement by March 14, they might initiate arbitration proceedings again in accordance with the provisions of the Continental CPA.  We can also initiate arbitration if we think it necessary.  As of the date of this filing neither party has triggered arbitration and we remain hopeful that it will not be necessary.  Continental also advised us that it believes that it overpaid Airlines by $6 million in 2007 and $2.1 million in 2006.  We believe that if we were required to arbitrate these matters we would prevail.  However, we may not be successful in resolving these disputes without reducing our 2008 income.  We cannot currently predict the timing or the resolution of these matters.  Although we are hopeful that we can agree on rates and resolve Continental’s other claims without arbitration, there can be no assurance that we will be successful in doing so.

            If we are required to arbitrate, each party will select one arbitrator, and those two arbitrators will select the third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that will likely result in a hearing and the issuance of a final decision by late in the second or early in the third quarter of 2008.  ExpressJet will continue to be paid under the 2007 block hour rates during the arbitration process and expects the decision setting the revised rates to be retroactive to January 1, 2008.

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

            Contract Flying includes our Corporate Aviation (charter) division and our capacity purchase agreements with Continental and Delta.  Under Contract Flying, revenues are contractually determined with Continental, Delta and other parties, which helps insulate some of the underlying operating expenses, such as fuel.  Additionally, under these arrangements, we do not have the obligation to market, distribute or sell seats directly to passengers on our aircraft.

            Branded Flying consists of operating under our own brand and under the Delta Prorate.  Revenues for this flying are derived from our scheduled air services sold directly to passengers.  We are responsible for local market pricing, scheduling and revenue management, and the operation and maintenance of the aircraft.  Under the Delta Prorate, we earn a prorated portion of the fare plus an incentive for passengers connecting onto Delta’s network.

            Aviation Services include our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as Services, our wholly owned repair and overhaul subsidiary.  During the first half of 2007, we rebranded American Composites, InTech and Saltillo under the name ExpressJet Services.  These entities provide composite, sheet metal, paint, interior (including seat refurbishment) and thrust reverser repairs throughout our five facilities in the United States and Mexico.  Revenues are earned and recognized when we complete various jobs and bill our customers for the products and/or services delivered.

            A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 274 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  Additionally, due to the transition of our 69 aircraft released from the Continental CPA in 2007, we incurred approximately $13.5 million in transition expenses associated with painting, maintenance modifications and training to ready our operation for flying outside of the Continental CPA.  These costs were not included in our measurement of segment profitability as they are expected to be nonrecurring.  We believe that the presentation of our consolidated shared costs and transition costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  Consequently, the table below presents our operating revenues, including inter-segment revenues, and segment profits/(loss) generated per reportable segment for the year ended December 31, 2007.  We also included our reconciliation of the consolidated operating revenue to consolidated net loss before taxes and of our total assets at December 31, 2007.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Year ended December 31, 2007:
Revenue from customers	$1,471.5	$180.5	$41.0	$(7.5)	$1,685.5
Direct segment expenses	1,128.5	295.1	25.4	(7.5)	1,441.5

Segment profit / (loss)	$343.0	$(114.6)	$15.6	$—	$244.0
Shared expenses, including transition costs (1)					(350.9)
Interest expense					(8.5)
Interest Income					17.1
Other					(8.6)

Consolidated loss before income taxes					$(106.9)

Assets at December 31, 2007
Segment assets	$179.3	$36.5	$15.5	$—	$231.3
Other shared assets (2)					366.3
Total consolidated assets
					$597.6

(1) Some of the major components of shared expenses are maintenance labor – $76.9 million; general and administrative labor and related expenses – $95.8 million; other general and administrative expenses – $105.6 million; outside services – $44.5 million; and non-airport rentals – $14.6 million.  Transition costs incurred were approximately $13.5 million.

(2) Other shared assets include assets that are used across segments.

Note 4 –– Investments in Other Entities

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

	Carrying Amount of Investment at December 31, (in millions)
Company	2007	2006

Wing Holdings, LLC	$6.5	$14.8
Flight Services and Systems, Inc.	3.3	3.2

            We purchased a 49% interest in Wing Holdings, LLC (“Wing”) for $16.0 million in June 2005.  The carrying amount of our investment exceeded the amount of the company’s underlying equity by approximately $8.5 million at the time of our investment.  We evaluated the net book value of the company’s fixed assets as of June 30, 2005 and identified approximately a $1.9 million difference between net book value and fair value.  The majority of the difference is being amortized over the remaining average life of the assets identified.  As of December 31, 2007, the balance of the fair value difference, net of amortization, was approximately $0.9 million.  The remaining $6.6 million of our difference in the underlying investment is considered goodwill and thus is not amortized. We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary might include the length of time and extent to which the fair value of the investment has been less than the carrying amount of the equity investment, the near and longer-term operating and financial prospects of the entity and our longer-term intent of retaining the investment in the entity. Management’s assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.  If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.  During fourth quarter 2007, we evaluated and determined that the carrying value of our investment in Wing was other-than-temporarily impaired due to continuing net losses through 2007 and the projections of growth were no longer as aggressive as anticipated when we purchased this entity.  Therefore, we recognized an impairment charge of $7.0 million comprised primarily of the inherent goodwill.  These impairment charges were recognized as a decrease to our investment balance and corresponding equity loss.

            In January 2006, we purchased a 44% interest in Flight Services and Systems, Inc. (“FSS”) for $3 million.  At the same time, we loaned the company $1 million which was originally classified in Other Assets, net, on the consolidated balance sheet.  The note was due and payable in full on September 30, 2007, and provided that interest was due and payable quarterly on the 15th day following the close of each calendar quarter.  The note provided that if International Total Services, Inc. (“ITS”) (also owned by the non-ExpressJet owners of FSS) emerged from bankruptcy and FSS could utilize ITS’s federal income tax attributes through a transaction or series of transactions, then any unpaid balance of the note would be deemed paid in full as a contribution by us to the capital of FSS.  The loan interest rate was equal to the lesser of 7% per annum or the three-month LIBOR plus 150 basis points.  We have not received any additional interest payments since the one made on April 15, 2007, despite the fact that FSS did not satisfy all of the requirements under the note to convert the unpaid balance to equity.  We have accrued and reserved fully the interest payments that were due.  Additionally, in accordance with our rights under the note, we issued a default notice to FSS seeking payment of the past due interest plus the entire principal amount of the note.  FSS failed to make the payment of principal and interest in accordance with the terms of the default notice and we filed suit to collect the outstanding interest and principal due under the note.  As of December 31, 2007, we have verbally agreed on a resolution with FSS and the lawsuit is stayed pending execution of the final documents.  We anticipate a successful outcome and believe the receivable is realizable.

            Our proportionate shares of the results of operations from these entities are included in the line “Equity investment income (loss), net” on our consolidated statements of operations.

Note 5 –– Details of Certain Accounts

Accrued other liabilities consist of the following (in thousands):

	As of December 31,
	2007	2006

Flight operation related expenses	$10,396	$6,965
Marketing	10,000	—
Interest	2,530	2,586
Other	6,707	6,978

	$29,633	$16,529

Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2007	2006

Spare parts credit	$2,852	$3,116
Flight training credits	4,946	5,354
Other	1,702	891

	$9,500	$9,361

Note 6 –– Leases

            We lease or sublease all 274 of our aircraft under operating leases with lease terms ranging from 16 to 16.5 years from Continental. Our sublease agreements with Continental for the 205 aircraft remaining under the Continental CPA have substantially the same terms as the lease agreements between Continental and the third-party lessors, and expire between 2013 and 2022.  For the 205 aircraft operating under the Continental CPA, the table below reflects aircraft operating lease obligations beyond 2010; however, we cannot anticipate Continental’s election to extend the capacity purchase agreement nor our intent to retain the aircraft, as we have the first right of refusal beyond that time.  The agreements relating to the 69 aircraft removed from the Continental CPA have a provision for the interest rate implicit in calculating the scheduled lease payments we make to Continental to increase by 200 basis points.  This increase is included in the tables below.  Rental payments for each aircraft are fixed upon lease execution with no escalation clauses.  We also lease or sublease, under various operating leases, ground equipment and substantially all of our ground facilities, including facilities at public airports from Continental or the municipalities or agencies owning and controlling such airports.  Though the duration and terms of these leases vary greatly, we expect, in most cases, leases to be renewed or replaced by new leases as required in the normal course of business.  Our leases do not include residual value guarantees.

            At December 31, 2007, the scheduled future minimum lease payments under capital leases due to third-party lessors and the scheduled future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in millions):

		Operating Leases

	Capital Leases	205 Aircraft	69 Aircraft	Non- Aircraft	Totals

Year ending December 31, 2008	$0.2	$243.2	$104.8	$28.0	$376.2
2009	—	243.2	104.8	28.5	376.5
2010	—	243.2	104.8	28.8	376.8
2011	—	243.2	104.8	28.9	376.9
2012	—	243.2	104.8	28.2	376.2
Later years	—	1,144.9	830.8	61.7	2,037.4

Total minimum lease payments	$0.2	$2,360.9	$1,354.8	$204.1	$3,920.0

Less: amount representing interest	0.0

Present value of capital leases	0.2
Less: current maturities of capital leases	0.2

Long-term capital leases	$0.0

            Amortization of capital leases is included with depreciation expense as disclosed in the financial statements.

            Total rent expense was approximately $400.4 million, $377.4 million and $348.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, which includes non-aircraft rent expense of approximately $56.2 million, $45.0 million and $39.3 million.   Under subleases or leases within the Continental CPA, total rent expense was $277.2 million, $349.5 million and $323.3 million in 2007, 2006 and 2005, respectively.  Under subleases with Continental, total rental expense was $326.6 million, $315.1 million and $290.4 million for 2007, 2006 and 2005, respectively.

            If we defaulted on our payment obligations under our aircraft and facility leases or subleases with Continental, Continental would be entitled to reduce future payments to us under the Continental CPA by the amount of the defaulted payment.

Note 7 –– Long-term Debt

            As of December 31, 2007, long-term debt, including current maturities, totaled $147.5 million, which consisted of the 4.25% senior convertible notes and the secured debt owed to EDC.

            In July 2003, we completed an offering of $137.2 million aggregate principal amount of 4.25% convertible notes due 2023 with interest payable semi-annually.  Each holder has the right to require that we repurchase their notes on August 1, 2008, 2013 and 2018 (“Repurchase Dates”) at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  As one of the Repurchase Dates is within a year of December 31, 2007, we have reclassified these notes, with outstanding principal amounts of $134.7 million, net of our 2007 repurchases under our securities repurchase program as described below, from long-term debt to current liabilities.  We are evaluating our options to satisfy these notes should the holders require us to repurchase the notes in 2008, including the possibility of a secured financing transaction to raise the cash necessary to purchase the notes for cash.  At our option, we may pay the repurchase price in cash, shares of our common stock, or any combination thereof; however, we cannot provide assurance that sufficient financing can be obtained to satisfy the notes in cash.

            The notes are our general unsubordinated, unsecured obligations and are jointly and severally guaranteed on an unconditional basis by Airlines.  Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on Airlines’ ability to transfer funds to Holdings in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to its parent in certain circumstances.

            The notes are convertible into shares of our common stock at a conversion rate of 54.9451 shares per $1,000 in principal amount at maturity of the notes.  This conversion rate is subject to adjustment in certain circumstances.  Holders of the notes may convert all or a portion of their notes into shares of our common stock under the following circumstances: (i) at any time during or after any fiscal quarter commencing after September 30, 2003 if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the fiscal quarter prior to such quarter is greater than 120% of the conversion price per share of common stock on such last day; (ii) subject to certain exceptions, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes for each of the five trading days was less than 98% of the product of the closing sales price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes; (iii) if the notes have been called for redemption; or (iv) upon the occurrence of specified corporate transactions.  We have registered sufficient shares of our common stock to be issued upon conversion of these notes.  Additionally, we have the right to redeem the notes for cash, as a whole at any time or from time to time in part, beginning on August 4, 2008, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any.  If we elect to use shares of common stock to repurchase any notes, the number of shares will be equal to the repurchase price divided by 97.5% of the average closing sales price of our common stock for the five consecutive trading days ending on the third business day prior to the applicable Repurchase Date (adjusted to take into account the occurrence of certain events that would require adjustment of the conversion rate).  If the market value of our common stock deteriorated significantly at the time the convertible notes could be put to us, we might not have sufficient shares to fully settle the notes in stock and therefore, would settle the notes in a combination of stock and cash, which could require additional financing.

            As of December 31, 2007 and December 31, 2006, we estimated the fair value of our $134.7 million and $137.2 million (carrying value) fixed-rate debt to be $130.7 million and $127.9 million, respectively, based upon quoted market prices.  In addition, we made principal and required interest payments in 2007 in the amount of 8.4 million on our 4.25% senior convertible notes due 2023, of which 2.5 million related to principal.

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

            The amount of all scheduled debt maturities, due over the next five years and thereafter is as follows (in millions):

Year ending December 31,
2008	$138.2
2009	$3.5
2010	$3.5
2011	$2.4
2012	$—

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

	Condensed Consolidating Balance Sheet December 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$296,348	$6,036	$—	$302,384
Property and equipment, net	112	248,720	14,866	—	263,698
Investments in other entities	3,254	—	6,459	—	9,713
Other assets	15,760	5,907	146	—	21,813

Total assets	$19,126	$550,975	$27,507	$—	$597,608

Current liabilities	137,122	158,557	1,005	—	296,684
Intercompany payables (receivables)	(332,112)	326,233	5,879	—	—
Long-term debt	—	9,308	14	—	9,322
Other liabilities	(5,838)	66,992	(1,992)	—	59,162
Stockholders’ equity	219,954	(10,115)	22,601	—	232,440

Total liabilities and stockholders’ equity	$19,126	$550,975	$27,507	$—	$597,608

	Condensed Consolidating Balance Sheet December 31, 2006 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$37	$341,990	$6,902	$(135)	$348,794
Property and equipment, net	—	229,377	15,706	—	245,083
Investments in other entities	3,194	—	14,823	—	18,017
Other assets	22,737	7,285	473	(5,360)	25,135

Total assets	$25,968	$578,652	$37,904	$(5,495)	$637,029

Current liabilities	9,418	125,699	110	(135)	135,092
Intercompany payables (receivables)	(336,128)	330,838	5,290	—	—
Long-term debt	137,200	12,981	51	—	150,232
Other liabilities	—	52,412	339	(5,360)	47,391
Stockholders’ equity	215,478	56,722	32,114	—	304,314

Total liabilities and stockholders’ equity	$25,968	$578,652	$37,904	$(5,495)	$637,029

	Condensed Consolidating Results of Operations Year Ended December 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$1,676,905	$16,164	$(7,524)	$1,685,545
Operating expenses	1,121	1,777,668	21,192	(7,565)	1,792,416

Operating income / (loss)	(1,121)	(100,763)	(5,028)	41	(106,871)

Interest expense	(7,358)	(18,944)	(2)	17,808	(8,496)
Interest income	17,934	15,659	—	(17,849)	15,744
Capitalized interest	—	1,330	—	—	1,330
Equity investment income / (loss)	61	—	(8,365)	—	(8,304)
Other, net	83	(146)	(212)	—	(275)

Income / (loss) before income taxes	9,599	(102,864)	(13,607)		(106,872)
Income tax benefit / (expense)	(3,352)	35,887	4,089	—	36,624

Net income / (loss)	$6,247	$(66,977)	$(9,518)	$—	$(70,248)

	Condensed Consolidating Results of Operations Year Ended December 31, 2006 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$1,676,846	$9,542	$(4,232)	$1,682,156
Operating expenses	1,985	1,532,360	10,972	(4,232)	1,541,085

Operating income / (loss)	(1,985)	144,486	(1,430)	—	141,071

Interest expense	(5,913)	(19,225)	(5)	17,808	(7,335)
Interest income	18,029	14,444	—	(17,808)	14,665
Capitalized interest	—	294	—	—	294
Equity investment income / (loss)	194	—	(2,230)	—	(2,036)
Other, net	—	153	(356)	—	(203)

Income / (loss) before income taxes	10,325	140,152	(4,021)	—	146,456
Income tax benefit / (expense)	(3,675)	(50,764)	548	—	(53,891)

Net income / (loss)	$6,650	$89,388	$(3,473)	$—	$92,565

	Condensed Consolidating Results of Operations Year Ended December 31, 2005 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$1,562,746	$455	$(383)	$1,562,818
Operating expenses	2,255	1,403,700	703	(383)	1,406,275

Operating income / (loss)	(2,255)	159,046	(248)	—	156,543

Interest expense	(6,033)	(22,533)	13	17,808	(10,745)
Interest income	18,495	7,608	—	(17,808)	8,295
Capitalized interest	—	493	13	—	506
Equity investment income / (loss)	—	—	(606)	—	(606)
Other, net	—	241	—	—	241

Income / (loss) before income taxes	10,207	144,855	(828)	—	154,234
Income tax benefit / (expense)	(3,572)	(52,853)	184	—	(56,241)

Net income / (loss)	$6,635	$92,002	$(644)	$—	$97,993

	Condensed Consolidating Cash Flows Year Ended December 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(38,912)	$(1,018)	$—	$(39,930)
Investing activities	—	(54,275)	(29)	1,021	(53,283)
Financing activities	—	(9,126)	986	(1,021)	(9,161)

Net increase / (decrease) in cash	—	(102,313)	(61)	—	(102,374)
Cash at the beginning of the period	—	291,148	485	—	291,633

Cash at the end of the period	$—	$188,835	$424	$—	$189,259

	Condensed Consolidating Cash Flows Year Ended December 31, 2006 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$117,258	$(232)	$1,686	$118,712
Investing activities	(4,500)	(24,355)	(4,679)	(2,034)	(35,568)
Financing activities	(4,992)	(19,424)	5,272	348	(18,796)

Net increase / (decrease) in cash	(9,492)	73,479	361	—	64,348
Cash at the beginning of the period	9,492	217,669	124	—	227,285

Cash at the end of the period	$—	$291,148	$485	$—	$291,633

	Condensed Consolidating Cash Flows Year Ended December 31, 2005 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$112,395	$(2,442)	$20,637	$130,590
Investing activities	—	9,276	(27,030)	(3,000)	(20,754)
Financing activities	(11,999)	(72,699)	29,595	(17,637)	(72,740)

Net increase / (decrease) in cash	(11,999)	48,972	123	—	37,096
Cash at the beginning of the period	21,491	168,698	—	—	190,189

Cash at the end of the period	$9,492	$217,670	$123	$—	$227,285

Note 8 –– Income Taxes

            Income tax benefit / (expense) for the year ended December 2007, 2006 and 2005 consisted of the following (in millions):

	2007	2006	2005

Federal
Current	$33.0	$(50.1)	$(51.7)
Deferred	(0.8)	(2.2)	(1.5)
State:
Current	0.4	0.2	(2.5)
Deferred	4.0	(1.8)	(0.5)

Income Tax Benefit / (Expense)	$36.6	$(53.9)	$(56.2)

            The reconciliations of income tax computed at the United States federal statutory tax rates to income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Amount			Percentage

	2007	2006	2005	2007	2006	2005

	(in millions)
Income tax benefit / (expense) at United States statutory rates	$37.4	$(51.3)	$(53.9)	35.0%	35.0%	35.0%
State income tax benefit / (expense) (net of federal benefit)	2.0	(1.2)	(2.3)	1.9	0.8	1.5
Meals and entertainment disallowance	(1.9)	(1.6)	(1.7)	(1.8)	1.1	1.1
Other	(0.9)	0.2	1.7	(0.9)	(0.1)	(1.1)

Income tax benefit / (expense), net	$36.6	$(53.9)	$(56.2)	34.2%	36.8%	36.5%

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows (in millions):

	2007	2006

Deferred Tax Liabilities:
Fixed assets	$46.9	$46.1
Other	2.7	1.8

Gross deferred tax liabilities	$49.6	$47.9

Deferred Tax Assets:
International loss carryforwards	$1.2	$—
Federal loss carryforwards	4.6	—
Federal minimum tax credit carryforward	14.0	—
State loss carryforwards	10.9	5.3
Intangible assets	267.0	292.0
Other	15.3	9.6

Gross deferred tax assets	$313.0	$306.9

Valuation allowance / net tax agreement obligation to Continental	313.1	311.8

Net deferred tax liabilities	$(49.7)	$(52.8)

            As of December 31, 2007, we had an income tax receivable for $37.1 million.  This receivable primarily represents income tax refunds from prior years resulting from the carryback and application of 2007 operating losses against past years’ income.  We anticipate receiving this amount during 2008.

            All other potential income tax benefits from our 2007 operating losses are recorded as deferred tax assets as our ability to receive additional income tax benefits is dependent on our ability to generate taxable income in the future.  The amount of these deferred tax assets as of December 31, 2007 was $4.6 million of federal operating loss carryforwards, $14.0 federal minimum tax credit carryforwards, $1.2 million of international loss carryforwards and an additional $10.9 million of state loss carryforwards.  As of December 31, 2006, we had $5.3 million of state loss carryforwards.  See the table below for expiration dates of our net operating loss carryforwards (in millions):

	December 31, 2007	Statutory Carryforward Period	Expiration Year(s)

Net Operating Carryforwards
Federal Loss	$4.6	20	2027
Federal Credit	$14.0	No expiration	N/A
State Loss	$10.9	5 to 20	2009 to 2027
International Loss	$1.2	10	2016 to 2017

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

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  We made approximately $24.8 million of net payments to Continental under the tax agreement related to the additional tax deductions during 2006.  There were no payments made to Continental under the tax agreement during 2007.

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

            Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  As of December 31, 2007, there were no material unrecognized tax benefits or associated accrued interest and penalties under FIN 48.  The calendar tax years 2003 through 2006 remain subject to examination by the Internal Revenue Service.

Note 9 –– Preferred, Common and Treasury Stock

            Preferred Stock.  We have 10 million shares of authorized preferred stock, par value $0.1 per share.

            Common Stock.  We currently have one class of common stock, par value $.01 per share, with 55.1 million shares issued and 52.0 million shares outstanding.  Each share of common stock is entitled to one vote.  Common stockholders would participate ratably in any dividends or distributions on the common stock.

            Treasury Stock.  In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Purchases have been made from time to time in the open market; the timing of any share repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  Common stock acquired through the program is available for general corporate purposes.  The following table details annual activity under the share repurchase program.

	Shares Repurchased (in thousands)	Average Cost per Share

2007	2,705	$2.96
2006	—	$—
2005	591	$9.55

            Shares forfeited under our stock based compensation plans are held as treasury stock, which can be used to issue new restricted stock and to satisfy any exercises of stock options.

Note 10 –– Stock-Based Compensation Plans

            As of December 31, 2007, we had three stock-based compensation plans: the ExpressJet Holdings, Inc. 2002 and 2007 Stock Incentive Plans (the “Incentive Plans”) and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”).  These Incentive Plans provide that we may grant awards in the form of stock options or restricted stock to our non-employee directors, our employees or employees of our subsidiaries. The 2007 Incentive Plan also provides that we may grant awards in the form of performance units, stock appreciation rights, or any other right, interest or option related to shares or other property, including cash. The aggregate number of shares of our common stock that may be issued under the Incentive Plans may not exceed 3.2 million shares, subject to adjustments as provided in these Incentive Plans.  We have reserved 3.2 million shares of our common stock for issuance under this plan.  Options granted under these Incentive Plans have been awarded with exercise prices equaling the fair market value of the stock on the date of grant, vest over a four-year period for employees or a six-month period for non-employee directors and expire seven years after the date of grant in the case of employees and ten years after the date of grant in the case of directors.

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

            Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (“Statement 123(R)”) using the modified-prospective transition method.  Under that transition method, compensation cost recognized during the twelve months ended December 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not vested at January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated, which is consistent with the transition method selected.

            The fair value of Holdings’ options granted during 2007, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model, which requires us to make several assumptions.  The table below summarizes the weighted-average of these assumptions for the year ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Risk-free interest rate	4.7%	4.9%	3.9%
Dividend yield	—	—	—
Expected market price volatility of our common stock	49.3%	50.5%	55.0%
Expected life of options (years)	7.0	7.0	4.8

            The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant.  The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to pay them in the future.  The market price volatility of our common stock was based on historical volatility since April 23, 2002, the date of our initial public offering.  Our methodology is consistent with prior period volatility assumptions. The expected life of the options is based upon our anticipated expectations of exercise behavior since no options have been exercised since our initial public offering to provide relevant historical data.

            Based upon the assumptions above, the weighted-average fair value of the options granted during 2007, 2006 and 2005 was determined to be $3.48, $3.23 and $5.02.

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2007	2,702	$10.91	—	$—
Granted	2,128	6.12	—	—
Exercised	(5)	5.40	—	—
Forfeited or Expired	(73)	7.86	—	—
Outstanding at December 31, 2007	4,752	$8.82	7.70	$0.00
Exercisable at December 31, 2007	2,036	$12.39	5.89	$0.00

            A summary of the status of our unvested shares of restricted stock as of December 31, 2007, and changes during the 12-months ended December 31, 2007, is presented below:

Unvested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)

Unvested at January 1, 2007	237	$9.86	$1,923
Granted	508	6.06
Vested	(162)	8.75	856
Forfeited	(18)	6.63

Unvested at December 31, 2007	565	$6.86	$1,402

            As of December 31, 2007, there was $7.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.1 years.

            On May 7, 2003, our stockholders approved the ESPP, which authorized the sale of up to one million shares of our common stock.  We have reserved one million shares of our common stock for issuance under the ESPP.  Under the plan, all of our employees are eligible to purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of the semi-annual purchase period.  Our first purchase period began on July 1, 2003.  Employees may sell shares obtained under the ESPP six months after the end of the plan period in which the shares were purchased.  During 2007 and 2006, 83,492 and 75,081 shares, respectively, of our common stock were issued to our employees at prices ranging from $5.13 to $6.02 in 2007 and prices ranging from $5.87 to $6.88 in 2006.  In January 2008, we issued 126,502 shares of our common stock to our employees at $2.11 per share.

            The fair value of the purchase rights under the ESPP was also estimated using the Black-Scholes model with the following assumptions for 2007, 2006 and 2005, respectively: risk-free interest rate of 5.1%, 4.7% and 3.8%, dividend yield of 0%, expected volatility of Holdings’ stock of 50.8%, 53.2% and 60.8% and an expected life of six months.  The weighted-average fair value of each purchase right granted in 2007, 2006 and 2005 was $1.17, $2.31 and $2.51, respectively.

            Prior to the adoption of Statement 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  During the twelve months ended December 31, 2007, no significant stock options were exercised thus having no material effect on the cash flow statement.

            The following table illustrates the effect on net income and earnings per share assuming the compensation cost for our stock option, restricted stock and employee stock purchase plans were determined using the fair value method, prorated over the vesting periods in accordance with FIN 28, at the grant dates as required under SFAS 123R for the year ended December 31, 2005:

(in thousands, except for per share data)	2005

Net Income as Reported	$97,993
Add: Total stock-based compensation expense included in reported net income, net of taxes	973
Deduct: Total stock-based employee compensation expense determined under fair value	(4,635)

Pro forma	$94,331

Basic Earnings per Share:
As reported	$1.81

Pro forma	$1.74

Diluted Earnings per Share:
As reported	$1.65

Pro forma	$1.59

            On November 4, 2005, our board of directors approved accelerating the vesting of 669,750 unvested options currently held by employees, including executive officers, with exercise prices greater than $11.00 per share and extended the term of 868,500 employee options that had five-year terms to seven years.  These options were and remain out of the money, and the acceleration and extension were effective immediately.  No options held by non-employee directors were subject to acceleration or extension.  The acceleration of vesting reduces compensation expense upon the adoption of SFAS 123R.

Note 11 –– Employee Benefit Plans

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

            Effective October 1, 2004 for Airlines’ mechanics, who are represented by the International Brotherhood of Teamsters, and January 1, 2005 for all other employees, the 401(k) Plan was amended.  Under the amended plan, we offer the following benefits:

•	a service-based retirement match depending on the years of service from 4.0% up to 6.0% of pay per person, which vests over five years; and
•

a service-based retirement contribution depending on years of service and the terms of the collective bargaining agreements, as applicable.  Effective January 1, 2007, the retirement contribution vesting terms changed from a five-year cliff vesting schedule to a 5-year graded vesting schedule.

            For the years ended December 31, 2007, 2006 and 2005, our total expense for the defined contribution plan was $21.5 million, $19.5 million and $18.2 million, respectively.

            The ExpressJet Airlines, Inc. Profit Sharing Plan (the “Profit Sharing Plan”) was adopted effective January 1, 2002 and amended on February 17, 2005.  Under this plan, if Airlines achieves a 10% operating margin, the Profit Sharing Plan will pay out 5% of eligible base pay received during the year to our eligible employees, which excludes employees whose collective bargaining agreements provide otherwise and employees who participate in our management bonus program or any other bonus program designated by the Human Resources Committee of our Board.  Profit sharing expense for the years ended December 31, 2006 and 2005 was $9.2 million and $11.0 million, respectively.  Due to our consolidated net operating loss in 2007, no profit sharing expense was recognized.

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

            In December 2007 President Bush signed the Fair Treatment for Experienced Pilots Act (H.R. 4343) into law.  This law increases the mandatory retirement age of commercial pilots from 60 to 65.  As a result of this legislation we no longer are required to provide medical bridge coverage to our pilots between the ages of 60 to 65 and therefore, we have recorded a reduction in our liability and corresponding curtailment gain of $0.8 million.  Our liability for medical bridge coverage for employees at December 31, 2007 and 2006 was $2.5 million and $2.8 million, respectively.

Note 12 –– Commitments and Contingencies

            Capacity Purchase Agreement.  So long as Continental is our largest customer, if we enter into a capacity purchase or economically similar agreement with another major airline (defined as any airline with annual revenues greater than $500 million, prior to adjustment for inflation since 2000) to provide regional airline service for more than 10 aircraft on terms and conditions that are, in the aggregate, less favorable to us than those in the Continental CPA, the Continental CPA has a provision that may allow Continental to amend its agreement with us to conform to the terms and conditions of our new agreement.

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

            We began 2008 rate discussions with Continental last September.  The Continental CPA contemplates a November 1 deadline for setting the rates; however, the parties agreed to extend the deadline.  Although we believed that we were nearing completion of the rate setting process, Continental advised us on February 28, that if we were unable to reach agreement by March 14, they might initiate arbitration proceedings again in accordance with the provisions of the Continental CPA.  We can also initiate arbitration if we think it necessary.  As of the date of this filing neither party has triggered arbitration and we remain hopeful that it will not be necessary. Continental also advised us that it believes that it overpaid Airlines by $6 million in 2007 and $2.1 million in 2006.  We believe that if we were required to arbitrate these matters we would prevail.  However, we may not be successful in resolving these disputes without reducing our 2008 income.  We cannot currently predict the timing or the resolution of these matters.  Although we are hopeful that we can agree on rates and resolve Continental’s other claims without arbitration, there can be no assurance that we will be successful in doing so.

            If we are required to arbitrate, each party will select one arbitrator, and those two arbitrators will select the third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that will likely result in a hearing and the issuance of a final decision by late in the second or early in the third quarter of 2008.  ExpressJet will continue to be paid under the 2007 block hour rates during the arbitration process and expects the decision setting the revised rates to be retroactive to January 1, 2008.

            Purchase Commitments.  As of December 31, 2007, we had options for 75 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  Our next option exercise date is August 1, 2008.  If we do not exercise or extend our option as of this date, 25 options will expire.  During 2005, Continental declined the right to include any of these option aircraft in the Continental CPA.  We retain the right to exercise them and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

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

            We also have other contractual obligations of approximately $1.4 billion under our power-by-the-hour contracts with various service providers.  The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates.  Our level of operations, under the Continental CPA, is determined by Continental, which has exclusive scheduling authority over our fleet under the Continental CPA.  The level of operations inherent in the estimate is based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion and included operations for the 69 aircraft exiting the Continental CPA.  Forecasted payment rates are based on actual rates as of December 31, 2007 and increased annually according to the particular inflation indices detailed in each contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

            See a summary of all our contractual obligations in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Commitments – Contractual Obligations and Commercial Commitments.”

            General Guarantees and Indemnifications.  Pursuant to the Continental CPA, we indemnify Continental for certain of our actions and it indemnifies us for some of its actions.

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

            Employees.  As of December 31, 2007, approximately 65% of our employees were covered by collective bargaining agreements.  Our contracts with our pilots, dispatchers, flight attendants, and mechanics will be amendable in December 2010, July 2009, August 2010 and August 2009, respectively.  Our contract with our production workers does not have a term but salaries are typically renegotiated each year.  Our other employees are not covered by collective bargaining agreements.

            Credit Card Holdback.  Under our American Express credit card processing agreement, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our consolidated balance sheet, totaled approximately $3.6 million as of December 31, 2007.  The funds held back by American Express are interest-bearing and are subsequently made available to us as air travel is completed.

            The agreement with our Visa and MasterCard processor also contains financial triggers that require, among other things, that we maintain certain financial ratios and levels of operating income and unrestricted cash.  The level of credit card holdback is subject to adjustments based on specific financial triggers as discussed in the preceding sentence.  As of December 31, 2007, we did not meet some of the financial ratios set forth in the agreement.  As a result, we were subject at that time to a 50% holdback of our Visa and MasterCard advance ticket sales.   This holdback, which is included in restricted cash in our consolidated balance sheet, totaled approximately $4.9 million as of December 31, 2007.  Upon re-measurement in March 2008, our holdback requirement increased to 100%.  We anticipate this could increase our holdback amount to approximately $18 million in 2008 initially.  The funds held back are interest-bearing and will be made available to us as air travel is completed.

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

Note 13 – Related Party Transactions

            The following is a summary of significant related party transactions that occurred during the three years ended December 31, 2007, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

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

•

Certain customer services such as ground handling.  Charges related to these services were approximately $67.6 million, $78.7 million and $75.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

•

Centralized services and infrastructure costs, such as technology and some transaction processing.  Charges related to these services were approximately $5.1 million, $8.1 million and $8.7 million for the years ended December 31, 2007, 2006, and 2005, respectively.

            Under our amended master facility and ground handling agreement with Continental, rent expenses are allocated to us at the airport locations where Airlines operates.  Additionally, all terminal facility rents at the hub airports are now borne by Continental and Airlines pays for incremental rent at other Continental–managed locations unless Continental does not operate any aircraft there.  In these situations, Airlines is responsible for the rent expense.  At locations Airlines manages, rent is allocated between Continental and Airlines based on the number of respective passengers.  At common locations for Branded Flying and Continental, Airlines has agreed to allocate the cost of common items based on monthly departures.

            Revenue earned from Continental, including both the Continental CPA and our fixed rate ground handling revenue, was $1.4 billion, $1.7 billion and $1.6 billion for the years ended December 31, 2007, 2006, and 2005, respectively.

            We also have related-party transactions between us (including our subsidiaries) and our equity investees or Continental.  The following quantifies such activities:

•	During 2007 and 2006, InTech, a wholly owned subsidiary of Holdings, reported sales to Continental totaling $1.3 million and $1.1 million, respectively.
•	During 2007 and 2006, Wing Holdings, in which Holdings owns a non-controlling interest, provided approximately $1.9 million and $0.9 million, respectively, worth of services to Airlines.
•	During 2007 and 2006, Flight Services & Systems, in which Holdings owns a non-controlling interest, provided approximately $1.9 million and $1.4 million worth of services to Airlines.

            We had approximately $1.2 million and $1.0 million of receivables from our employees as of December 31, 2007 and 2006, respectively.  These receivables are related to uniforms, flight benefit charges and membership fees that are paid back to us through payroll deductions and do not include any of our officers.

Note 14 – Subsequent Event

            We have no other material subsequent events, other than those disclosed elsewhere in our footnotes above.

Note 15 – Selected Quarterly Financial Data (Unaudited)

            Unaudited summarized financial data by quarter for 2007 and 2006 is as follows (in millions, except per share data):

	March 31,	June 30,	September 30,	December 31,

2007
Operating revenue	$412.6	$395.6	$441.3	$436.0
Operating income	14.3	(42.7)	(36.7)	(41.8)
Non-operating income, net	2.1	3.0	1.5	(6.6)
Net income	10.2	(26.4)	(22.3)	(31.7)
Basic earnings per share(1)	$0.19	$(0.49)	$(0.41)	$(0.60)
Diluted earnings per share(2)	$0.18	$(0.49)	$(0.41)	$(0.60)

2006
Operating revenue	$406.5	$420.1	$429.2	$426.4
Operating income	37.3	35.6	34.6	33.6
Non-operating expense, net	0.7	1.6	1.8	1.3
Net income	23.8	23.3	22.7	22.8
Basic earnings per share(1)	$0.44	$0.43	$0.42	$0.42
Diluted earnings per share(2)	$0.40	$0.39	$0.38	$0.39

(1)

The sum of the individual quarterly earnings per share does not agree with year-to-date net income per share as each quarterly computation is based on the weighted average number of shares outstanding during that period.

(2)

See detailed reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS at - Note 1 - Summary of Significant Accounting Policies - (q) Earnings / (Loss) per Share."

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

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of December 31, 2007.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

            The information required by Item 10 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2008 annual stockholders meeting.

Item 11. Executive Compensation

            The information required by Item 11 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2008 annual stockholders meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by Item 12 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2008 annual stockholders meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

            The information required by Item 13 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2008 annual stockholders meeting.

Item 14. Principal Accounting Fees and Services

            The information required by Item 14 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2008 annual stockholders meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements are included in Part II, Item 8. "Financial Statements and Supplementary Data":

(a)	(1)		Financial Statements

		•	Report of Management
		•	Report of Independent Registered Public Accounting Firm
		•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
		•	Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2007
		•	Consolidated Balance Sheets as of December 31, 2007 and 2006
		•	Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2007
		•	Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2007
		•	Notes to Consolidated Financial Statements

	(2)		Financial Statement Schedules:

		•	Report of Independent Registered Public Accounting Firm
		•	Schedule II - Valuation and Qualifying Accounts

            All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

Exhibit Number			Description

3.1		—	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2		—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K dated May 24, 2007, File No. 1-31300).
4.1		—	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-64808, the “S-1”).
4.2		—

Rights Agreement among the Company, Continental Airlines, Inc. ("Continental") and Mellon Investor Services LLC, as Rights Agent, including form of Rights Certificate, dated April 1, 2002 (incorporated by reference to Exhibit 4.2 to the Company's report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-31300, the "Q102 10-Q").

4.2	(a)	—

First Amendment to Rights Agreement, dated December 13, 2006 (incorporated by reference to Exhibit 4.2 (a) to the Company’s report on Form 10-K for the year ended December 31, 2006, File No. 1-31300, the “2006 10-K”).

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

10.1	(e)	—	Fifth Amendment to the CPA dated April 14, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-31300).
10.2		—	Master Facility and Ground Handling Agreement (the "Facility Agreement") among the Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.2 to the S-1).
10.2	(a)	—	First Amendment to the Facility Agreement dated November 1, 2003 (incorporated by reference to Exhibit 10.2(a) to the 2003 10-K).
10.2	(b)	—	Revised Exhibit D to Master Facility and Ground Handling Agreement dated December 1, 2006 (incorporated by reference to Exhibit 10.2(b) to the 2006 10-K).
10.3		—	Amended and Restated Administrative Support and Information Services Provisioning Agreement dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the 2004 10-K).
10.4		—	Initial Public Offering Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.4 to the Q102 10-Q).
10.5		—	Employee Benefits Separation Agreement (the "Separation Agreement") among the Company, XJT, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Q102 10-Q).
10.5	(a)	—	First Amendment to the Separation Agreement dated March 27, 2003 (incorporated by reference to Exhibit 10.5 to the Q103 10-Q).
10.5	(b)	—	Second Amendment to the Separation Agreement dated December 9, 2003 (incorporated by reference to Exhibit 10.6(b) to the 2003 10-K).
10.5	(c)	—	Third Amendment to the Separation Agreement dated June 24, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-31300).
10.5	(d)	—	Fourth Amendment to the Separation Agreement dated June 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-31300).
10.6		—

Amended and Restated Tax Agreement among the Company, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-31300).

10.7		—	2002 Stock Incentive Plan (the "2002 SIP") (incorporated by reference to Exhibit 10.8 to the Q102 10-Q). (2)
10.7	(a)	—	Form of Employee Stock Option Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.8(a) to the S-1). (2)
10.7	(b)	—	Form of Outside Director Stock Option Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.8(b) to the S-1). (2)

10.7	(c)	—

Form of Employee Restricted Stock Option Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-31300, the “Q204 10-Q”). (2)

10.7	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.2 to the Q204 10-Q). (2)
10.8		—	ExpressJet Holdings, Inc. 2007 Stock Incentive Plan (the "2007 SIP") (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated May 23, 2007, File No. 1-31300). (2)
10.8	(a)	—	Form of Employee Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(a) to the Company’s Registration Statement on Form S-8, Reg. No. 333-143249, the “S-8”). (2)
10.8	(b)	—	Form of Outside Director Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(b) to the S-8). (2)
10.8	(c)	—	Form of Employee Restricted Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(c) to the S-8. (2)
10.8	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(d) to the S-8). (2)
10.8	(e)	—	ExpressJet Holdings, Inc. 2007 Long Term Incentive Program adopted under the 2007 SIP. (2) (3)
10.8	(f)		Form of award under the 2007 Long Term Incentive Program. (2) (3)
10.9		—	Management Bonus Plan as amended and restated through May 23, 2007 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated May 23, 2007, File No. 1-31300). (2)
10.10		—	Supplemental Retirement Plan as amended and restated effective May 5, 2004 (incorporated by reference to Exhibit 10.3 to the Q204 10-Q). (2)
10.11		—	ExpressJet Holdings, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006, File No. 1-31300). (2)
10.11	(a)	—	Form of Participation Agreement under the ExpressJet Holdings, Inc. Long Term Incentive Plan (included with Exhibit 10.11). (2)
10.11	(b)	—	First Amendment to Long Term Incentive Plan dated as of September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Q307 10-Q). (2)
10.12		—	Employment Agreement among the Company, Continental and James B. Ream (incorporated by reference to Exhibit 10.9 to the S-1). (2)
10.12	(a)	—	Letter Agreement among the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to Exhibit 10.9(a) to the Q102 10-Q). (2)
10.12	(b)	—	Amendment to Mr. Ream's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.12(b) to the 2004 10-K). (2)

10.13		—	Employment Agreement among the Company, Continental and Frederick S. Cromer (incorporated by reference to Exhibit 10.10 to the S-1). (2)
10.13	(a)	—	Letter Agreement among the Company, Continental and Mr. Cromer dated April 24, 2002 (incorporated by reference to Exhibit 10.10(a) to the Q102 10-Q). (2)
10.13	(b)	—	Amendment to Mr. Cromer's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.13(b) to the 2004 10-K). (2)
10.14		—	Employment Agreement among the Company, Continental and Charles R. Coble. (2) (3)
10.14	(a)	—	Letter Agreement among the Company, Continental and Mr. Coble dated April 24, 2002. (2) (3)
10.14	(b)	—	Amendment to Mr. Coble's Employment Agreement dated March 14, 2005. (2) (3)
10.15		—	Employment Agreement among the Company, Continental and James E Nides. (2) (3)
10.15	(a)	—	Letter Agreement among the Company, Continental and Mr. Nides dated April 24, 2002. (2) (3)
10.15	(b)	—	Amendment to Mr. Nides’s Employment Agreement dated March 14, 2005. (2) (3)
10.16		—	Employment Agreement between the Company and Scott R. Peterson as amended and restated through March 14, 2005 (incorporated by reference to Exhibit 10.15 to the 2004 10-K). (2)
10.17		—

Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and its non-employee directors (incorporated by reference to Exhibit 10.1 to the Company’s report of Form 10-Q for the quarter ended September 30, 2004, File No. 1-31300). (2)

10.18		—	Schedule of compensation payable to the Company’s non-employee directors. (2) (3)
10.19		—	Schedule of auction-rate securities held. (3)
10.20		—

Agreement by and among the Company, Hayman Investments, L.L.C., Hayman Advisors, L.P., Hayman Capital Master Fund, L.P. and J. Kyle Bass, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated March 17, 2008, File No. 1-31300).

10.21		—

Consulting Agreement by and among the Company and William F. Loftus dated March 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K dated March 17, 2008, File No. 1-31300).

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

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: March 19,2008	By:	/s/ Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2008.

Signatures	Capacity

/s/ JAMES B. REAM James B. Ream	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ FREDERICK S. CROMER Frederick S. Cromer	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ LAMPHUNG NGO-BURNS LamPhung Ngo-Burns	Staff Vice President and Controller (Principal Accounting Officer)
/s/ SALVATORE J. BADALAMENTI * Salvatore J. Badalamenti	Director
/s/ GEORGE R. BRAVANTE, JR. * George R. Bravante, Jr.	Director
/s/ JANET M. CLARKE* Janet M. Clarke	Director
/s/ KIM A. FADEL* Kim A. Fadel	Director
/s/ JUDITH R. HABERKORN* Judith R. Haberkorn	Director
/s/ T. PATRICK KELLY* T. Patrick Kelly	Director
/s/ BONNIE S. REITZ* Bonnie S. Reitz	Director

* By:	/s/ SCOTT R. PETERSON
Scott R. Peterson Attorney in Fact March 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

            We have audited the consolidated financial statements of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 19, 2008 (included elsewhere in this Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                            ERNST & YOUNG LLP

Houston, Texas

March 19, 2008

EXPRESSJET HOLDINGS, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2006, and 2007
(In thousands)

	Allowance for Doubtful Receivables	Allowance for Obsolescence	Deferred Tax Asset Valuation Allowance (1)

Balance, December 31, 2004	$99	$8,458	$362,038
Additions charged to expense	7	1,840	—
Deductions from reserve (2)	(7)	(1,350)	(25,266)
Other (3)	—	153	(1,966)

Balance, December 31, 2005	99	9,101	334,806
Additions charged to expense	24	1,496	—
Deductions from reserve (2)	—	(837)	(23,853)
Other	—	—	826

Balance, December 31, 2006	123	9,760	311,779
Additions charged to expense	414	1,675	1,031
Deductions from reserve (2)	(178)	(989)	—
Other	—	—	243

Balance, December 31, 2007	$359	$10,446	$313,053

(1)	The deferred tax asset valuation allowance includes the net tax agreement obligation to Continental.
(2)

“Deductions from reserve” related to the allowance for obsolescence consists of entries made to remove spare parts with zero net book value from our general ledger.  “Deductions from reserve” related to the deferred tax asset valuation allowance are related to payments made to Continental under the tax agreement.

(3)

“Other” related to the deferred tax asset valuation allowance for 2005 is related to the adjustment of the fair value of the tax basis of our tangible and intangible assets as described in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 8.”

INDEX TO EXHIBITS
OF EXPRESSJET HOLDINGS, INC.

Exhibit Number			Description

3.1		—	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2		—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's report on Form 8-K dated May 24, 2007, File No. 1-31300).
4.1		—	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Reg. No. 333-64808, the “S-1”).
4.2		—

Rights Agreement among the Company, Continental Airlines, Inc. ("Continental") and Mellon Investor Services LLC, as Rights Agent, including form of Rights Certificate, dated April 1, 2002 (incorporated by reference to Exhibit 4.2 to the Company's report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-31300, the "Q102 10-Q").

4.2	(a)	—

First Amendment to Rights Agreement, dated December 13, 2006 (incorporated by reference to Exhibit 4.2 (a) to the Company’s report on Form 10-K for the year ended December 31, 2006, File No. 1-31300, the “2006 10-K”).

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

10.1	(e)	—	Fifth Amendment to the CPA dated April 14, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-31300).
10.2		—	Master Facility and Ground Handling Agreement (the "Facility Agreement") among the Company, Airlines and Continental dated January 1, 2001 (incorporated by reference to Exhibit 10.2 to the S-1).
10.2	(a)	—	First Amendment to the Facility Agreement dated November 1, 2003 (incorporated by reference to Exhibit 10.2(a) to the 2003 10-K).
10.2	(b)	—	Revised Exhibit D to Master Facility and Ground Handling Agreement dated December 1, 2006 (incorporated by reference to Exhibit 10.2(b) to the 2006 10-K).
10.3		—	Amended and Restated Administrative Support and Information Services Provisioning Agreement dated March 11, 2005 (incorporated by reference to Exhibit 10.1(d) to the 2004 10-K).
10.4		—	Initial Public Offering Agreement between the Company and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.4 to the Q102 10-Q).
10.5		—	Employee Benefits Separation Agreement (the "Separation Agreement") among the Company, XJT, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Q102 10-Q).
10.5	(a)	—	First Amendment to the Separation Agreement dated March 27, 2003 (incorporated by reference to Exhibit 10.5 to the Q103 10-Q).
10.5	(b)	—	Second Amendment to the Separation Agreement dated December 9, 2003 (incorporated by reference to Exhibit 10.6(b) to the 2003 10-K).
10.5	(c)	—	Third Amendment to the Separation Agreement dated June 24, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-31300).
10.5	(d)	—	Fourth Amendment to the Separation Agreement dated June 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-31300).
10.6		—

Amended and Restated Tax Agreement among the Company, Airlines and Continental dated April 17, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-31300).

10.7		—	2002 Stock Incentive Plan (the "2002 SIP") (incorporated by reference to Exhibit 10.8 to the Q102 10-Q). (2)
10.7	(a)	—	Form of Employee Stock Option Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.8(a) to the S-1). (2)
10.7	(b)	—	Form of Outside Director Stock Option Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.8(b) to the S-1). (2)

10.7	(c)	—

Form of Employee Restricted Stock Option Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-31300, the “Q204 10-Q”). (2)

10.7	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.2 to the Q204 10-Q). (2)
10.8		—	ExpressJet Holdings, Inc. 2007 Stock Incentive Plan (the "2007 SIP") (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated May 23, 2007, File No. 1-31300). (2)
10.8	(a)	—	Form of Employee Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(a) to the Company’s Registration Statement on Form S-8, Reg. No. 333-143249, the “S-8”). (2)
10.8	(b)	—	Form of Outside Director Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(b) to the S-8). (2)
10.8	(c)	—	Form of Employee Restricted Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(c) to the S-8. (2)
10.8	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(d) to the S-8). (2)
10.8	(e)	—	ExpressJet Holdings, Inc. 2007 Long Term Incentive Program adopted under the 2007 SIP. (2) (3)
10.8	(f)		Form of award under the 2007 Long Term Incentive Program. (2) (3)
10.9		—	Management Bonus Plan as amended and restated through May 23, 2007 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated May 23, 2007, File No. 1-31300). (2)
10.10		—	Supplemental Retirement Plan as amended and restated effective May 5, 2004 (incorporated by reference to Exhibit 10.3 to the Q204 10-Q). (2)
10.11		—	ExpressJet Holdings, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006, File No. 1-31300). (2)
10.11	(a)	—	Form of Participation Agreement under the ExpressJet Holdings, Inc. Long Term Incentive Plan (included with Exhibit 10.11). (2)
10.11	(b)	—	First Amendment to Long Term Incentive Plan dated as of September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Q307 10-Q). (2)
10.12		—	Employment Agreement among the Company, Continental and James B. Ream (incorporated by reference to Exhibit 10.9 to the S-1). (2)
10.12	(a)	—	Letter Agreement among the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to Exhibit 10.9(a) to the Q102 10-Q). (2)
10.12	(b)	—	Amendment to Mr. Ream's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.12(b) to the 2004 10-K). (2)

10.13		—	Employment Agreement among the Company, Continental and Frederick S. Cromer (incorporated by reference to Exhibit 10.10 to the S-1). (2)
10.13	(a)	—	Letter Agreement among the Company, Continental and Mr. Cromer dated April 24, 2002 (incorporated by reference to Exhibit 10.10(a) to the Q102 10-Q). (2)
10.13	(b)	—	Amendment to Mr. Cromer's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.13(b) to the 2004 10-K). (2)
10.14		—	Employment Agreement among the Company, Continental and Charles R. Coble. (2) (3)
10.14	(a)	—	Letter Agreement among the Company, Continental and Mr. Coble dated April 24, 2002. (2) (3)
10.14	(b)	—	Amendment to Mr. Coble's Employment Agreement dated March 14, 2005. (2) (3)
10.15		—	Employment Agreement among the Company, Continental and James E Nides. (2) (3)
10.15	(a)	—	Letter Agreement among the Company, Continental and Mr. Nides dated April 24, 2002. (2) (3)
10.15	(b)	—	Amendment to Mr. Nides’s Employment Agreement dated March 14, 2005. (2) (3)
10.16		—	Employment Agreement between the Company and Scott R. Peterson as amended and restated through March 14, 2005 (incorporated by reference to Exhibit 10.15 to the 2004 10-K). (2)
10.17		—

Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and its non-employee directors (incorporated by reference to Exhibit 10.1 to the Company’s report of Form 10-Q for the quarter ended September 30, 2004, File No. 1-31300). (2)

10.18		—	Schedule of compensation payable to the Company’s non-employee directors. (2) (3)
10.19		—	Schedule of auction-rate securities held. (3)
10.20		—

Agreement by and among the Company, Hayman Investments, L.L.C., Hayman Advisors, L.P., Hayman Capital Master Fund, L.P. and J. Kyle Bass, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated March 17, 2008, File No. 1-31300).

10.21		—

Consulting Agreement by and among the Company and William F. Loftus dated March 17, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K dated March 17, 2008, File No. 1-31300).

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