Form 10-Q
period 2008-03-31
EXPRESSJET HOLDINGS INC
filed 2008-05-06
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ X ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X ]

As of May 2, 2008, 51,856,425 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,

	2008	2007

Operating Revenue:
Passenger..........................................................	$437,029	$404,973
Ground handling and other....................................	11,139	7,585

	448,168	412,558

Operating Expenses:
Wages, salaries and related costs........................	114,606	104,983
Aircraft fuel and related taxes................................	97,986	53,586
Aircraft rentals.....................................................	86,758	84,583
Maintenance, materials and repairs.......................	55,646	48,553
Other rentals and landing fees...............................	29,687	28,377
Ground handling..................................................	26,011	24,224
Outside services..................................................	16,719	14,892
Marketing and distribution.....................................	11,891	2,920
Depreciation and amortization...............................	8,638	6,512
Other operating expenses.....................................	35,209	29,588

	483,151	398,218

Operating Income / (Loss).........................................	(34,983)	14,340

Nonoperating Income (Expense):
Impairment charge on investment..........................	(13,661)	—
Interest expense..................................................	(2,355)	(1,800)
Interest income....................................................	2,363	3,894
Capitalized interest..............................................	400	175
Equity investments loss, net.................................	(685)	(98)
Other, net...........................................................	80	(58)

	(13,858)	2,113

Income / (Loss) before Income Taxes.........................	(48,841)	16,453
Income Tax Benefit (Expense)...................................	17,534	(6,286)

Net Income / (Loss)..................................................	$(31,307)	$10,167

Basic Earnings / (Loss) per Common Share................	$(0.61)	$0.19

Diluted Earnings / (Loss) per Common Share..............	$(0.61)	$0.18

Shares Used in Computing Basic Earnings / (Loss) per Common Share...................................................	51,278	53,956
Shares Used in Computing Diluted Earnings / (Loss) per Common Share...................................................	51,278	61,713

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31,	December 31,
	2008	2007

	(Unaudited)
Current Assets:
Cash and cash equivalents.......................................	$88,212	$189,259
Restricted cash.......................................................	38,377	24,756
Short-term investments.............................................	51,414	—
Accounts receivable, net...........................................	18,765	15,677
Spare parts and supplies, net....................................	27,031	26,598
Income tax receivable...............................................	37,081	37,081
Prepayments and other............................................	9,803	9,013

Total Current Assets.............................................	270,683	302,384

Property and Equipment:
Owned property and equipment:
Flight equipment...................................................	233,042	233,237
Other...................................................................	171,022	169,386

	404,064	402,623
Less: Accumulated depreciation............................	(146,480)	(139,044)

	257,584	263,579
Capital Leases:
Ground service equipment.......................................	4,359	4,338
Less: Accumulated amortization...........................	(4,342)	(4,219)

	17	119

Total Property and Equipment................................	257,601	263,698

Investments in Other Entities.........................................	9,028	9,713
Reorganization Value In Excess of Amounts Allocable to Identifiable Assets, net................................................	12,789	12,789
Airport Operating Rights, net..........................................	3,378	3,440
Debt Issuance Cost, net................................................	1,126	1,970
Other Assets, net.........................................................	3,548	3,614

Total Assets.........................................................	$558,153	$597,608

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2008	December 31, 2007

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt.......................................	$134,659	$138,159
Current maturities of capital lease obligations.........................	3	217
Accounts payable................................................................	6,780	4,036
Accrued payroll and related costs..........................................	50,381	47,985
Accrued airport service costs................................................	21,023	22,875
Accrued maintenance, materials and repair costs...................	19,052	19,406
Accrued tax costs (other than income tax).............................	10,023	11,434
Air traffic liability..................................................................	25,662	18,213
Amounts due to Continental Airlines, net................................	2,610	4,726
Accrued other liabilities........................................................	34,666	29,633

Total Current Liabilities......................................................	304,859	296,684

Long-term Debt.........................................................................	8,648	9,308

Capital Lease Obligations..........................................................	13	14

Deferred Income Taxes..............................................................	33,340	49,662

Other Long-term Liabilities.........................................................	9,239	9,500

Commitments and Contingencies – See Note 7

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding, respectively..........................	—	—
Common stock - $.01 par, 200,000,000 shares authorized, and 55,138,207 and 55,138,692 shares issued, respectively........	551	551
Additional paid-in capital.......................................................	172,548	171,260
Accumulated earnings ..........................................................	39,435	71,786
Accumulated other comprehensive income.............................	540	540
Common stock held in treasury, at cost 3,249,227 and 3,104,497 shares, respectively.........................................	(11,020)	(11,697)

Total Stockholders’ Equity.................................................	202,054	232,440

Total Liabilities and Stockholders’ Equity............................	$558,153	$597,608

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2008	2007

Net Cash Flows provided by (used in) Operating Activities..........................	(36,650)	38,161

Cash Flows from Investing Activities:
Purchase of short-term investments........................................................	(65,075)	—
Capital expenditures..............................................................................	(2,802)	(11,669)
Investments in restricted cash................................................................	(1,830)	(11,199)

Net cash used in investing activities........................................................	(69,707)	(22,868)

Cash Flows from Financing Activities:
Repurchase of common stock................................................................	(730)	—
Payments on long-term debt and capital lease obligations.........................	(4,374)	(98)
Proceeds from issuance of common stock related to Employee Stock Purchase Plan..........................................................................	1,305	45
Proceeds from short term financing.........................................................	9,109	—

Net cash used in financing activities......................................................	5,310	(53)

Net Increase (Decrease) in Cash and Cash Equivalents............................	(101,047)	15,240
Cash and Cash Equivalents - Beginning of Year.........................................	189,259	291,633

Cash and Cash Equivalents - End of Period...............................................	$88,212	$306,873

Supplemental Cash Flow Information:
Interest paid, net...................................................................................	$3,169	$2,921
Income taxes paid (refunded) – including payments (refunds) under tax agreement with Continental Airlines.......................	$(1,202)	$2,407

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with Holdings, as “ExpressJet”, “we” or “us”).  Our primary business is the operation of 274 aircraft.  As of March 31, 2008, we flew aircraft in the following services for various customers:

            Contract Flying

•	205 aircraft for Continental Airlines (“Continental”) as Continental Express pursuant to a capacity purchase agreement (the “Continental CPA”);
•	10 aircraft for Delta Air Lines (“Delta”) as Delta Connection pursuant to a capacity purchase agreement (the “Delta CPA”); and
•	9 aircraft in our Corporate Aviation division, which is dedicated to charter contracts and ad-hoc charter service.

            Branded Flying

•	39 aircraft under our own ExpressJet brand; and
•	11 aircraft for Delta pursuant to a prorate revenue agreement (the “Delta Prorate”) under which we share passenger revenue risk and incur pricing, scheduling and revenue management costs.

            Aviation Services includes our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as ExpressJet Services, LLC (“Services”), our wholly owned repair and overhaul subsidiary.  Under Services’ brand, we provide composite, sheet metal, interior (including seat refurbishment) and thrust reverser repairs, as well as aircraft painting, throughout our five facilities in the United States and Mexico.  Revenues are earned and recognized when we complete various jobs and bill our customers for the products and/or services delivered.

            In each of the businesses described above, we believe that our operational excellence and our commitment to customer service are our greatest strengths.

            The airline industry is very competitive and has faced unprecedented challenges over the last few years; including enhanced security measures following the 2001 terrorist attacks involving commercial aircraft, demand fluctuation due to terrorism, war, and epidemics (actual and feared), a weak U.S. economy and record high fuel prices.  Some airlines have been able to use the bankruptcy process to restructure and lower their operating costs.  Additional pressures on airlines have come from potential consolidation among legacy carriers, the Internet as a distribution system and the growth of lower-cost carriers.

            Our relationship with Continental remains crucial to our success since 75% of our fleet continues to support Continental’s network.  We began 2008 rate discussions with Continental last September, but have not finalized our rates for 2008 to date.  Continental advised us in February, that if we were unable to reach agreement by March 14, they might initiate arbitration proceedings as they did in 2007 in accordance with the provisions of the Continental CPA.  We also have the right to initiate arbitration if we think it necessary.  As of the date of this filing, neither party has done so.  The Continental CPA sets forth procedures and a schedule that would likely result in a hearing and the issuance of a final decision by early third quarter of 2008 if we were required to arbitrate.  Consistent with prior year practices, we will continue to be paid under the current prevailing block hour rates during the rate setting process, including during the arbitration period.  We would expect any decision-setting revised rates to be retroactive to January 1, 2008.  The outcome of our 2008 rate setting process is uncertain and may adversely impact our results and cash flows from operations.  See “Note 2 – Capacity Purchase Agreement with Continental” below for further discussion of 2008 rate discussions with Continental.  On April 7, 2008, Continental advised us that they intend on exercising their right under the CPA contract and remove 51 aircraft, beginning in December 2009, and that they do not intend on renewing the contract upon expiration in December 2010.  Additionally, Continental advised us that they had tentatively agreed to terms of a new capacity purchase agreement with Skywest Airlines, subject to the completion of an acquisition by Skywest of the Company.  For further discussion, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Formation of Special Committee; SkyWest Offer; Continental Intentions”.

            We expect our Branded Flying to incur a significant loss for the full year 2008.  We began our second year of ExpressJet flying in April 2008 and continue to establish our brand, refine our reservations and marketing, adjust our schedule appropriately, seek to increase our market share, stimulate demand, manage our yields, seek partnering opportunities (code-share, frequent flyer plan), and minimize our exposure during seasonal peaks and valleys.  Although we believe we have made good progress, record high fuel prices have made it extremely difficult to operate profitably—for us as well as other airlines.  We continue to enhance our infrastructure to facilitate timely information and permit us to make better tactical decisions and mitigate our losses in underperforming markets. However, absent a combination of adverse factors outside of our control, such as a significant further deterioration of the U.S. economy, Continental’s inability to pay us pursuant to the terms of the existing capacity purchase agreement, further material increases in the cost of fuel, or industry consolidation, which could result in the formation of one or more airlines with greater financial resources than ours to compete more fiercely in the markets we operate.

            We believe that the flexibility of our business platforms will enable us to sustain our liquidity and meet our financial obligations through the first quarter of 2009.  However, if sufficient losses in the Branded Flying segment continue, we could remove a portion of the aircraft employed in this segment from service in 2008.  If circumstances required it, we could cease Branded Flying altogether.  We reduced our April and June 2008 schedules in response to industry conditions, particularly fuel.  For June 2008, our total daily departures will decrease from an average of 169 to 160 and overall capacity will be reduced approximately 5% from the current schedule.  This will decrease the aircraft allocated to ExpressJet brand flying from 39 to 34.  These aircraft will be utilized in our Delta Prorate and Corporate Aviation operations.

            In early 2008, we invested approximately $65 million in auction rate securities (“ARS”).  The ARS are primarily backed by student loans guaranteed by the U.S. government and have AAA long-term ratings from Moody’s and Standard & Poor’s.  While the contractual maturities of the underlying securities occur in years maturing after 2015, each security has a reset period of either seven or 28 days.  Beginning in February 2008, auctions for ARS failed; and have continued to fail, resulting in our continuing to hold them.  However, continued unsuccessful auctions could result in our holding our current ARS beyond the next scheduled auction reset dates, thereby limiting their short-term liquidity.  If liquidating these investments becomes necessary and the market for the notes has not yet recovered, we may borrow against our current ARS or sell them.  We have ceased investing in ARS and have a standing order to sell our current ARS.  As we cannot predict when the market will recover and need to avail ourselves the flexibility to sell our ARS in the next 12 months, we have evaluated and classified, in accordance with accounting guidance our ARS as short-term investments and recognized an other-than-temporary impairment of $13.7 million.  See further discussion in Note 1 – “Summary of Significant Accounting Policies” below.

            We have significant financial obligations due in 2008.  We can satisfy the largest of these obligations, our convertible notes, with either cash, shares of our common stock, or a combination thereof.  For risks associated with settling the notes in common stock, please refer to the Risk Factors section in our 2007 10-K.  We are evaluating our options for meeting these obligations, including the possibility of a secured financing transaction permitting us to pay a substantial portion of the convertible notes in cash while maintaining a healthy cash balance and avoiding the dilution to equity that would result from a stock settlement of the notes.  However, as our options to satisfy the convertible notes, as described above, depend on several factors outside of our control, we are also continuing to evaluate additional steps within our control that we could take if our ability to meet our obligations were impaired.  These include, individually or in combination if required:

•	reducing capital expenditures to only those required by law or operational necessities;
•	borrowing against or liquidating our ARS holdings;
•	selling assets, tangible or intangible, or subleasing the aircraft we lease from Continental;
•	transferring some or all of the aircraft currently dedicated to our ExpressJet brand flying to other operations, or grounding them entirely if circumstances so required.

            We believe that our existing liquidity and projected 2008 cash flows, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2008.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

            The interim financial information is unaudited, but reflects all adjustments necessary, in our opinion, to provide a fair presentation of our financial results for the interim periods presented.  These adjustments are of a normal, recurring nature.  In addition, all intercompany transactions have been eliminated in consolidation.  Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  These interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto contained in our 2007 10-K.

Note 1 – Summary of Significant Accounting Policies

            The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Holdings and its subsidiaries.  All material intercompany transactions have been eliminated in consolidation.  The following are changes to the accounting policies and estimates described in our 2007 10-K.

            Frequent Flyer Awards.  We launched our frequent flyer program, JetSet, during 2007 to encourage repeat travel on our ExpressJet brand network.  Our frequent flyer program is based on trips flown rather than on mileage and JetSet customers earn a minimum of one credit for each one-way trip flown or two credits for each roundtrip flown.  The JetSet Award Ticket (“Award Ticket”) offers one free roundtrip award valid to any destination available on our ExpressJet brand flying after the accumulation of 16 credits.

            We account for our frequent flyer program using a deferred revenue model which results in us recording the fair value of the outstanding credits which is based on a blended rate charged to third parties for equivalent awards.  While we believe that some amount of these credits will not be redeemed, estimating the amount of redemption requires significant management judgment.  We currently do not have enough history to assess and substantiate the credits which will not be redeemed so we record the liability at the gross amount and will recognize breakage at expiration.  Changes to program rules and redemption opportunities may result in material changes to the deferred revenue balance, as well as recognized revenue from the JetSet program.

            At March 31, 2008, the cumulative outstanding number of credits was approximately 238,000.  We have recorded deferred revenue of $3.6 million for these credits.

            Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (FASB”) issued FASB Statement No. 157, Fair Value Measurements (“Statement 157”), which is effective for fiscal years beginning after November 15, 2007.  Statement 157 defines fair value, establishes a framework for measuring it and expands disclosures about assets and liabilities measured at fair value.  We adopted the provisions of Statement 157 as of January 1, 2008 for our financial assets and liabilities.  However, the FASB deferred the effective date of Statement 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis until 2009.

            The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three tiers of fair value input are defined below:

•	Level 1 – inputs to the valuation methodology which are quoted prices in active markets for identical assets or liabilities;
•

Level 2 – inputs to the valuation methodology which are quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the assets or liabilities; and

•	Level 3 – inputs to the valuation methodology which are unobservable and significant to the fair value measurement.

            As of March 31, 2008, we held cash equivalents and short-term investments of ARS that were required to be measured at fair value.  We used the market approach to value our cash equivalents (see below for a discussion of our ARS).  The market approach uses prices and other relevant information generated by market transactions involving identical assets.

            In February 2008, we invested in $65 million of auction rate security investments which are classified as available-for-sale securities and reflected at fair value.  For further information on our ARS, please see the introduction to the notes above.  The fair value of our ARS are estimated using a discounted cash flow valuation model as of March 31, 2008.  Our valuation model considers, among other items, the collateralization underlying the ARS, the creditworthiness of our counterparties, the timing of expected future cash flows, and a discount rate which accounts for the liquidity issue associated with the current market conditions.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  As we cannot predict when the market will recover and need to avail ourselves the flexibility to sell our ARS in the next 12 months, including at a value below par, we have evaluated and classified, in accordance with accounting guidance our ARS as short-term investments and recognized an other-than-temporary impairment of $13.7 million.

            As of March 31, 2008, we continue to earn interest on all of our auction rate securities.  Any future decrease in fair value related to these instruments that we deem to be temporary would be recorded to accumulated other comprehensive income.  If we determine that any future decline in value was other than temporary, it would be recognized as a charge to earnings as appropriate.

            Assets that we measure at fair value on a recurring basis are shown below (in thousands):

	As of March 31, 2008 Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3

Cash equivalents..............................	$86,999	$86,999	$—	$—
Short-term investments.....................	51,414	—	—	51,414
Total...............................................	138,413	86,999	—	51,414

            The following table presents our ARS which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in Statement 157 at March 31, 2008 (in thousands):

As of March 31, 2008

Balance at 12/31/2007.................................................................................	$—
Purchases..................................................................................................	65,075
Total impairment charges (Included in earnings) .............................................	(13,661)
Balance at 3/31/2008..................................................................................	51,414
Total Losses for the period included in earnings attributable to realized losses relating to assets still held at 3/31/2008...................................................	(13,661)

Note 2 – Capacity Purchase Agreements

            Continental CPA.  Under this agreement, Airlines is entitled to payment for each block hour that Continental schedules it to fly.  Payment is based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that are generally within our control.  The original cost components used in this formula remained in place through December 2004, after which new rates were to be established annually with the same methodology.  We have exposure for most labor costs and some maintenance and general administrative expenses if actual costs are higher than those budgeted in our block hour rates.  For a detailed description of the terms of the Continental CPA, please see Item 1. “Business – Continental Capacity Purchase and Other Agreements” in our 2007 10-K.

            We began 2008 rate discussions with Continental last September, but have not finalized our rates for 2008 to date.  Continental advised us in February, that if we were unable to reach agreement by March 14, they might initiate arbitration proceedings as they did in 2007 in accordance with the provisions of the Continental CPA.  We also have the right to initiate arbitration if we think it necessary.  As of the date of this filing, neither party has done so.  Continental has advised us that it believes that it overpaid Airlines by $4.2 million in 2007 net of a year-end rebate returned to Continental of $1.8 million and $2.1 million in 2006.  We believe that if we were required to arbitrate these matters we would prevail.  However, we may not be successful in resolving these disputes without reducing our 2008 income.  We cannot currently predict the timing or the resolution of these matters.  Although we are hopeful that we can agree on rates and resolve Continental’s other claims without arbitration, there can be no assurance that we will be successful in doing so.

            If we are required to arbitrate, each party will select one arbitrator, and those two arbitrators will select the third arbitrator to complete the panel.  The Continental CPA sets forth procedures and a schedule that would likely result in a hearing and the issuance of a final decision by early in the third quarter of 2008.  Consistent with prior year practices and in agreement with Continental, we will continue to be paid under the prior year’s prevailing block hour rates during the rate setting process, including during the arbitration period.  We would expect any decision-setting revised rates to be retroactive to January 1, 2008.  Accordingly, our revenue recognition is subject to estimates regarding the ultimate block hour rates as that will be agreed to for certain costs under the contract and the resolution of certain claims made by Continental.  Although we are hopeful we can agree on rates and resolve Continental’s other claims without an adverse effect on us, there can be no assurance that we will be successful in doing so.  Subsequent to March 31, 2008, we received additional communication from Continental.  For further discussion, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Formation of Special Committee; SkyWest Offer; Continental Intentions”.

            Delta CPA.  The Delta CPA covers 10 Embraer ERJ-145XR aircraft that were placed into service during June 2007.  Delta is responsible for scheduling, marketing, pricing and revenue management on the aircraft and collects all passenger revenues.  Airlines operates, maintains and finances the aircraft.

            Airlines receives a base rate for each completed block hour and departure and is reimbursed for certain pass-through costs which are primarily schedule-driven costs such as fuel and landing fees.  Airlines has the ability to earn incentives for meeting or exceeding completion benchmarks and maintaining high Department of Transportation rankings for on-time arrivals and other aspects of customer satisfaction.  These incentives are settled on a monthly and semi-annual basis.  For the three months ended March 31, 2008, we met all of our monthly incentive metrics.

            The Delta CPA is scheduled to end at the second anniversary of each aircraft’s in-service date (June 2009).  At the end of the initial two-year service term, Delta will have the right to extend the term of the Delta CPA for up to two additional one-year terms on the same terms and conditions by providing Airlines with written notice no less than 180 days from the end of the two year service term.

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

            Aviation Services include our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as the worked performed under Services brand.  As described above that work includes composite, sheet metal, paint, interior (including seat refurbishment) and thrust reverser repairs throughout our five facilities in the United States and Mexico.  Revenues are earned and recognized when we complete various jobs and bill our customers for the products and/or services delivered.

            A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 274 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  Consequently, the table below presents (in thousands) our operating revenues, including inter-segment revenues, and segment profits/(loss) generated per reportable segment for the three months ended March 31, 2008.  We also included our reconciliation of the consolidated operating revenue to consolidated net loss before taxes and of our total assets at March 31, 2008.  For the three months ended March 31, 2007 we had no significant operations other than in the contract flying segment and as such all of our results were attributable to that operation.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Three months ended March 31, 2008:
Revenue from customers.............................	$365,674	$72,870	$11,200	$(1,576)	$448,168
Direct segment expenses............................	275,380	118,084	6,177	(1,576)	398,065

Segment profit / (loss).............................	$90,294	$(45,214)	$5,023	$—	$50,103
Shared expenses (1)					(85,086)
Impairment charge on investments................					(13,661)
Interest expense.........................................					(2,355)
Interest Income...........................................					2,763
Other.........................................................					(605)

Consolidated loss before income taxes.........					$(48,841)

Assets at December 31, 2007
Segment assets.........................................	$175,580	$37,923	$14,930	$—	$228,433
Other shared assets (2)................................					329,720
Total consolidated assets .......................
					$558,153

(1) Some of the major components of shared expenses are maintenance labor – $20.3 million; general and administrative labor and related expenses – $24.0 million; other general and administrative expenses – $26.9 million; outside services – $11.2 million; and non-airport rentals – $2.7 million.

(2) Other shared assets include assets that are used across segments.

Note 4 – Earnings / (Loss) Per Share

            We account for earnings per share in accordance with Statement of Financial Accounting Standard No. 128 — “Earnings per Share.” Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.  The following table sets forth the reconciliation of the numerator and denominator of basic EPS to the numerator and denominator of diluted EPS for the three months ended March 31, 2008 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income / (loss)............................................................	$(31,307)	$10,167
Income impact of assumed conversion of convertible debt......	—	915

	$(31,307)	$11,082

Denominator:
Weighted average common shares outstanding....................	51,278	53,956
Effect of stock options and restricted stock outstanding........	—	219
Assumed conversion of convertible debt...............................	—	7,538

	51,278	61,713

Basic earnings / (loss) per share.........................................	$(0.61)	$0.19

Diluted earnings / (loss) per share.......................................	$(0.61)	$0.18

            We excluded 636,708 and 249,509 shares of restricted stock from the weighted average shares used in computing basic EPS for the three months ended March 31, 2008 and 2007, respectively, as these shares were not vested as of these dates.

            Weighted average common shares outstanding for the diluted EPS calculation include the potential common stock equivalents related to our senior convertible notes, the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 4.6 million and 2.1 million shares of our common stock for the three months ended March 31, 2008 and 2007, respectively since the exercise prices exceeded the average market price of the common shares for the respective periods;

•	0.3 million shares of restricted stock for the three months ended March 31, 2008; and
•	7.2 million shares of common stock equivalents for the assumed conversion of convertible debt for the three months ended March 31, 2008.

Note 5 – Debt

            As of March 31, 2008, long-term debt, including current maturities, totaled $143.3 million, which consisted of our 4.25% senior convertible notes due 2023 and the secured debt owed to Export Development Canada (“EDC”).

            Holders of our 4.25% convertible notes have the right to require us to repurchase their notes on August 1, 2008, 2013 and 2018 (“Repurchase Dates”) at a price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest and are therefore classified as current in the accompanying balance sheet.  We continue to evaluate our options to satisfy these notes should the holders require us to repurchase them later this year, including the possibility of a secured financing transaction to raise the cash necessary to purchase the notes for cash.  At our option, we may pay the repurchase price in cash, shares of our common stock, or any combination thereof; however, we cannot provide assurance that sufficient financing can be obtained to satisfy the notes in cash.

            As of March 31, 2008 and December 31, 2007, we estimated the fair value of our $131.2 million and $134.7 million (carrying value, net of repurchases in 2007 and 2008) fixed-rate debt to be $127.3 million and $130.7 million, respectively, based upon quoted market prices.  In addition to making the required interest payment of $3.0 million during the first quarter of 2008, we repurchased an additional $3.5 million of our 4.25% senior convertible notes due 2023.

            Other than the foregoing, we do not have any other long-term borrowings or available lines of credit.  There is no covenant under any of our current long-term debt agreements that restricts our ability to undertake additional debt or equity financing.

            The following condensed consolidating balance sheets, results of operations and cash flows present separately the financial position of the parent issuer, Holdings, the subsidiary guarantor, Airlines, and all other non-guarantor subsidiaries of Holdings on a combined basis.

	Condensed Consolidating Balance Sheet March 31, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets.................................	$—	$263,063	$7,620	$—	$270,683
Property and equipment, net.............	111	242,833	14,657	—	257,601
Investments in other entities..............	3,278	—	5,750	—	9,028
Other assets....................................	14,915	5,792	134	—	20,841

Total assets.....................................	$18,304	$511,688	$28,161	$—	$558,153

Current liabilities..............................	132,095	171,375	1,389	—	304,859
Intercompany payables (receivables)..	(331,295)	324,008	7,287	—	—
Long-term debt.................................	—	8,648	—	—	8,648
Other liabilities.................................	(5,838)	50,406	(1,976)	—	42,592
Stockholders’ equity.........................	223,342	(42,749)	21,461	—	202,054

Total liabilities and stockholders’ equity............................................	$18,304	$511,688	$28,161	$—	$558,153

	Condensed Consolidating Balance Sheet December 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets.................................	$—	$296,348	$6,036	$—	$302,384
Property and equipment, net.............	112	248,720	14,866	—	263,698
Investments in other entities..............	3,254	—	6,459	—	9,713
Other assets....................................	15,760	5,907	146	—	21,813

Total assets.....................................	$19,126	$550,975	$27,507	$—	$597,608

Current liabilities..............................	137,122	158,557	1,005	—	296,684
Intercompany payables (receivables)..	(332,112)	326,233	5,879	—	—
Long-term debt.................................	—	9,308	14	—	9,322
Other liabilities.................................	(5,838)	66,992	(1,992)	—	59,162
Stockholders’ equity.........................	219,954	(10,115)	22,601	—	232,440

Total liabilities and stockholders’ equity............................................	$19,126	$550,975	$27,507	$—	$597,608

	Condensed Consolidating Results of Operations Three Months Ended March 31, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue............................	$—	$445,482	$4,262	$(1,576)	$448,168
Operating expenses.........................	27	479,660	5,040	(1,576)	483,151

Operating income / (loss)..................	(27)	(34,178)	(778)	—	(34,983)

Impairment charge on investments.....	—	(13,661)	—	—	(13,661)
Interest expense..............................	(2,175)	(4,639)	—	4,459	(2,355)
Interest income................................	4,459	2,363	—	(4,459)	2,363
Capitalized interest...........................	—	400	—	—	400
Equity investment income / (loss)......	24	—	(709)	—	(685)
Other, net........................................	70	46	(36)	—	80

Income / (loss) before income taxes...	2,351	(49,669)	(1,523)	—	(48,841)
Income tax benefit / (expense)...........	(823)	17,972	385	—	17,534

Net income / (loss)...........................	$1,528	$(31,697)	$(1,138)	$—	$(31,307)

	Condensed Consolidating Results of Operations Three Months Ended March 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue............................	$—	$411,186	$3,534	$(2,162)	$412,558
Operating expenses.........................	1	395,527	4,852	(2,162)	398,218

Operating income / (loss)..................	(1)	15,659	(1,318)	—	14,340

Interest expense..............................	(1,508)	(4,743)	(1)	4,452	(1,800)
Interest income................................	4,486	3,860	—	(4,452)	3,894
Capitalized interest...........................	—	175	—	—	175
Equity investment income / (loss)......	(23)	—	(75)	—	(98)
Other, net........................................	—	7	(65)	—	(58)

Income / (loss) before income taxes...	2,954	14,958	(1,459)	—	16,453
Income tax benefit / (expense)...........	(1,034)	(5,487)	235	—	(6,286)

Net income / (loss)...........................	$1,920	$9,471	$(1,224)	$—	$10,167

	Condensed Consolidating Cash Flows Three Months Ended March 31, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities..................	$—	$(36,934)	$(123)	$407	$(36,650)
Investing activities...................	—	(69,707)	—	—	(69,707)
Financing activities..................	—	5,311	406	(407)	5,310

Net increase / (decrease) in cash....................................	—	(101,330)	283	—	(101,047)
Cash at the beginning of the period..................................	—	188,834	425	—	189,259

Cash at the end of the period...	$—	$87,504	$708	$—	$88,212

	Condensed Consolidating Cash Flows Three Months Ended March 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities..................	$—	$38,846	$(1,179)	$494	$38,161
Investing activities...................	—	(22,849)	(19)	—	(22,868)
Financing activities..................	—	(21)	462	(494)	(53)

Net increase / (decrease) in cash....................................	—	15,976	(736)	—	15,240
Cash at the beginning of the period..................................	—	291,148	485	—	291,633

Cash at the end of the period...	$—	$307,124	$(251)	$—	$306,873

Note 6 – Income Taxes

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks: 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments depend solely on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  There were no payments made to Continental under the tax agreement during 2007.

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

            Our tax agreement increases our dependence on Continental’s financial condition.  If it is determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes, interest and penalties, then we could be adversely affected if Continental is unable to indemnify us under the agreement.

Note 7 – Commitments and Contingencies

            Capacity Purchase Agreement.  See Note 2 – “Capacity Purchase Agreements” for further information regarding our capacity purchase agreement with Continental.

            Purchase Commitments.  As of March 31, 2008, we had options for 75 ERJ-145XR aircraft that may be exercised for an ERJ-145 or similar aircraft.  Our next option exercise date is August 1, 2008.  If we do not exercise or extend our option as of this date, 25 options will expire.  During 2005, Continental declined the right to include any of these option aircraft in the Continental CPA.  We retain the right to exercise them and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

            See a summary of all our contractual obligations in the 2007 10-K Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Commitments – Contractual Obligations and Commercial Commitments.”

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

            Credit Card Holdback.  Under our American Express credit card processing agreement, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our consolidated balance sheets, totaled approximately $4.8 million and $3.6 million as of March 31, 2008 and December 31, 2007, respectively.  The funds held back by American Express bear interest and are subsequently made available to us as air travel is completed.

            The agreement with our Visa and MasterCard processor also contains financial triggers that require, among other things, that we maintain certain financial ratios and levels of operating income and unrestricted cash. The level of credit card holdback is subject to adjustments based on specific financial triggers as discussed in the preceding sentence.  As of December 31, 2007, we did not meet some of the financial ratios set forth in the agreement.  As a result, we were subject at that time to a 50% holdback of our Visa and MasterCard advance ticket sales.  Upon re-measurement in March 2008, our holdback requirement increased to 100%.  This holdback, which is included in restricted cash in our consolidated balance sheet, totaled approximately $15.2 million and $4.9 million as of March 31, 2008 and December 31, 2007, respectively.  The funds held back bear interest and will be made available to us as air travel is completed.

            Fuel.  Branded Flying operations can be significantly impacted by changes in the price and availability of aircraft fuel.  Efforts to reduce our exposure to increases in the price and availability of aviation fuel consist of the utilization of forward-purchase contracts at fixed prices and fuel tankering, where feasible.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.   As of March 31, 2008, we had committed to purchase 11.9 million gallons, or 87% of our anticipated Branded Flying fuel needs for the second quarter of 2008, at a weighted average price per gallon of $2.40, excluding taxes and into-plane fees.  Additionally, we have committed to purchase 9.5 million gallons for the third quarter of 2008, 7.7million gallons for the fourth quarter of 2008, 4.7 million gallons for the first quarter of 2009 and 2.4 million gallons for the second quarter of 2009.  This represents approximately 70% and 26% of our anticipated Branded Flying fuel needs for the remaining months of 2008 and first six months of 2009, respectively.  For the three months ended March 31, 2008, Airlines’ fuel cost, including related fuel taxes, was $1.21 per gallon.  This is due to the fact that over 75% of our fuel consumption is capped at lower rates per gallon under our capacity purchase agreements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion contains a number of forward-looking statements that are based on our current expectations and involve a number of risks and uncertainties, many of which are outside our control.  Specifically statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to:

•	our operations outside of the Continental CPA reduce our ability to operate profitability
•	competitive responses to our Branded service may make that service even more unprofitable
•	our dependence on the financial and operational stability of Continental and Delta;
•	the Continental CPA could be terminated with 12 months notice or not extended beyond 2010;
•

Continental may remove additional aircraft from the Continental CPA, and we could lose access to our aircraft, facilities and regulatory authorizations, as well as any airport-related and other services that Continental currently provides to us if the Continental CPA were terminated;

•	we may be unable to obtain all of the aircraft, parts or related support services we need from Embraer to operate our aircraft;
•	increased maintenance and other costs as our fleet ages;
•	our cost structure may not be competitive with some low-cost or other regional carriers;
•	extensive government regulation of our business and additional costs to comply with such regulations;
•	other adverse factors, including weather conditions and the availability and cost of fuel;
•	our reliance on technology could be harmful in the event of system failure; and
•	any adverse effects on our operations and financial condition from an aviation accident.

For further discussion of these risks, please see the “Risk Factors” section in our 2007 10-K.  The statements in this report are made as of May 6, 2008, and the events described in forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Operational Review

            Many factors could materially affect our results of operations making 2008 a challenging year for us.  Airlines currently offers scheduled airline services with approximately 1,450 daily departures to 166 cities in North America and the Caribbean.  For the three months ended March 31, 2008, Airlines operated under the Continental CPA at a 95.7% and 99.6% completion factor and controllable completion factor, respectively, which excludes cancellations due to weather and air traffic control.  System-wide, Airlines achieved overall completion factors of 96.6% and 99.7%, respectively, for the same periods.  As of March 31, 2008, our current fleet allocation of our 274 aircraft is as follows:

            Contract Flying

•	205 aircraft under the Continental CPA;
•	10 aircraft under the Delta CPA; and
•	9 aircraft in our Corporate Aviation division dedicated to charter contracts or ad-hoc charter service.

            Branded Flying

•	39 aircraft under our ExpressJet brand; and
•	11 aircraft under the Delta Prorate.

            As a result of our diversification activities in 2007, we have identified three reportable segments under Statement 131 as follows:

•	The Contract Flying segment includes our flying under capacity purchase agreements as Continental Express and Delta Connection and our Corporate Aviation (charter) division;
•	the Branded Flying segment consists of flying as ExpressJet and our pro-rate revenue flying with Delta; and
•

the Aviation Services segment includes our ground-handling services under contracts with Continental and other airlines at airport locations across the United States, as well as Services, our  aircraft repair and overhaul business, which includes American Composites, InTech and Saltillo Jet Center.

In addition to our discussion and analysis of the reportable segments that follows, we now include information with respect to the segments in our financial statements.

2008 Outlook

            Contract Flying

            Continental.  See Item 1. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Capacity Purchase Agreements” for discussion of our Continental Flying.

            Delta.  As described above, Airlines operates 10 aircraft pursuant to the Delta CPA, which began June 1, 2007.  The Agreement is scheduled to expire in June 2009, but Delta may extend it twice for one year each time at its sole option.  Delta is responsible for scheduling, marketing, pricing and revenue management on the aircraft and collects all passenger revenue.  Airlines operates, maintains and finances the aircraft.  Although we do not anticipate expanding our services to Delta under a capacity purchase agreement at this time, our focus is for Delta to automatically renew its extensions as available and to expand with us through our prorate flying or through other marketing alliances, such as sharing in frequent flyer programs.

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

            Branded Flying

            ExpressJet Brand.  We have not yet been profitable in our Branded Flying operation and do not anticipate that we will be profitable in 2008 as we continue to establish the ExpressJet brand.  We continue to evaluate and modify our schedules, promotions and marketing programs to establish our brand, establish partnering opportunities (code share, frequent flyer plan) and shift our traffic mix from heavily leisure to more business/corporate travel and minimize our exposure during seasonal peaks and valleys.  We continue to enhance our infrastructure to facilitate timely information and permit us to make better tactical decisions and mitigate our losses in underperforming markets.

            We believe that the flexibility of our business platforms will enable us to sustain our liquidity and meet our financial obligations through 2008.  However, if sufficient losses occurred in the Branded Flying segment we could remove from service a portion or all of the aircraft employed in this segment in 2008.  We reduced our April and June 2008 schedules for our ExpressJet brand flying in response to industry conditions, particularly fuel.  For June 2008, our total average daily departures will decrease from 169 to 160 and overall capacity will be reduced approximately 5% from the current schedule.  This will decrease the aircraft allocated to ExpressJet brand flying from 39 to 34.  These aircraft will be utilized in our Delta Prorate and Corporate Aviation operations.

            Delta Prorate.  We have not yet been profitable in this operation and do not anticipate that we will be profitable in 2008.  However, Delta remains a valued partner as we continue to establish our network of corporate customers and as we hope to become profitable in the future.  We currently operate 11 aircraft under the Delta Prorate.  In 2008, we intend to expand our promotions and marketing programs for Delta Prorate flying in order to solidify Delta’s and our presence in the Western United States and to potentially add services to markets that complement Delta’s network and enhance our future operating income.  In June 2008, we will also be allocating an additional 2 aircraft to Delta Prorate increasing its fleet allocation from 11 to 13 planes.

            Fuel Costs.  High fuel prices continue to increase our costs and diminish profitability.  Our results of operations for Branded Flying have been impacted by record high fuel prices, similar to the rest of the airline industry, and we have implemented a strategy using fixed forward price contracts for fuel to reduce the volatility of changing fuel prices over a rolling 12-month period on a quarterly basis.   See Item 1. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7 – Commitments and Contingencies”for further information on our fixed forward price contract commitments.  Although, our forecasted fuel needs outside of our CPA’s with Continental and Delta are covered under these fixed forward price contracts in 2008, a substantial increase in the price of jet fuel, to the extent our price contracts are impacted, or the lack of adequate fuel supplies in the future, could still have a material adverse effect on our Branded operation.

            Aviation Services

            Aviation Services includes our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as the work provided under Services, brand.  During 2008, we will continue to leverage our operational expertise developed from this business segment to cost-effectively operate our 274 aircraft for our current customers and attract potential customers.  We anticipate that this operation will either break even or contribute less than 2% to the consolidated results of operations.

Critical Accounting Policies and Estimates

            The following are changes to our accounting policies and estimates described in our 2007 10-K.

            Frequent Flyer Awards.  We launched our frequent flyer program, JetSet, during 2007 to encourage repeat travel on our ExpressJet brand network.  Our frequent flyer program is based on trips flown rather than on mileage and JetSet customers earn a minimum of one credit for each one-way trip flown or two credits for each roundtrip flown.  The JetSet Award Ticket (“Award Ticket”) offers one free roundtrip award valid to any destination available on our own brand flying after the accumulation of 16 credits.

            We account for our frequent flyer program using a deferred revenue model which results in us recording the fair value of the outstanding credits which is based on a blended rate charged to third parties for equivalent awards.  While we believe that some amount of these credits will not be redeemed, estimating the amount of redemption requires significant management judgment.  We currently do not have enough history to assess and substantiate the credits which will not be redeemed so we record the liability at the gross amount and will recognize breakage at expiration.  Changes to program rules and redemption opportunities may result in material changes to the deferred revenue balance, as well as recognized revenue from the JetSet program.

            At March 31, 2008, the cumulative outstanding number of credits was approximately 238,000.  We have recorded deferred revenue of $3.6 million for these credits.

            Fair Value Instruments.   At March 31, 2008, we have auction rate securities with a fair value of $51.4 million as of March 31, 2008.  These were classified as short-term investments within the current assets of our balance sheet.  We did not have any auction rate securities as of December 31, 2007.  In order to value these securities at March 31, 2008, we have used unobservable inputs which fall into Level 3 categorization under the provisions of Statement 157.  These securities which were valued using Level 3 inputs represented approximately 37% of the total assets we measured at fair value as of March 31, 2008.

            As we cannot predict when the market will recover and need to avail ourselves the flexibility to sell our ARS in the next 12 months, we have evaluated and classified, in accordance with accounting guidance our ARS as short-term investments and recognized an other-than-temporary impairment of $13.7 million.  Due to the current market conditions, we cannot currently anticipate whether our fair value will be materially different from the amount we will realize when we settle our ARS.  Please see Item 1. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies for further information on our auction rate securities including our valuation methodology.

Formation of Special Committee; SkyWest Offer; Continental Intentions

            On April 25, 2008 we announced the formation of a special committee composed of independent members of our board of directors.  The announcement of the formation of the special committee coincided with the announcement that the special committee had rejected a proposal made by SkyWest, Inc. to acquire all outstanding shares of our common stock for $3.50 per share in cash.  In connection with SkyWest’s proposal, we received a letter from Continental stating that it would consent to the change of control that would occur if SkyWest acquired us.  The Continental CPA provides that a change in control of ExpressJet without Continental’s consent may result in the elimination of our operating margin under the agreement.

            Continental also stated in its letter that in the absence of entering into a new capacity purchase agreement with us that contains “savings of the magnitude we have negotiated with SkyWest”, then Continental currently expects to deliver a notice on June 28, 2008 to withdraw 51 aircraft from the Continental CPA.  Continental recently rejected our proposals regarding the setting of 2008 rates as well as an alternative long-term proposal.  The withdrawal process for the 51 aircraft would be the same as the process with respect to 69 aircraft that Continental elected in December 2005 to remove from the Continental CPA, which was implemented between December 2006 and August 2007.  We would have nine months after receipt of the notice to decide whether to retain some or all of the aircraft or return them to Continental, and the retentions or returns could begin as early as December 2009.

            In its letter, Continental also informed us that it does not currently anticipate exercising its option to extend the Continental CPA beyond its initial term, currently set to expire December 31, 2010.  Similar to the aircraft withdrawal process, ExpressJet has the right upon expiration of the agreement to retain or return some or all of the aircraft covered by the agreement at that time.  Continental has some ability under the agreement to determine the timing of the wind-down schedule and stated that it expected that the process would be completed by the end of 2012.  For the full text of the letters delivered by SkyWest and Continental, please see the exhibits to our Form 8-K filed with the SEC on April 25, 2008.

Results of Operations

            The following discussion provides an analysis of our results of operations and reasons for material changes therein for the three months ended March 31, 2008, compared to the corresponding periods ended March 31, 2007.

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

            Operating Revenue and Segment Profit / (Loss)

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from the three months ended March 31, 2008 to the same period in 2007.  For the three months ended March 31, 2007, we did not have any segments that were deemed material.  As such, revenues and costs are shown in Contract Flying only.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 274 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Three Months Ended March 31,

	2008	Total Revenue %	2007	Total Revenue %	Increase / (Decrease)	Change %

Revenue from customers:.......
Contract Flying....................	$365,674	81.6	$414,720	100.5	(49,046)	(11.8)
Branded Flying....................	72,870	16.3	—	—	72,870	n/m
Aviation Services.................	11,200	2.5	—	—	11,200	n/m
Eliminations........................	(1,576)	(0.4)	(2,162)	(0.5)	(586)	(27.1)
Total Revenue from customers	448,168	100	412,558	100	35,610	8.6

Contract Flying....................	275,380	61.4	315,554	76.5	(40,174)	12.7
Branded Flying....................	118,084	26.4	—	—	118,084	n/m
Aviation Services.................	6,177	1.4	—	—	6,177	n/m
Eliminations........................	(1,576)	(0.4)	(2,162)	(0.5)	(586)	(27.1)
Total Direct segment costs.....	398,065	88.8	313,392	76.0	84,673	27.0
Segment profit / (loss)............	50,103	11.2	99,166	24.0	(49,063)	(49.5)
Shared expenses, including transition costs...................	(85,086)		(84,826)
Impairment charge on investments........................	(13,661)		—
Interest expense....................	(2,355)		(1,800)
Interest income.....................	2,763		4,069
Other....................................	(605)		(156)
Consolidated income/loss before income taxes......................	(48,841)		16,453

            The table below (in thousands, except percentage data) sets forth the segment profit (loss) for the three months ended March 31, 2008 for each segment.  For the three months ended March 31, 2007,we did not have segments that were deemed material.  As such, a similar table for 2007 is not presented.

	Contract Flying		Branded Flying		Aviation Services

	2008	Total Revenue %	2008	Total Revenue %	2008	Total Revenue %

Revenue from customers:.........	$365,674	100	$72,870	n/m	11,200	100
Direct segment costs:................	275,380	75.3	118,084	n/m	6,177	55.2
Segment profit / (loss).................	90,294	24.7	(45,214)	n/m	5,023	44.8

            Contract Flying.  Our decrease in operating revenue for contract flying is primarily due to the withdrawal of 33 aircraft since March 31, 2007 from the Continental CPA.  During the three months ended March 31, 2007, 34 aircraft were withdrawn from the Continental CPA (two aircraft had previously been withdrawn during 2006).  This decrease was partially offset by commencing contract flying under the Delta CPA which began in June 2007.

            Since a substantial portion of Airlines’ costs under the Continental CPA are reconciled for differences between actual costs and estimated costs included in block hour rates at a 10.0% operating margin (see 2007 10-K Item 1. Business – Continental Capacity Purchase and Other Agreements for further discussion of the details related to this cost reconciliation), if Airlines’ prevailing margin (before any reconciliation payments) fell outside its margin band of 8.5% to 10.0% for the three months ended March 31, 2008 and 2007, Airlines’ revenue would have been adjusted to bring it back to its floor or cap.  There were no reconciliation payments made during the three months ended March 31, 2008 or 2007.

            We began 2008 rate discussions with Continental last September.  The Continental CPA contemplates a November 1 deadline for setting the rates; however, the parties agreed to extend the deadline and are still in the process of discussing the 2008 rates.  Consistent with prior year practices, we will continue to be paid and are recognizing revenue under the current prevailing block hour rates during the rate setting process, including any applicable arbitration period.  Accordingly, our revenue recognition is subject to estimates regarding the ultimate block hour rates as that will be agreed to for certain costs under the contract and the resolution of certain claims made by Continental.   Although we are hopeful we can agree on rates and resolve Continental’s other claims without an adverse effect on us, there can be no assurance that we will be successful in doing so.  We would expect any decision-setting revised rates to be retroactive to January 1, 2008.  The outcome of our 2008 rate setting process is uncertain and may adversely impact our results and cash flows from operations.  See Item 1. “Financial Statements and Supplementary Data – Notes to ConsolidatedFinancial Statements – Note 2 – Capacity Purchase Agreements” for discussion of our Continental Flying.

            Branded Flying.  We began Branded Flying on April 2, 2007.  Our passenger revenue from such flying was less than 17% of our total operating revenue for the three months ended March 31, 2008.  We will continue to evaluate the use of marketing and promotion programs to shift our traffic mix from heavily leisure travel to more business/corporate travel in order to enhance our passenger revenue.  This shift will reduce our exposure during the seasonal peaks and valleys experienced by the airline industry.

            We were not profitable in this operation in the three months ended March 31, 2008.  Our results of operations have been impacted by record high fuel prices affecting the entire airline industry and by an average load factor for the three months ended March 31, 2008 of 61.3%.  We implemented a strategy to limit the impact of future price increases by entering into fixed forward price contracts with our fuel provider discussed above in Item 1. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7 – Commitments and Contingencies”for further information on our fixed forward price contract.  Our average load factor was negatively impacted by several things, including a lack of brand awareness and a very aggressive redeployment of aircraft to Branded driven by the pace of the aircraft coming out of the Continental CPA.

            Aviation Services.   Aviation Services was included in Contract Flying in the three months ended March 31, 2007 as it was not deemed material for segment reporting purposes.  For the three months ended March 31, 2008, Aviation Services had a segment profit margin of 44.9%.

            Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the three months ended March 31, 2008 to the three months ended March 31, 2007.

	For the three months ended March 31,
	2008	2007

	Total Revenue %	Total Revenue %	Increase/ (Decrease)

Wages, salaries, and related costs...	25.6	25.4	0.2
Aircraft fuel and related taxes............	21.9	13.0	8.9
Aircraft rentals.................................	19.4	20.5	(1.1)
Maintenance, materials and repairs...	12.4	11.8	0.6
Ground handling..............................	5.8	5.9	(0.1)
Other rentals and landing fees...........	6.6	6.9	(0.3)
Outside services..............................	3.7	3.6	0.1
Marketing and distribution.................	2.7	0.7	2.0
Depreciation and amortization...........	1.9	1.6	0.3
Other operating expenses.................	7.9	7.2	0.7

            The following explanations are related to changes between the three months ended March 31, 2008 to the same period in 2007.

            Aircraft fuel and related taxes increased 82.9% primarily due to the diversification of our operations into other business platforms.  Our fuel price, including related fuel taxes, is capped at 71.20 cents per gallon under the Continental CPA while the average price of our fuel, included related fuel taxes, for our operations outside of the Continental CPA and the Delta CPA was $2.72 per gallon.  We also increased our block hours which raised our fuel consumption by approximately 7 million gallons.

            Maintenance, materials and repairs  increased 14.6% primarily due to increases in expenses under our power-by-the-hour contracts and airframe repairs.  The main reason the power-by-the-hour expense increased was higher flight hours.  Rates also increased under these agreements.  The increase in airframe repair expense is due to the aging of our fleet including scheduled landing gear overhauls and inflation.

            Outside services  increased 12.3% principally because of increased weather events which resulted in higher deicing expenses and increased expenses for crew transportation resulting from higher rates and increased flight operations.

            Marketing and distribution  increased $9.0 million resulting from the need to re-brand our company and expand our customer base to support and promote our diversification into other lines of business through advertising and promotion, loyalty programs, global distribution systems and reservation call centers.  During the first three months of 2007, we also had more planes dedicated to the Continental CPA. Within that arrangement, all marketing and distribution costs were incurred by Continental.

            Depreciation and amortization  increased 32.6% primarily due to capital additions and improvements necessary to run our new operations.

            Other operating expenses  increased 19.0% resulting from passenger services and catering-related expenses incurred to support our operations outside of the Continental CPA.  Additionally, hotel costs, increased due to higher rates and increased flight operations, partially resulting from our new operations in the first quarter of 2008.

            Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the three months ended March 31, 2008 to the three months ended March 31, 2007.

	For the three months ended March 31,
	2008	2007

	Total Revenue %	Total Revenue %	Increase / (Decrease)

Impairment Charge on Investments..............................	3.0	—	3.0
Interest Expense......................	0.5	0.4	0.1
Interest Income.........................	0.5	0.9	(0.4)
Capitalized Interest...................	0.1	n/m	0.1
Equity Investment Loss.............	0.2	n/m	0.2
Other, net................................	n/m	n/m	n/m

            The following explanations are related to changes between the three months ended March 31, 2008 to the same period in 2007.

            Impairment charge on investments  was due to an other-than-temporary decline in the value of our ARS.  This impairment was caused by the uncertainty in the ARS market and the fact we may need to liquidate these investments before it recovers.  See Item 1. Financial Statements and Supplementary Data – Note 1 – “Summary of Significant Accounting Policies” for further information on our auction rate securities.

            Interest expense was primarily related to our senior convertible notes and a loan agreement with EDC.  Interest expense related to the convertible notes increased from first quarter 2007 primarily as a result of increased amortization of the financing fees.

            Interest income decreased primarily due to the volume of cash invested as well as decreases in the rate of interest earned.

Certain Operational Information

The following statistical information for the periods indicated is helpful in understanding our financial results:

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES PRELIMINARY STATISTICS

Three Months Ended March 31, 2008	Contract (1)	Branded (2)	System (3)

Revenue Passenger Miles (millions)...............	2,012	498	2,531
Available Seat Miles (ASM) (millions).............	2,618	813	3,475
Passenger Load Factor................................	76.9%	61.3%	72.8%
Block Hours................................................	181,161	47,666	231,856
Departures..................................................	93,663	24,402	120,124
Average Price per Gallon of Fuel, including fuel taxes (dollars)......................................	0.78	2.70	1.21
Fuel Gallons Consumed (000).......................	62,926	17,142	80,945
Stage Length (miles)....................................	577	669	593

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
(2) Operations commenced April 2, 2007 and July 1, 2007.
(3) Consolidated operations.

Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs may increase in the future due to:

•	higher fuel costs for aircraft not flying under the Continental CPA and the Delta CPA;
•	distribution costs including schedule planning, marketing and sales related to our Branded Flying and charter operations;
•	changes in wages, salaries and related fringe benefit costs, including changes to our self-insured medical and workers compensation costs;
•	the aging of our fleet, resulting in higher aircraft maintenance costs;
•	changes in the costs of materials and outside services, including our information technology costs;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•

higher aircraft ownership costs if Continental releases and we retain additional aircraft from the Continental CPA, beginning in 2009, or if Continental were to declare bankruptcy or otherwise default under the current financing arrangements; and

•	financing costs incurred to satisfy any operating and/or financial obligations.

            In the long term, failure to control our costs would prevent us from remaining competitive and reduce our ability to limit losses including the opportunities to attract additional corporate customers or to survive economic downturns.

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            At March 31, 2008, our available liquidity, including restricted and unrestricted cash, and our ARS, was $178.0 million.  Our primary source of liquidity is cash flow provided from our operations.  For the three months ended March 31, 2008 and 2007, our operations provided/(used) ($36.7) million and $38.2 million, respectively.  As of March 31, 2008 and December 31, 2007, we had $38.4 million and $24.8 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights, letters of credit, and holdbacks required under our credit card processing agreements.

            For the three months ended March 31, 2008 and 2007, we spent $2.8 million and $11.7 million, respectively, on capital expenditures.  The majority of the expenditures for 2007 were spent on flight and ground equipment to support our fleet deliveries and the increase in our flight schedules under the Continental CPA.  For the three months ended March 31, 2008, approximately $0.8 million was spent on capital expenditures for our strategic business ventures which are outside of the Continental CPA and the remaining $2.0 million was primarily spent on technology for our corporate operations and flight equipment.  We anticipate capital expenditures for the remainder of 2008 to be approximately $10 million.

            We have significant financial obligations due in 2008.  We can satisfy the largest of these obligations, our convertible notes, with either cash, shares of our common stock, or a combination thereof.  For risks associate with settling the notes in common stock, please refer to the Risk Factors section in our 2007 10-K.  We are evaluating our options for meeting these obligations, including the possibility of a secured financing transaction permitting us to pay a substantial portion of the convertible notes in cash while maintaining a healthy cash balance and avoiding the dilution to equity that would result from a stock settlement of the notes.  However, as our options to satisfy the convertible notes depend on several factors outside of our control, we are also continuing to evaluate additional steps within our control that we could take if our ability to meet our obligations were limited.  These include, individually or in combination if required:

•	reducing capital expenditures to only those required by law or operational necessities;
•	borrowing against or liquidating our ARS holdings;
•	selling assets, tangible or intangible, or subleasing the aircraft we lease from Continental;
•	transferring some or all of the aircraft currently dedicated to our ExpressJet brand flying to other operations, or grounding them entirely if circumstances so required.

            We believe that our existing liquidity and projected 2008 cash flows, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2008.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

            Debt

            We did not enter into any new financing transactions in the three months ended March 31, 2008.  As of March 31, 2008, long-term debt, including current maturities, totaled $143.3 million, which consisted of the 4.25% senior convertible notes and the secured debt owed to EDC.

            In July 2003, we completed an offering of $137.2 million aggregate principal amount of 4.25% convertible notes due 2023 with interest payable semi-annually.  Holders of our convertible notes have the right to require us to repurchase their notes on August 1, 2008, 2013 and 2018 (“Repurchase Dates”) at a price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest.  For detailed discussions of the terms related to these notes, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 10-K.  At our option, we may pay the repurchase price for any such notes in cash, shares of our common stock, or any combination thereof.  As the company’s options to satisfy the convertible notes are dependent on several factors outside of our control, we have not determined our specific course of action at this time.  Although we cannot provide assurance that sufficient financing will be available for us to satisfy the convertible notes in cash, we believe that our existing liquidity and projected 2008 cash flows, including our incremental steps within our control, as described above, will be sufficient to fund current operations and other financial obligations through the year ending December 31, 2008.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations.

            Other than the foregoing, we do not have any other long-term borrowings or available lines of credit.  Additionally, there is no covenant under any of our long-term debt agreements that restricts our ability to undertake additional debt or equity financing.  If we default on our payment obligations under our aircraft subleases with Continental, in addition to any other remedies it may have, Continental can elect to reduce its payments to us under the Continental CPA by the amount of the defaulted payment.  In addition, Continental or we can reduce any payments to the other party under the agreement in an amount corresponding to any defaulted payments by the other party under the foregoing obligations.

Purchase Commitments and Contingencies

            As of March 31, 2008, we had options for 75 ERJ-145XR aircraft that may be exercised for an ERJ- 145 or similar aircraft.  Our next option exercise date is August 1, 2008.  If we do not exercise or extend our option as of this date, 25 options will expire.  Currently, we do not have any firm commitments for aircraft purchases.

Credit Card Holdbacks

            Under our American Express credit card processing agreement, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our consolidated balance sheets, totaled approximately $4.8 million and $3.6 million as of March 31, 2008 and December 31, 2007, respectively.  The funds held back by American Express bear interest and are subsequently made available to us as air travel is completed.

            The agreement with our Visa and MasterCard processor also contains financial triggers that require, among other things, that we maintain certain financial ratios and levels of operating income and unrestricted cash. The level of credit card holdback is subject to adjustments based on specific financial triggers as discussed in the preceding sentence.  As of December 31, 2007, we did not meet some of the financial ratios set forth in the agreement.  As a result, we were subject at that time to a 50% holdback of our Visa and MasterCard advance ticket sales.  Upon re-measurement in March 2008, our holdback requirement increased to 100%.  This holdback, which is included in restricted cash in our consolidated balance sheet, totaled approximately $15.2 million and $4.9 million as of March 31, 2008 and December 31, 2007, respectively.  The funds held back bear interest and will be made available to us as air travel is completed.

Aircraft, Simulator and Spare Engine Leases

            As of March 31, 2008, we had significant lease and sublease obligations for aircraft, a simulator and spare engines that are classified as operating leases, which are not reflected as assets or liabilities on our balance sheet.  These leases expire between 2013 and 2022.  As of March 31, 2008, our expected total minimum rental expense for the full year 2008 under current and future firm order aircraft, simulator operating leases and spare engine operating leases was approximately $347.0million, net of deferred credits amortized.  Approximately $11.6 million represents the incremental increase of 200 basis points on the 69 aircraft released from the Continental CPA.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

            We have been and are subject to market risks, including commodity price risk, such as aircraft fuel prices, and interest rate risk.  See the Notes to Consolidated Financial Statements included in our 2007 10-K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Under the Continental CPA and fuel purchasing agreements, Continental provides all of our aircraft fuel needs for the aircraft covered by the Continental CPA, and we incur fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the Continental CPA, we recover our fuel expense from Continental with a 10% margin.  For the three months ended March 31, 2008 and 2007, our cost of fuel was 71.2 cents per gallon, including fuel tax within this operation.

            Our Branded Flying operations can be significantly impacted by changes in the price and availability of aircraft fuel.  Efforts to reduce our exposure to increases in the price and availability of aviation fuel consist of the utilization of forward-purchase contracts at fixed prices and fuel tankering, where feasible.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.  As of March 31, 2008, we had committed to purchase 11.9 million gallons, or 87% of our anticipated Branded Flying fuel needs for the second quarter of 2008, at a weighted average price per gallon of $2.40, excluding taxes and into-plane fees.  Additionally, we have committed to purchase 9.5 million gallons for the third quarter of 2008, 7.7million gallons for the fourth quarter of 2008, 4.7 million gallons for the first quarter of 2009 and 2.4 million gallons for the second quarter of 2009.  This represents approximately 70% and 26% of our anticipated Branded Flying fuel needs for the remaining months of 2008 and first six months of 2009, respectively.

            For the year three months ended March 31, 2008, Airlines’ consolidated fuel cost, including related fuel taxes, was $1.21 per gallon.  This results from over 75% of our fuel consumption being capped at a lower rate per gallon within our agreements with Continental.

Interest Rates

            We have potential interest rate exposure with respect to our loan agreement with Export Development Canada, which bears interest at the six-month LIBOR plus 1.75% per annum.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, any additional amounts incurred in interest expense for the three months ended March 31, 2008 and 2007 would not be material.

            As of March 31, 2008 and December 31, 2007, we estimated the fair value of our $131.2 million and $134.7 million (carrying values) convertible notes to be $127.3 million and $130.7 million, respectively, based upon quoted market prices.  Changes in the fair marketvalue of our fixed-rate debt could be affected by a variety of factors including general investor behavior, industry specific risks and interest rate risks.  Holders of this debt have the right to require that we repurchase their notes on August 1, 2008.  If the holders required us to repurchase this debt, we would have potential interest rate exposure related to the possible refinancing of the debt.  We are evaluating our available options in satisfying the holders should they require us to repurchase the notes later this year.  At our option, we may pay the repurchase price for any such notes in cash, shares of our common stock, or any combination thereof; however, currently we cannot anticipate our sensitivity to interest rate fluctuations resulting from external financing for all or part of the debt obligation.

Item 4.  Controls and Procedures.

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of March 31, 2008.

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

Item 1.  Legal Proceedings.

               None.

Item 1A. Risk Factors.

            Our operations outside of the Continental CPA may affect our ability to operate profitably

            The aircraft transitioned last year from the Continental CPA to the Delta Prorate, ExpressJet branded flying and charter flying have been unprofitable to date.  Currently the aircraft deployed outside of capacity purchase agreements and the associated risks relate only to 22% of our fleet.  However, Continental recently notified us that its current intention is to withdraw an additional 51 aircraft from the Continental CPA and to let the Continental CPA terminate in accordance with its terms on December 31, 2010.  If more aircraft were withdrawn or the Continental CPA were terminated, our fleet could be significantly reduced or these risks could extend across our entire fleet.  The risks affecting our new operations include:

•	high fuel costs;
•	our ability to obtain and finance any expansion at acceptable rates of return;
•	our ability to create a profitable recognized brand;
•	the condition of the U.S. economy; and
•	competitive responses from other air carriers.

            As we continue our diversification, we need to successfully develop markets that are new for us.  The inability to successfully enter new markets or to effectively manage our costs could lead to our decision to significantly reduce our aircraft utilization, including the removal of some aircraft from service, and negatively impact our results of operations and financial condition.

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

            We cannot predict the future impact of these factors on Continental.  Moreover, record fuel prices, changes in fare structures (most importantly in relation to business fares), booking patterns, low-cost competitor growth, customers’ direct booking on the internet, competitors emerging from bankruptcies with reduced cost structures, rumored industry consolidation and other changes in the industry cannot be predicted at this time, but could have a material adverse effect on both Continental’s and our financial condition, liquidity and results of operations.

            In 2007, Airlines and Continental were unable to agree on rates under the Continental CPA and submitted our disagreements to binding arbitration in accordance with the agreement’s terms.  We began 2008 rate discussions with Continental last September.  The Continental CPA contemplates a November 1 deadline for setting the rates; however, the parties agreed to extend the deadline.  Continental advised us on February 28, that if we were unable to reach agreement by March 14, they might initiate arbitration proceedings again in accordance with the provisions of the Continental CPA.  We can also initiate arbitration if we think it necessary.  As of the date of this filing neither party has triggered arbitration.  Although we prevailed on a significant portion of our claims in 2007, we can provide no assurance that we would be as successful in a new arbitration.

            Airlines will continue to be paid under the 2007 block hour rates until 2008 rates are finalized and expects the parties’ decision (or that of the arbitration panel, if necessary) setting the revised rates to be retroactive to January 1, 2008.  If the arbitration panel were to issue a decision that is wholly or partially adverse to Airlines, then Airlines could have a significant liability to Continental for overpayments that Continental would have made since January 1, and Airlines could receive significantly smaller payments from Continental for the remainder of 2008.   A final arbitration decision could also significantly affect future payments for the remaining term of the Continental CPA.  In addition, another arbitration may cause further deterioration in our ongoing relationship with Continental and divert management’s attention and resources from our operations and other business activities.  One or more of these results could have a material adverse effect on our results of operations, liquidity and financial position.

            In connection with SkyWest’s recent proposal to acquire the company, Continental delivered a letter to us stating that in the absence of entering into a new capacity purchase agreement with us that contains "savings of the magnitude we have negotiated with SkyWest," it currently expects to give notice to withdraw additional aircraft from the Continental CPA and let the Continental CPA terminate in accordance with its terms on December 31, 2010.  For additional information on the details of Continental’s letter, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Formation of Special Committee; SkyWest Offer; Continental Intentions” included elsewhere in this report.

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

            Additionally, if the Continental CPA were terminated for any reason, including termination at the end of its term on December 31, 2010 as contemplated in the recent letter from Continental, we could lose access to some or substantially all of our airport facilities and other services that Continental currently provides to us, as well as our take-off and landing slots and route authorities.  Continental leases most of the airport facilities that we use.  We could be required to vacate the terminal facilities (or all facilities if the termination resulted from our material breach of the Continental CPA) that are subleased to us by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any lease in our name where we fly for Continental.  Consequently, to offer airline services in the same markets, we would have to arrange to use the same or other airport facilities, take-off or landing slots, route authorities and other regulatory authorizations used for scheduled flights at potentially higher rates.  We cannot provide any assurance that we would be able to gain appropriate access to airport facilities, slots or other authorizations, or would not incur a significant increase in our costs to do so.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

            In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the board authorized the inclusion of our 4.25% convertible notes due 2023 within the previously announced $30 million program.  During 2007, we purchased 2.7 million shares of our common stock and $2.5 million of our 4.25% convertible notes ending the year with $13.9 million within the program for additional purchases.  For the three months ended March 31, 2008, we purchased an additional 295,970 shares of our common stock and $3.5 million of our 4.25% convertible notes leaving a current balance of $9.7 million within the program for additional purchases.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)(3)

January 1 to January 31, 2008...............	82	$2.20	295,970	$15.6
February 1 to February 29, 2008............	143	$2.93	—	$15.6
March 1 to March 31, 2008...................	38	$2.43	—	$15.6

Total...................................................	263	$2.63	295,970	9.7	(4)

(1)	Shares shown were withheld to satisfy individual employee tax obligations arising upon the vesting of restricted stock awards and do not count against our securities repurchase program.
(2)	Amounts shown relate to shares of our common stock repurchased within our securities repurchase program.
(3)	Amounts shown reflect the remaining balance available for repurchases of our common stock within our securities repurchase program.
(4)	Amounts shown reflect repurchases of $14.4 million of our common stock and $5.9 million of our 4.25% convertible notes included within our securities repurchase program.

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

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: May 6, 2008	/s/Frederick S. Cromer
Frederick S. Cromer Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2008	/s/Phung Ngo-Burns
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