Form 10-Q
period 2008-06-30
EXPRESSJET HOLDINGS INC
filed 2008-08-08
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

As of August 5, 2008 216,935,501  shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,

	2008	2007

Operating Revenue:
Passenger........................................................................................	$435,867	$387,484
Ground handling and other..................................................................	11,309	8,160

	447,176	395,644

Operating Expenses:
Wages, salaries and related costs......................................................	108,828	106,836
Aircraft fuel and related taxes.............................................................	95,962	73,638
Aircraft rentals...................................................................................	86,758	86,150
Maintenance, materials and repairs.....................................................	56,408	51,485
Other rentals and landing fees............................................................	29,065	29,288
Ground handling................................................................................	25,940	23,945
Outside services................................................................................	16,591	17,384
Marketing and distribution..................................................................	11,515	6,981
Depreciation and amortization.............................................................	8,788	6,096
Special charges	22,119	—
Other operating expenses..................................................................	29,000	36,571

	490,974	438,374

Operating Loss.......................................................................................	(43,798)	(42,730)

Nonoperating Income (Expense):
Impairment charges on investments....................................................	(5,231)	—
Interest expense................................................................................	(2,515)	(1,785)
Interest income.................................................................................	1,399	4,652
Capitalized interest............................................................................	263	378
Equity investments loss, net...............................................................	(378)	(283)
Other, net.........................................................................................	1,531	69

	(4,931)	3,031

Loss before Income Taxes.......................................................................	(48,729)	(39,699)
Income Tax Benefit ................................................................................	16,999	13,295

Net Loss................................................................................................	$(31,730)	$(26,404)

Basic and Diluted Loss per Common Share..............................................	$(0.62)	$(0.49)

Shares Used in Computing Basic and Diluted Loss per Common Share......	51,329	54,021

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Six Months Ended June 30,

	2008	2007

Operating Revenue:
Passenger.................................................................................	$872,896	$792,457
Ground handling and other...........................................................	22,448	15,746

	895,344	808,203

Operating Expenses:
Wages, salaries and related costs...............................................	223,434	211,819
Aircraft fuel and related taxes.......................................................	193,949	127,224
Aircraft rentals............................................................................	173,516	170,734
Maintenance, materials and repairs..............................................	112,053	100,038
Other rentals and landing fees......................................................	58,752	57,665
Ground handling.........................................................................	51,952	48,170
Outside services.........................................................................	33,310	32,276
Marketing and distribution............................................................	23,406	9,901
Depreciation and amortization......................................................	17,426	12,609
Special charges..........................................................................	22,119	—
Other operating expenses............................................................	64,208	66,156

	974,125	836,592

Operating Loss................................................................................	(78,781)	(28,389)

Nonoperating Income (Expense):
Impairment charges on investments..............................................	(18,892)	—
Interest expense.........................................................................	(4,871)	(3,585)
Interest income...........................................................................	3,762	8,546
Capitalized interest.....................................................................	663	553
Equity investments loss, net........................................................	(1,062)	(382)
Other, net..................................................................................	1,610	11

	(18,790)	5,143

Loss before Income Taxes................................................................	(97,571)	(23,246)
Income Tax Benefit .........................................................................	34,533	7,009

Net Loss.........................................................................................	$(63,038)	$(16,237)

Basic and Diluted Loss per Common Share.......................................	$(1.23)	$(0.30)

Shares Used in Computing Basic and Diluted Loss per Common Share	51,303	53,988

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30,	December 31,
	2008	2007

	(Unaudited)
Current Assets:
Cash and cash equivalents.......................................	$95,725	$189,259
Restricted cash.......................................................	44,132	24,756
Short-term investments.............................................	51,864	—
Accounts receivable, net...........................................	28,340	15,677
Spare parts and supplies, net....................................	26,374	26,598
Income tax receivable...............................................	383	37,081
Prepayments and other............................................	8,847	9,013

Total Current Assets.............................................	255,665	302,384

Property and Equipment:
Owned property and equipment:
Flight equipment...................................................	225,515	233,237
Other...................................................................	168,047	169,386

	393,562	402,623
Less: Accumulated depreciation............................	(150,822)	(139,044)

	242,740	263,579
Capital Leases:
Ground service equipment.......................................	46	4,338
Less: Accumulated amortization...........................	(9)	(4,219)

	37	119

Total Property and Equipment................................	242,777	263,698

Investments in Other Entities.........................................	3,420	9,713
Reorganization Value In Excess of Amounts Allocable to Identifiable Assets, net................................................	—	12,789
Airport Operating Rights, net..........................................	3,315	3,440
Debt Issuance Cost, net................................................	281	1,970
Other Assets, net.........................................................	3,482	3,614

Total Assets.........................................................	$508,940	$597,608

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2008	December 31, 2007

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt.......................................	$3,459	$138,159
Current maturities of capital lease obligations.........................	3	217
Accounts payable................................................................	13,701	4,036
Accrued payroll and related costs..........................................	53,575	47,985
Accrued airport service costs................................................	19,399	22,875
Accrued maintenance, materials and repair costs...................	18,250	19,406
Accrued tax costs (other than income tax).............................	11,745	11,434
Air traffic liability..................................................................	29,593	18,213
Amounts due to Continental Airlines, net................................	3,168	4,726
Accrued other liabilities........................................................	22,344	29,633

Total Current Liabilities......................................................	175,237	296,684

Long-term Debt.........................................................................	7,578	9,308

4.25% Senior Convertible Notes due 2023...................................	128,200	—

Capital Lease Obligations..........................................................	12	14

Deferred Income Taxes..............................................................	16,421	49,662

Other Long-term Liabilities.........................................................	8,985	9,500

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding, respectively..........................	—	—
Common stock - $.01 par, 400,000,000 shares authorized, and 55,952,229 and 55,138,692 shares issued, respectively........	560	551
Additional paid-in capital.......................................................	173,704	171,260
Accumulated earnings .........................................................	7,589	71,786
Accumulated other comprehensive income.............................	1,641	540
Common stock held in treasury, at cost 3,308,518 and 3,104,497 shares, respectively..........................................	(10,987)	(11,697)

Total Stockholders’ Equity.................................................	172,507	232,440

Total Liabilities and Stockholders’ Equity............................	$508,940	$597,608

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2008	2007

Net Cash Flows provided by (used in) Operating Activities..........................	$(11,907)	$32,245

Cash Flows from Investing Activities:
Purchase of short-term investments........................................................	(65,075)	—
Sale of short-term investments................................................................	650	—
Capital expenditures..............................................................................	(7,081)	(32,289)
Investments in restricted cash................................................................	(2,426)	(11,343)

Net cash used in investing activities........................................................	(73,932)	(43,632)

Cash Flows from Financing Activities:
Repurchase of common stock................................................................	(827)	—
Payments on long-term debt and capital lease obligations.........................	(8,445)	(868)
Proceeds from issuance of common stock related to Employee Stock Purchase Plan..........................................................................	1,305	—
Proceeds from short term financing.........................................................	272	66

Net cash used in financing activities......................................................	(7,695)	(802)

Net Increase (Decrease) in Cash and Cash Equivalents............................	(93,534)	(12,189)
Cash and Cash Equivalents - Beginning of Year.........................................	189,259	291,633

Cash and Cash Equivalents - End of Period...............................................	$95,725	$279,444

Supplemental Cash Flow Information:
Interest paid, net...................................................................................	$3,462	$3,457
Income taxes refunded, net....................................................................	$37,796	$2,119

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Overview

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with Holdings, as “ExpressJet”, “we” or “us”).  Our primary business is the operation of 274 aircraft.  As of June 30, 2008, we flew aircraft in the following services for various customers:

            Contract Flying

•	205 aircraft for Continental Airlines (“Continental”) as Continental Express pursuant to a capacity purchase agreement (the “Continental CPA”);
•	10 aircraft for Delta Air Lines (“Delta”) as Delta Connection pursuant to a capacity purchase agreement (the “Delta CPA”); and
•	12 aircraft in our Corporate Aviation division, which is dedicated to charter contracts and ad-hoc charter service.

            Branded Flying

•	34 aircraft under our own ExpressJet brand; and
•	13 aircraft for Delta pursuant to a prorate revenue agreement (the “Delta Prorate”) under which we share passenger revenue risk and incur pricing, scheduling and revenue management costs.

            Aviation Services includes our ground-handling services pursuant to our contracts with Continental and other airlines at 50 airport locations across the United States as of June 30, 2008, as well as ExpressJet Services, LLC (“Services”), our wholly owned repair and overhaul subsidiary.  Under Services’ brand, we provide composite, sheet metal, interior (including seat refurbishment) and thrust reverser repairs, as well as aircraft painting, throughout our five facilities in the United States and Mexico.  Revenues are earned and recognized when we complete various jobs and bill our customers for the products and/or services delivered.

            Industry.  The airline industry is very competitive and is facing unprecedented challenges including a weak U.S. economy and dramatic price increases in fuel that are having a crippling effect on the industry.  Some airlines have been able to use the bankruptcy process to restructure and lower their operating costs.  Additional pressures on airlines from potential consolidation among legacy carriers, the Internet as a distribution system and the intense competition from lower-cost carriers have resulted in announcements of significant capacity reductions, increases in fuel surcharges, fares and other fees.  In addition, regional carriers’ networks have become susceptible to mainline partner risks as legacy carriers are becoming more aggressive in down-sizing and terminating contracts.

            Continental CPA.  Our relationship with Continental remains central to our success as a majority of our fleet continues to support Continental’s network.  In June, we entered into a new seven-year capacity purchase agreement with Continental by amending and restating the existing Continental CPA.  The amended Continental CPA, which became effective July 1, 2008, will allow us to continue flying the 205 aircraft currently flown for Continental for the foreseeable future while providing Continental the right after one year to withdraw up to 15 aircraft.  The amended agreement significantly decreases Continental’s governance rights under the original agreement, including easing change-in-control limitations on ExpressJet, reducing restrictions on ExpressJet flying into Continental’s hub airports, and removing the most-favored-nation clause, allowing ExpressJet to actively pursue flying for other carriers and to consider other strategic alternatives.  The amended agreement also removes Continental’s right to early termination of the agreement without cause.

            The amended agreement provides payments to us at a pre-determined rate based on block hours flown and to reimburse us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and substantially all regional jet engine expenses under current long-term third-party contracts with no margin or mark-up.  Under the amended Continental CPA, Continental will be responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the amended Continental CPA.  The fixed block hour rates are considerably lower than the rates under the original agreement and will be subject to annual escalations tied to a consumer price index (capped at 3.5%) at each anniversary date.  We intend to return to Continental up to 39 aircraft previously released from the original capacity purchase agreement, with Continental bearing the expense related to the aircraft following their return.  ExpressJet also is focused on aggressively reducing costs in the coming months in response to the amended agreement with Continental and the economic difficulties facing the entire airline industry.

            Of the 69 aircraft operating outside of the Continental CPA, we will retain 30 aircraft at reduced rental rates to operate within ExpressJet’s Corporate Aviation division.  These aircraft will be dedicated to existing and new long-term charter flying arrangements, corporate shuttle arrangements, and ad-hoc charter service.  Beginning September 2, 2008, the remaining 39 aircraft will transition back to Continental during the fourth quarter 2008.

            We also entered into a settlement agreement with Continental to release the parties’ claims at the time of the agreement to amend the then existing capacity purchase agreement, relating to certain identified payments under such capacity purchase agreement, including disputes previously disclosed as possible matters for arbitration.

            Capacity Reductions.  Although we believe we made exceptional progress in establishing our brand, increasing our market share and adjusting our schedule appropriately, dramatically high fuel prices have continued to make the Branded Flying operation impossible to sustain.  On July 8, 2008, we announced the suspension of flying under several lines of our at-risk flying operations in September 2008.  Additionally, ExpressJet and Delta Air Lines mutually agreed to terminate our capacity purchase and pro-rate flying agreements effective September 2, 2008.

            Convertible Debt.  On August 1, 2008, holders of our 4.25% convertible notes due 2023 had the right to require us to repurchase their notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.  Under the indenture governing the convertible notes, we were able to satisfy the obligation with either cash, shares of our common stock, or a combination of cash and shares.  Since June 30, 2008, we took the following actions under consultation with our independent financial advisors:

•

Received shareholders approval for two proposals that provided us greater flexibility in satisfying our repurchase obligations with respect to the convertible notes, which included the ability to issue such number of shares of our common stock as necessary to repurchase all outstanding convertible notes that were tendered on July 31, 2008, and an increase of our authorized common stock from 200 million shares to 400 million shares;

•	Commenced our repurchase offer for the convertible notes and provided written notice to the trustee of our intention to pay the repurchase price wholly in shares of our common stock;
•

Unilaterally amended the indenture governing the notes to increase the coupon from 4.25% to 11.25% over the remaining note term, to provide security based on a pro-rata amount of collateral and to provide for an additional repurchase date on August 1, 2011, in order to provide improved terms and additional flexibility for the noteholders; thus, incentivizing existing holders to retain their notes in lieu of tendering; and

•

Issued 163.8 million shares of our common stock in payment of the repurchase price for the  $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest due August 1, 2008.  Because the common stock was issued in exchange for the convertible notes exclusively with the existing holders of the notes, and no commission or other compensation was paid in soliciting the exchange, the securities are exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

            Following the completion of the tender offer, $68.5 million aggregate principal of our 4.25% Convertible Notes due 2023 remains outstanding.  As provided in the amended indenture governing the notes, the notes have become our 11.25% Convertible Notes due 2023, which can be put to us in August 2011.

            Liquidity.  In light of the amended CPA agreement with Continental, aircraft withdrawals, dramatically lower utilization, dramatically lower block hour rates, our diminishing stock price and the continuing increases in the price of fuel, we believe cost restructuring and cash preservation is crucial to sustain our liquidity and meet our financial obligations over the next year.  Additional cost savings initiatives are essential at this time to maintain an appropriate operating margin and preserve our cash.  These include, individually or in combination, if required:

•	obtaining wage and benefit concessions from all of our employees;
•	reduction-in-force to match reduction-in-capacity;
•	obtaining third-party vendor concessions;
•	reducing capital expenditures to only those required by law or operational necessities;
•	borrowing against or liquidating our auction rate securities (“ARS”) holdings; and
•	selling unencumbered assets, tangible or intangible, or subleasing the aircraft we lease from Continental;

            Our 2008 cash flows as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•	$37.8 million tax refund for prior year loss carryback provisions, received in June 2008; and
•	$23.0 million, of which $20 million was received in July 2008, non-operating gain from the monetization of fuel fixed forward contracts subsequent to capacity reductions in September 2008.

            We believe that our existing liquidity and projected 2008 cash flows, including the incremental sources of liquidity described above and implementation of cost saving initiatives will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2008.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

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

            As of June 30, 2008, we held cash equivalents and short-term investments of ARS that were required to be measured at fair value.  We used the market approach to value our cash equivalents (see below for a discussion of our ARS).  The market approach uses prices and other relevant information generated by market transactions involving identical assets.

            In February 2008, we invested in $65 million of auction rate security investments which are classified as available-for-sale securities and reflected at fair value.  The fair value of our ARS is estimated using a discounted cash flow valuation model as of June 30, 2008.  Our valuation model considers, among other items, the collateralization underlying the ARS, the creditworthiness of our counterparties, the timing of expected future cash flows, and a discount rate which accounts for the liquidity issue associated with the current market conditions.  These securities were also compared, where possible, to other observable market data with similar characteristics, however, due to the contraction in the credit markets and other factors, the market for ARS is currently dormant.  As we could not predict when the market would recover and needed to avail ourselves the flexibility to sell our ARS in the next 12 months, we evaluated and classified, in accordance with accounting guidance our ARS as short-term investments and recognized in the first quarter of 2008 an other-than-temporary impairment of $13.7 million, resulting in an adjusted carrying value of $50.9 million.  As of June 30, 2008, we estimated the fair value of our ARS investment to be $52 million and recorded an unrealized gain of $1.1 million to other comprehensive income, accordingly.  Our total comprehensive loss for the three and six months ending June 30, 2008 was $30.6 million and $61.9 million, respectively.

            As of June 30, 2008, we continue to earn interest on all of our auction rate securities.  Any future decrease in fair value related to these instruments that we deem to be temporary would be recorded to accumulated other comprehensive income.  If we determine that any future decline in value was other than temporary, it would be recognized as a charge to earnings as appropriate.

            Assets that we measure at fair value on a recurring basis are shown below (in thousands):

	As of June 30, 2008 Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3

Cash equivalents..............................	$90,570	$90,570	$—	$—
Short-term investments.....................	51,864	—	—	51,864
Total...............................................	142,434	90,570	—	51,864

            The following table presents our ARS which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in Statement 157 at June 30, 2008 (in thousands):

As of June 30, 2008

Balance at 12/31/07.............................................................................................	$—
Purchases...........................................................................................................	65,075
Total impairment charges .....................................................................................	(13,661)
Balance at 3/31/2008...........................................................................................	$51,414
Purchases...........................................................................................................	—
Total fair value adjustments (Included in other comprehensive income) .....................	1,100
Sales..................................................................................................................	(650)
Balance at 6/30/2008...........................................................................................	$51,864
Total gains / (losses) for the period included in other comprehensive income attributable to unrealized earnings relating to assets still held at 6/30/2008.............	$1,100

Note 2 – Capacity Purchase Agreements

            Continental CPA.  Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly.  Payment was based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that were generally within our control.  The original revenue rates used in this formula remained in place through December 2004, after which new rates were to be established annually with the same methodology.  We had exposure for most labor costs and some maintenance and general administrative expenses if actual costs were higher than those budgeted in our block hour rates.  For a detailed description of the terms of the original Continental CPA, please see Item 1. “Business – Continental Capacity Purchase and Other Agreements” in our 2007 10-K.  As we were unable to agree upon rates for 2008, revenues for the six month period ended June 30, 2008 were recognized using 2007 block hour rates.

            In June, we reached an agreement with Continental to amend the existing Continental CPA.  The amended Continental CPA, which became effective July 1, 2008, will allow us to continue flying the 205 aircraft currently flown for Continental for the foreseeable future while providing Continental the right after one year to withdraw up to 15 aircraft.  The amended agreement significantly reduces Continental’s governance rights under the original agreement, including easing change-in-control limitations on ExpressJet, reducing restrictions on ExpressJet flying into Continental’s hub airports, and removing the most-favored-nation clause, allowing ExpressJet to actively pursue flying for other carriers and to consider other strategic alternatives.  The amended agreement also removes Continental’s ability to terminate the agreement without cause.

            The amended agreement provides payments to us at a pre-determined rate based on block hours flown and reimburses us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and substantially all regional jet engine expenses under current long-term third-party contracts with no margin or mark-up.  Under the amended Continental CPA, Continental will be responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the amended Continental CPA and, therefore, these items will not be included in our future statements of operations.   The fixed block hour rates are considerably lower than the rates under the original agreement and will be subject to annual escalations tied to a consumer price index (capped at 3.5%) at each anniversary date.  We intend to return to Continental up to 39 aircraft previously released from the original capacity purchase agreement, with Continental bearing the expenses related to the aircraft following their return.

            We also entered into a settlement agreement with Continental to release the parties’ claims at the time of the agreement to amend the then existing capacity purchase agreement, relating to certain identified payments under such capacity purchase agreement, including disputes previously disclosed as possible matters for arbitration.

            Delta CPA.  The Delta CPA covers 10 Embraer ERJ-145XR aircraft that were placed into service during June 2007.  Delta is responsible for scheduling, marketing, pricing and revenue management on the aircraft and collects all passenger revenues.  Airlines operates, maintains and finances the aircraft.

            Airlines receives a base rate for each completed block hour and departure and is reimbursed for certain pass-through costs which are primarily schedule-driven costs such as fuel and landing fees.  Airlines has the ability to earn incentives for meeting or exceeding completion benchmarks and maintaining high Department of Transportation rankings for on-time arrivals and other aspects of customer satisfaction.  These incentives are settled on a monthly and semi-annual basis.  For the three months ended June 30, 2008, we met all of our monthly incentive metrics. Of the three semi-annual incentive metrics for on-time, customer service, and completion, we met only one of these metrics for the period ending April 2008.

            The Delta CPA was scheduled to end on the second anniversary of each aircraft’s in-service date (June 2009) however, Delta and ExpressJet mutually agreed in July 2008 to terminate this CPA agreement and end our partnership effective September 2, 2008

Note 3- Restructuring and Related Special Charges

            Effective July 1, 2008, we entered into a new seven-year capacity purchase agreement with Continental by amending and restating the existing Continental CPA.  The amended agreement is based on fixed block hour rates that are considerably lower than the rates under the original agreement, which was designed to achieve an approximate 10% margin.  Additionally, Airlines announced in July 2008 that it will suspend flying under its branded commercial passenger flight operations and terminate its CPA and pro-rate agreements with Delta Airlines in September 2008.  The termination of the Delta agreements was mutually agreed by both Delta and Airlines.  As a result of these changes and our intention to return up to 39 aircraft to Continental, we have performed impairment tests, as required, for our long-lived assets, including reorganization value in excess of amounts allocable to identifiable assets (goodwill).

            Special Charges. In accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment of Long-Lived Assets (SFAS 144) we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value.  As a result of our impairment test, we concluded the carrying values of certain of our long-lived assets, primarily leasehold improvements in our at-risk flying segment were no longer recoverable.  Consequently, during the second quarter of 2008, we recorded an impairment charge of $8.6 million to write these long-lived assets down to their estimated fair values.  Fair values were determined based on estimated future cash flows for Branded Flying which were considered nominal.  No portion of the impairment charge will result in future cash expenditures.  All other long-lived assets for our other reportable segments were tested for impairment but were concluded to be recoverable with projected undiscounted cash flows.

            Reorganization value in excess of amounts allocable to identifiable assets (goodwill) of $12.8 million represents an amount associated with Continental’s bankruptcy restructuring and was recorded on our books prior to ExpressJet’s IPO from Continental in 2002.  In accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142), we apply a fair value based impairment test to the net book value of goodwill on an annual basis and if certain events or circumstances indicate that an impairment loss may have been incurred on an interim basis.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than our carrying value.

            Goodwill is allocated to our contract flying reportable segment.  We estimated fair value based on a discounted projection of future cash flows, supported with market based valuation.  We determined goodwill was impaired and recorded a non-cash charge of $12.8 million.

            In response to our settlement agreement with Continental to release the parties’ claims relating to payments under the original capacity purchase agreement, we recorded a non-cash charge of $0.7 million related to previously disputed base closure costs associated with the Continental CPA.

            The impairment charges for both long-lived assets and goodwill in addition to base closure costs associated with the original Continental CPA total $22.1 million and are reflected in the line “Special charges” on our consolidated statements of operations.

            Cost Savings Initiatives.  In light of the amended CPA agreement with Continental, aircraft withdrawals, dramatically lower utilization, dramatically lower block hour rates, our diminishing stock price and the continuing increases in the price of fuel, we believe cost restructuring and cash preservation are crucial to sustain our liquidity and meet our financial obligations through the first quarter of 2009.  Additional cost savings initiatives are essential at this time to maintain an appropriate operating margin.  Among the proposed initiatives needed to contribute toward this goal are labor concessions through wage and staffing reductions and third-party vendor concessions.

            Labor costs are a significant component of airline expenses and can substantially impact our results.  While there can be no assurance that our generally good labor relations and high labor productivity will continue, a crucial component of our business strategy is the preservation of good relations with our employees, approximately 65% of whom are represented by unions.  During the second quarter, management briefed the leaders of the labor groups on the revised business and fleet plan, the amended Continental agreement and revised revenue levels, the cost-savings initiatives for non-union employees and the cost savings target to each union group which includes 5% wage or work rule concessions and headcount reductions across all work groups to downsize to announced capacity reductions.  In order to mitigate involuntary furloughs and terminations, we are offering early outs and company offered leave of absences (“COLA’s”).  In addition, we are in discussions with all major vendors, including power-by-the-hour vendors for third-party concessions.

We believe we will record additional special charges in the 3rd quarter of 2008 and beyond in conjunction with our announced capacity reductions.  These costs can include ongoing facility rent obligations, aircraft repainting costs required under the return conditions, early termination costs of marketing and distribution contracts, employee relocation costs, severance and continuing medical coverage costs for furloughed employees, voluntary terminations and employees electing early retirement.  For the remainder of 2008 we expect to spend $20 million for severance, meeting aircraft return conditions and early termination of marketing and facility contracts related to our Branded Flying segment.

Note 4 – Segment Reporting

            Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“Statement 131”) requires disclosures related to components of a company for which separate financial information is available if that segregated information is evaluated regularly by our chief operating decision makers in deciding the allocation of resources and assessing performance.  ExpressJet has three major reportable segments:  Contract Flying, Branded Flying and Aviation Services.

            Due to the fact that dramatically high fuel costs have made the Branded Flying operations impossible to sustain, we announced in July 2008 that we mutually agreed with Delta to end our prorate partnership effective September 2, 2008 and that we will cease flying under the ExpressJet name effective September 2, 2008.  Beginning in September, all at-risk flying aircraft will either transition back to Continental or be redeployed to the Corporate Aviation division and no longer operate under ExpressJet’s Branded Flying segment.

            A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 274 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  Consequently, the tables below present (in thousands) our operating revenues, including inter-segment revenues, and segment profit / (losses) generated per reportable segment for the three and six months ended June 30, 2008 and 2007.  We also included our reconciliation of the consolidated operating revenue to consolidated net loss before taxes and of our total assets at June 30, 2008 and 2007.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Three months ended June 30, 2008:
Revenue from customers.............................	$358,246	$79,101	$10,952	$(1,123)	$447,176
Direct segment expenses (4).........................	271,279	108,628	5,845	(1,123)	384.629

Segment profit / (loss).............................	$86,967	$(29,527)	$5,107	$—	$62,547
Shared expenses (1)					(106,345)
Impairment charges on investments..............					(5,231)
Interest expense.........................................					(2,515)
Interest Income...........................................					1,661
Other.........................................................					1,154

Consolidated loss before income taxes.........					$(48,729)

Six months ended June 30, 2008:
Revenue from customers.............................	$723,920	$151,971	$22,152	$(2,699)	$895,344
Direct segment expenses (4).........................	546,659	226,711	12,021	(2,699)	782,692

Segment profit / (loss).............................	$177,261	$(74,740)	$10,131	$—	$112,652
Shared expenses (2)					(191,432)
Impairment charges on investments..............					(18,892)
Interest expense.........................................					(4,871)
Interest Income...........................................					4,425
Other.........................................................					547

Consolidated loss before income taxes.........					$(97,571)

Assets at June 30, 2008
Segment assets.........................................	$158,791	$30,006	$14,775	$—	$203,572
Other shared assets (3)................................					305,368

Total consolidated assets .......................					$508,940

(1) Some of the major components of shared expenses for the three months ended June 30, 2008 are maintenance labor – $20.0 million; general and administrative labor and related expenses – $21.2 million; other general and administrative expenses – $47.9 million; outside services – $10.7 million; and non-airport rentals – $2.5 million.

(2) Some of the major components of shared expenses for the six months ended June 30, 2008 are maintenance labor – $40.3 million; general and administrative labor and related expenses – $45.2 million; other general and administrative expenses – $74.7 million; outside services – $21.8 million; and non-airport rentals – $5.2 million.

(3) Other shared assets include assets that are used across segments.
(4) Direct segment expenses include special charges of $13.5 million and $8.6 million allocated to Contract Flying and Branded Flying, respectively, for the three and six months ended June 30, 2008.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Three months ended June 30, 2007:
Revenue from customers.............................	$360,087	$28,198	$9,715	$(2,356)	$395,644
Direct segment expenses............................	280,477	63,004	6,769	(2,356)	347,894

Segment profit / (loss).............................	$79,610	$(34,806)	$2,946	$—	$47,750
Shared expenses (1)....................................					(90,481)
Interest expense.........................................					(1,785)
Interest Income..........................................					5,030
Other.........................................................					(213)

Consolidated loss before income taxes.........					$(39,699)

Six months ended June 30, 2007:
Revenue from customers.............................	$764,903	$28,198	$19,620	$(4,518)	$808,203
Direct segment expenses............................	586,207	66,703	12,894	(4,518)	661,286

Segment profit / (loss).............................	$178,696	$(38,505)	$6,726	$—	$146,917
Shared expenses (2)....................................					(175,307)
Interest expense.........................................					(3,585)
Interest Income..........................................					9,099
Other.........................................................					(370)

Consolidated loss before income taxes.........					$(23,246)

Assets at June 30, 2007:
Segment assets.........................................	$187,726	$11,852	$15,809	$—	$215,387
Other shared assets (3)................................					464,563

Total consolidated assets .......................					$679,950

(1) Some of the major components of shared expenses are maintenance labor - $18.3 million; general and administrative labor and related expenses - $22.1 million; other general and administrative expenses – $25.0 million; outside services - $13.9 million; and non-airport rentals - $3.8 million.  Transition costs incurred were approximately $7.3 million.

(2) Some of the major components of shared expenses are maintenance labor - $36.7 million; general and administrative labor and related expenses - $47.6 million; other general and administrative expenses - $47.7 million; outside services - $23.3 million; and non-airport rentals - $7.5 million.  Transition costs incurred were approximately $12.5 million.

(3) Other shared assets include assets that are interchangeable between segments.

Note 5 –– Investments in Other Entities

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

Company	Carrying Amount of Investment at June 30, 2008 (In millions)	Carrying Amount of Investment at March 31, 2008 (In millions)

Wing Holdings, LLC	—	5.7
Flight Services and Systems, Inc.	3.4	3.3

            We impaired the remaining $5.2 million investment balance in Wing Holdings, LLC (“Wing”) at June 30, 2008, due to continuing losses.  Additionally, on July 18, 2008, we received notification that Wing was closing their main facility which represents approximately 64% of projected revenues.  This impairment charge was recognized as a decrease to our investment balance and corresponding equity loss presented in the line “Impairment charge on investment” in our consolidated statements of operations.

            We continue to work on reaching a final resolution and the execution of final documents with Flight Services and Systems, Inc. (“FSS”) in order to realize the $1.0 million note receivable which was due and payable in full on September 30, 2007.  FSS continues to generate income from its operations, and we anticipate our partnership with FSS will continue as originally intended.

            Our proportionate shares of the results of operations from these entities are included in the line “Equity investment income (loss), net” on our consolidated statements of operations.

Note 6 – Earnings / (Loss) Per Share

            We account for earnings per share in accordance with Statement of Financial Accounting Standard No. 128 — “Earnings per Share.”  Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.  The following table sets forth the reconciliation of the numerator and denominator of basic EPS to the numerator and denominator of diluted EPS for the three and six months ended June 30, 2008 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Numerator:
Net loss................................................	$(31,730)	$(26,404)	$(63,038)	$(16,237)
Income impact of assumed conversion of convertible debt....................................	—	—	—	—

	$(31,730)	$(26,404)	$(63,038)	$(16,237)

Denominator:
Weighted average common shares outstanding.........................................	51,329	54,021	51,303	53,988
Effect of stock options and restricted stock outstanding................................	—	—	—	—
Assumed conversion of convertible debt...	—	—	—	—

	51,329	54,021	51,303	53,988

Basic and Diluted loss per share.............	$(0.62)	(0.49)	(1.23)	(0.30)

            We excluded 1,257,354 and 653,755 shares of restricted stock from the weighted average shares used in computing basic EPS for the three months and six months ended June 30, 2008 and 2007, respectively, as these shares were not vested as of these dates.

            Weighted average common shares outstanding for the diluted EPS calculation include the potential common stock equivalents related to our senior convertible notes, the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 4.5 million and 4.6 million shares of our common stock for the three and six months ended June 30, 2008  and 3.2 million and 2.7 million shares of our common stock for the three and six months ended June 30, 2007.  These options’ exercise prices were greater than the average market price of the common shares for the respective periods;

•	0.2 million shares of restricted stock for the three and six months ended June 30, 2008; and
•

7.0 million shares of common stock equivalents for the assumed conversion of convertible debt for the three and six months ended June 30, 2008 in addition to 7.5 million shares of common stock equivalents for the three and six months ended June 30, 2007.

            As a result of our tender offer with respect to our 4.25% convertible notes due 2023, we issued 163.8 million shares of our common stock in payment for the $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest that was due August 1, 2008. This issuance of our common stock will be reflected in our future EPS.

Note 7 – Debt

            As of June 30, 2008, long-term debt, including current maturities, totaled $139.2 million, which consisted of our 4.25% senior convertible notes due 2023 and the secured debt owed to Export Development Canada (“EDC”).

            As of June 30, 2008 and December 31, 2007, we estimated the fair value of our $128.2 million and $134.7 million (carrying value, net of repurchases in 2007 and 2008) fixed-rate debt to be $77.6 million and $130.7 million, respectively, based upon quoted market prices.  We repurchased an additional $3.0 million of our 4.25% senior convertible notes due 2023 during the three months ended June 30, 2008.

Convertible Debt.  On August 1, 2008, holders of our 4.25% convertible notes due 2023 had the right to require us to repurchase their notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.  Under the indenture governing the convertible notes, we were able to satisfy the obligation with either cash, shares of our common stock, or a combination of cash and shares.  Since June 30, 2008, we took the following actions under consultation with our independent financial advisors:

•

Received shareholders approval for two proposals that provided us greater flexibility in satisfying our repurchase obligations with respect to the convertible notes, which included the ability to issue such number of shares of our common stock as necessary to repurchase all outstanding convertible notes that were tendered on July 31, 2008, and an increase of our authorized common stock from 200 million shares to 400 million shares;

•	Commenced our repurchase offer for the convertible notes and provided written notice to the trustee of our intention to pay the repurchase price wholly in shares of our common stock;
•

Unilaterally amended the indenture governing the notes to increase the coupon from 4.25% to 11.25% over the remaining note term, to provide security based on a pro-rata amount of collateral and to provide for an additional repurchase date on August 1, 2011, in order to provide improved terms and additional flexibility for the noteholders; thus, incentivizing existing holders to retain their notes in lieu of tendering; and

•

Issued 163.8 million shares of our common stock in payment of the repurchase price for the  $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest due August 1, 2008.  Because the common stock was issued in exchange for the convertible notes exclusively with the existing holders of the notes, and no commission or other compensation was paid in soliciting the exchange, the securities are exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

            Following the completion of the tender offer, $68.5 million aggregate principal of our 4.25% Convertible Notes due 2023 remains outstanding.  As provided in the amended indenture governing the notes, the notes have become our 11.25% Convertible Notes due 2023 which can be put to us in August 2011.  Given the subsequent refinancing of our convertible debt, we reclassed the notes from current to non-current debt at June 30, 2008.

            Other than the 11.25% Convertible Notes, we do not have any material long-term borrowings or available lines of credit.  Pursuant to the terms of the amended indenture governing the 11.25% notes outstanding, we did grant a security interest, with a pro-rata portion, (based on the portion that the remaining notes represent of the total convertible notes that were issued) of assets with an appraised value of approximately $181 million, including approximately $96 million in spare parts and $85 million of spare engines.  Based on the principal amount of notes remaining outstanding on August 2, 2008, the pledged collateral for the notes totals approximately $51.5 million in spare parts and $45.3 million in spare engines.  We agreed that we will not as of any fiscal year end permit the aggregate outstanding principal amount of the Notes divided by the fair market value of the pledged collateral to be greater than certain percentages.  If such collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.

            The following condensed consolidating balance sheets, results of operations and cash flows present separately the financial position of the parent issuer, Holdings, the subsidiary guarantor, Airlines, and all other non-guarantor subsidiaries of Holdings on a combined basis.

	Condensed Consolidating Balance Sheet June 30, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets.................................	$—	$247,756	$7,909	$—	$255,665
Property and equipment, net.............	110	228,223	14,444	—	242,777
Investments in other entities..............	3,420	—	—	—	3,420
Other assets....................................	1,220	7,507	145	(1,794)	7,078

Total assets.....................................	$4,750	$483,486	$22,498	$(1,794)	$508,940

Current liabilities..............................	1,569	171,849	1,819	—	175,237
Intercompany payables (receivables)..	(344,572)	338,614	5,958	—	—
Long-term debt.................................	128,200	7,578	—	—	135,778
Other liabilities.................................	(5,838)	35,043	(1,993)	(1,794)	25,418
Stockholders’ equity.........................	225,391	(69,598)	16,714	—	172,507

Total liabilities and stockholders’ equity............................................	$4,750	$483,486	$22,498	$(1,794)	$508,940

	Condensed Consolidating Balance Sheet December 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets.................................	$—	$296,348	$6,036	$—	$302,384
Property and equipment, net.............	112	248,720	14,866	—	263,698
Investments in other entities..............	3,254	—	6,459	—	9,713
Other assets....................................	15,760	5,907	146	—	21,813

Total assets.....................................	$19,126	$550,975	$27,507	$—	$597,608

Current liabilities..............................	137,122	158,557	1,005	—	296,684
Intercompany payables (receivables)..	(332,112)	326,233	5,879	—	—
Long-term debt.................................	—	9,308	14	—	9,322
Other liabilities.................................	(5,838)	66,992	(1,992)	—	59,162
Stockholders’ equity.........................	219,954	(10,115)	22,601	—	232,440

Total liabilities and stockholders’ equity............................................	$19,126	$550,975	$27,507	$—	$597,608

	Condensed Consolidating Results of Operations Three Months Ended June 30, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue............................	$—	$444,290	$4,009	$(1,123)	$447,176
Operating expenses.........................	47	486,970	5,080	(1,123)	490,974

Operating loss.................................	(47)	(42,680)	(1,071)	—	(43,798)

Impairment charges on investments...	—	—	(5,231)	—	(5,231)
Interest expense..............................	(2,342)	(4,620)	(11)	4,458	(2,515)
Interest income................................	4,458	1,399	—	(4,458)	1,399
Capitalized interest...........................	—	263	—	—	263
Equity investment income / (loss)......	141	—	(519)	—	(378)
Other, net........................................	455	1,161	(85)	—	1,531

Income / (loss) before income taxes...	2,665	(44,477)	(6,917)	—	(48,729)
Income tax benefit / (expense)...........	(933)	15,762	2,170	—	16,999

Net income / (loss)...........................	$1,732	$(28,715)	$(4,747)	$—	$(31,730)

	Condensed Consolidating Results of Operations Six Months Ended June 30, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue............................	$—	$889,773	$8,271	$(2,700)	$895,344
Operating expenses.........................	74	966,631	10,120	(2,700)	974,125

Operating loss.................................	(74)	(76,858)	(1,849)	—	(78,781)

Impairment charges on investments...	—	(13,661)	(5,231)	—	(18,892)
Interest expense..............................	(4,516)	(9,260)	(12)	8,917	(4,871)
Interest income................................	8,917	3,762	—	(8,917)	3,762
Capitalized interest...........................	—	663	—	—	663
Equity investment income / (loss)......	165	—	(1,227)	—	(1,062)
Other, net........................................	525	1,206	(121)	—	1,610

Income / (loss) before income taxes...	5,017	(94,148)	(8,440)	—	(97,571)
Income tax benefit / (expense)...........	(1,756)	33,734	2,555	—	34,533

Net income / (loss)...........................	$3,261	$(60,414)	$(5,885)	$—	$(63,038)

	Condensed Consolidating Results of Operations
	Three Months Ended June 30, 2007
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue......................	$—	$393,726	$3,787	$(2,356)	$395,644
Operating expenses...................	309	434,093	5,841	(2,356)	438,374

Operating loss...........................	(309)	(40,367)	(2,054)	—	(42,730)

Interest expense........................	(1,509)	(4,728)	—	4,452	(1,785)
Interest income..........................	4,469	4,635	—	(4,452)	4,652
Capitalized Interest.....................	—	378	—	—	378
Equity investment (loss)..............	(11)	—	(272)	—	(283)
Other, net..................................	—	—	69	—	69

Income/(loss) before income taxes........................................	2,640	(40,082)	(2,257)	—	(39,699)
Income tax benefit (expense).......	(928)	13,357	866	—	13,295

Net income / (loss).....................	$1,712	$(26,725)	$(1,391)	$—	$(26,404)

	Condensed Consolidating Results of Operations
	Six Months Ended June 30, 2007
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue.......................	$—	$804,476	$7,256	$(4,519)	$807,213
Operating expenses....................	310	829,184	10,627	(4,519)	835,602

Operating loss............................	(310)	(24,708)	(3,371)	—	(28,389)

Interest expense.........................	(3,017)	(9,470)	(2)	8,904	(3,585)
Interest income...........................	8,955	8,495	—	(8,904)	8,546
Capitalized Interest.....................	—	553	—	—	553
Equity investment income (loss)...	(34)	—	(348)	—	(382)
Other, net...................................	—	7	4	—	11

Income/(loss) before income taxes.................................................	5,594	(25,123)	(3,717)	—	(23,246)
Income tax benefit (expense).......	(1,962)	7,870	1,101	—	7,009

Net income / (loss)......................	$3,632	$(17,253)	$(2,616)	$—	$(16,237)

	Condensed Consolidating Cash Flows Six Months Ended June 30, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities............	$—	$(12,175)	$(767)	$1,035	$(11,907)
Investing activities..............	—	(73,928)	(4)	—	(73,932)
Financing activities............	—	(7,693)	1,033	(1,035)	(7,695)

Net increase / (decrease) in cash.................................	—	(93,796)	262	—	(95,534)
Cash at the beginning of the period...............................	—	188,834	425	—	189,259

Cash at the end of the period...............................	$—	$95,038	$687	$—	$95,725

	Condensed Consolidating Cash Flows Six Months Ended June 30, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities............	$—	$33,189	$(944)	$—	$32,245
Investing activities..............	—	(44,179)	(23)	570	(43,632)
Financing activities............	458	(1,228)	538	(570)	(802)

Net increase / (decrease) in cash.................................	458	(12,218)	(429)	—	(12,189)
Cash at the beginning of the period...............................	—	291,148	485	—	291,633

Cash at the end of the period...............................	$458	$278,930	$56	$—	$279,444

Note 8 – Income Taxes

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks: 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments depend solely on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  There were no payments made to Continental under the tax agreement during 2007 or during the first six months of 2008.

            During the second quarter of 2008, we received $37.8 million in tax refunds, which primarily represented income tax refunds from prior years resulting from the carry back and application of 2007 operating losses against past years’ income.  This was recorded as a tax receivable as of December 31, 2007.  As a result of these refunds, we can no longer carryback additional losses related to federal income taxes.

Note 9 – Commitments and Contingencies

            Capacity Purchase Agreement.  See Note 2 – “Capacity Purchase Agreements” for further information regarding our capacity purchase agreement with Continental.

            Purchase Commitments.  As of June 30, 2008, we had options for 75 ERJ-145XR aircraft that may be exercised for an ERJ-145 or similar aircraft.  On August 1, 2008, we elected to forfeit 25 of those options.  We retain the right to exercise the remaining 50 option aircraft and fly them for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

            The following table represents changes to our minimum contractual obligations for our convertible debt and our aircraft operating leases since December 31, 2007.  For a summary of the remaining contractual obligations, please refer to the 2007 10-K Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Commitments – Contractual Obligations and Commercial Commitments.”

	Total	2008	2009	2010	2011	2012	Over 5 Years

11.25% senior convertible notes due 2023 (1)	$96.0	$4.4	$7.7	$7.7	$76.2	$—	$—
Aircraft operating leases (2)	340.1	197.8	21.9	21.9	21.9	21.9	54.7

Total expected cash obligations	$436.1	$202.2	$29.6	$29.6	$98.1	$21.9	$54.7

(1)

Following the completion of the tender offer related to our convertible debt in August 2008, $68.5 million aggregate principal of our 4.25% Convertible Notes due 2023 remains outstanding.  As provided in the amended indenture governing the notes, the notes have become our 11.25% Convertible Notes due 2023 with an additional repurchase date on August 1, 2011.

(2)

Consistent with the amended Continental CPA, the remaining 30 aircraft lease payments for Corporate Aviation are at 50% of the current lease obligations.  Lease payments for the 205 aircraft operating under Continental will be incurred directly by Continental.

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

            Credit Card Holdback.  The level of credit card holdbacks under the agreement with our Visa and MasterCard processor is subject to adjustments based on specific financial triggers that require, among other things, that we maintain certain financial ratios and levels of operating income and unrestricted cash.  Our current holdback requirement is 100%.  This holdback, which is included in restricted cash in our consolidated balance sheet, totaled approximately $17.8 million and $4.9 million as of June 30, 2008 and December 31, 2007, respectively.  The funds held back bear interest and will be made available to us as air travel is completed.

            Under our American Express credit card processing agreement, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our consolidated balance sheets, totaled approximately $7.1 million and $3.6 million as of June 30, 2008 and December 31, 2007, respectively.  The funds held back by American Express bear interest and are subsequently made available to us as air travel is completed.

            We believe that substantially all of the restricted cash associated with the credit card holdbacks will be reclassed to unrestricted cash in September 2008 as we discontinue selling air-travel tickets for our branded flying.

            Fuel.  Branded Flying operations can be significantly impacted by changes in the price and availability of aircraft fuel.  Efforts to reduce our exposure to increases in the price and availability of aviation fuel consist of the utilization of forward-purchase contracts at fixed prices and fuel tankering, where feasible.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.  As of the date of this filing, we have only committed to purchase 6.4 million gallons, or 59% of our anticipated Branded Flying fuel needs for July and August 2008, at a weighted average price per gallon of $2.44, excluding taxes and into-plane fees.  Upon the decision to cease operations for Airlines’ Branded Flying on July 8, 2008, we sold our fixed forward purchase contracts for periods subsequent to September 2, 2008, which resulted in a non-operating gain of approximately $23 million.  For a detailed description of developments after June 30, 2008, please see Note 10 – “Subsequent Events”.

            For the year six months ended June 30, 2008, Airlines’ consolidated fuel cost, including related fuel taxes, was $1.19 per gallon.  This results from over 75% of our fuel consumption being capped at a lower rate per gallon within our agreements with Continental.

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

Note 10 - Subsequent Events

            Sale of Fuel Fixed-Forward Contracts.  Upon the decision to cease operations for Airlines’ Branded Flying on July 8, 2008, we sold our fixed forward purchase contracts for periods subsequent to September 2, 2008, which resulted in a non-operating gain of approximately $23 million.  We received approximately $16 million in cash from World Fuel Services as well as the benefit of forgoing our weekly fuel payment of approximately $4 million.  The monies held back as a deposit by World Fuel Services bear interest and will be made available to us in September 2008 as the related contracts clear.

            Convertible Debt.  On August 1, 2008, holders of our 4.25% convertible notes due 2023 had the right to require us to repurchase their notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.  On such date, we issued 163.8 million shares of our common stock in payment of the repurchase price for the $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest due on August 1, 2009.  Following the completion of this tender offer, $68.5 million aggregate principal of our 4.25% Convertible Notes due 2023 remains outstanding.  As provided in the amended indenture governing the notes, the notes have become our 11.25% Convertible Notes due 2023.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion contains a number of forward-looking statements that are based on our current expectations and involve a number of risks and uncertainties, many of which are outside our control.  Specifically statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to:

•	our dependence on the financial and operational stability of Continental;
•	our operations under the Continental CPA could be unprofitable;
•	our operations outside of the Continental CPA could reduce our ability to operate profitably
•	the expiration of the Amended Continental CPA after a term of seven years with no renewal or extension options:
•	Continental’s ability to remove additional aircraft from the Amended Continental CPA as leases on covered aircraft expire;
•

the possibility that we could lose access to our aircraft, facilities and regulatory authorizations, as well as any airport-related and other services that Continental currently provides to us if the Amended Continental CPA were terminated for “cause” as defined in the agreement;

•

the possibility that a small number of noteholders representing a majority of the convertible  debt have tendered their notes for shares of our common stock and can now control us and have influence on our Board of Directors;

•	the new amendments to the terms of our convertible notes could increase our obligations and could put our assets at risk;
•	our common stock could be delisted from the New York Stock Exchange, (“NYSE”), if we fail to maintain the minimum required market capitalization and minimum average closing stock price;
•	increased maintenance and other costs as our fleet ages;
•	our cost structure may not be competitive with some low-cost or other regional carriers;
•	extensive government regulation of our business and additional costs to comply with such regulations;
•	other adverse factors, including weather conditions and the availability and cost of fuel;
•	our reliance on technology could be harmful in the event of system failure; and
•	any adverse effects on our operations and financial condition from an aviation accident.

For further discussion of these risks, please see the “Risk Factors” sections in our 2007 10-K and in this report.  The statements in this report are made as of August 8, 2008 and the events described in forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Operational Review

            Many factors could materially affect our results of operations making 2008 a challenging year for us.  Airlines currently offers scheduled airline services with approximately 1,500 departures to 175 destinations in North America and the Caribbean.  For the three months ended June 30, 2008, Airlines operated under the Continental CPA at a 98.1% and 99.9% completion factor and controllable completion factor, respectively, which excludes cancellations due to weather and air traffic control.  For the six months ended June 30, 2008, Airlines operated under the Continental CPA at a 96.9% and 99.8% completion factor and controllable completion factor, respectively.  Company-wide, Airlines achieved overall completion factors of 98.4% and 97.5%, respectively, for the three and six months ended June 30, 2008.

            The following table summarizes our fleet allocation as of June 30, 2008 and our proposed fleet allocation beginning in September 2008.

		Fleet Allocation
	June 2008	September 2008

Contract
Continental CPA.........................	205	205
Delta CPA..................................	10	—
Corporate Aviation.......................	12	30

	227	235
Branded
ExpressJet.................................	34	—
Delta Prorate..............................	13	—

	47	—

Total.............................................	274	235

            We plan to end 2008 with 235 operating aircraft, 205 flying as Continental Express and 30 in our Corporate Aviation Division.  As a result of the fleet reduction and decreased flying on behalf of Continental we expect to operate approximately 30% less block hours during the 4th quarter of 2008 versus the 2nd quarter of 2008.

2008 Outlook

            Industry.  The airline industry is very competitive and is facing unprecedented challenges including a weak U.S. economy and dramatic price increases in fuel that are having a crippling effect on the aviation industry.  Some airlines have been able to use the bankruptcy process to restructure and lower their operating costs.  Additional pressures on airlines from potential consolidation among legacy carriers, the Internet as a distribution system and the intense competition from lower-cost carriers have resulted in announcements of significant capacity reductions, increases in fuel surcharges, fares and other fees.  In addition, regional carriers’ networks have become susceptible to mainline partner risks as legacy carriers are becoming more aggressive in down-sizing and terminating contracts.

            Continental CPA.  Our relationship with Continental remains central to our success as a majority of our fleet continues to support Continental’s network.  In June, we entered into a new seven-year capacity purchase agreement with Continental by amending and restating the existing Continental CPA.  The amended Continental CPA, which became effective July 1, 2008, will allow us to continue flying the 205 aircraft currently flown for Continental for the foreseeable future while providing Continental the right after one year to withdraw up to 15 aircraft.  Additionally, our revenue for the last half of 2008, from the amended Continental CPA, will be significantly lower than the revenue from the Continental CPA recorded in the first half of the year, as it will be based on a fixed, pre-determined rate based on block hours flown.  The amended agreement significantly decreases Continental’s governance rights under the original agreement, including easing change-of-control limitations on ExpressJet, reducing restrictions on ExpressJet flying into Continental’s hub airports, and removing the most-favored-nation clause, allowing ExpressJet to actively pursue flying for other carriers and to consider other strategic alternatives.  The amended agreement also removes Continental’s ability to early terminate the agreement without cause.

            The amended agreement provides payments to us at a pre-determined rate based on block hours flown and reimburses us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and substantially all regional jet engine expenses under current long-term third-party contracts with no margin or mark-up.  Under the amended Continental CPA, Continental will be responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the amended Continental CPA and, therefore, these items will not be reflected in our future statements of operations.  The fixed block hour rates are considerably lower than the rates under the original agreement and will be subject to annual escalations tied to a consumer price index (capped at 3.5%) at each anniversary date.  ExpressJet intends to return to Continental up to 39 aircraft previously released from the original capacity purchase agreement, with Continental bearing the expenses related to the aircraft following their return.  ExpressJet also is focused on aggressively reducing costs in the coming months in response to the amended agreement with Continental and the economic difficulties facing the entire airline industry.

            Of the 69 aircraft operating outside of the Continental CPA, we will retain 30 aircraft at reduced rental rates to operate within ExpressJet’s Corporate Aviation division.  These aircraft will be dedicated to existing and new long-term charter flying arrangements, corporate shuttle arrangements and ad-hoc charter service.  Beginning September 2, 2008, the remaining 39 aircraft will transition back to Continental.

            We also entered into a settlement agreement with Continental to release the parties’ claims at the time of the agreement to amend the then existing capacity purchase agreement, relating to certain identified payments under such capacity purchase agreement, including disputes previously disclosed as possible matters for arbitration.

            Capacity Reductions and Cost Savings Initiatives.  Although we believe we made exceptional progress in establishing our brand, increasing our market share and adjusting our schedule appropriately, dramatically high fuel prices have continued to make the Branded Flying operation impossible to sustain.  On July 8, 2008, we announced the suspension of flying under several lines of our at-risk flying operations in September 2008.  Additionally, we mutually agreed to terminate our capacity purchase and pro-rate flying agreements with Delta Air Lines effective September 2, 2008.  As a result of the announced reductions in flying, we expect to operate approximately 30% less block hours during the 4th quarter 2008 versus the 2nd quarter 2008.  For the remainder of 2008 we expect to spend $20 million for severance, meeting aircraft return conditions and early termination of marketing and facility contracts related to our Branded Flying segment.  However, we expect to achieve $65 million annually in volume savings through this reduction in flying.

            In addition, due to our aggressive capacity reductions, we must manage wages, maintenance and overhead to achieve profitability.  We are currently seeking approximately $36 million in wage and benefit reductions from all of our employees, including our unionized workgroups.  Effective July 15, we instituted a 5% wage and benefit reduction for our management and clerical staff, including management and clerical staff expected head count reductions, this brings us to 30% of our stated savings goal.  The remaining reductions need to be achieved during the third quarter 2008 and will become effective immediately.

            Convertible Debt.  On August 1, 2008, holders of our 4.25% convertible notes due 2023 had the right to require us to repurchase their notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.  Under the indenture governing the convertible notes, we were able to satisfy the obligation with either cash, shares of our common stock, or a combination of cash and shares.  Since June 30, 2008, we took the following actions under consultation with our independent financial advisors:

•

Received shareholders approval for two proposals that provided us greater flexibility in satisfying our repurchase obligations with respect to the convertible notes, which included the ability to issue such number of shares of our common stock as necessary to repurchase all outstanding convertible notes that were tendered on July 31, 2008, and an increase of our authorized common stock from 200 million shares to 400 million shares;

•	Commenced our repurchase offer for the convertible notes and provided written notice to the trustee of our intention to pay the repurchase price wholly in shares of our common stock;
•

Unilaterally amended the indenture governing the notes to increase the coupon from 4.25% to 11.25% over the remaining note term, to provide security based on a pro-rata amount of collateral and to provide for an additional repurchase date on August 1, 2011, in order to provide improved terms and additional flexibility for the noteholders; thus, incentivizing existing holders to retain their notes in lieu of tendering; and

•

Issued 163.8 million shares of our common stock in payment of the repurchase price for the  $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest due August 1, 2008.  Because the common stock was issued in exchange for the convertible notes exclusively with the existing holders of the notes, and no commission or other compensation was paid in soliciting the exchange, the securities are exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

            Following the completion of the tender offer, $68.5 million aggregate principal of our 4.25% Convertible Notes due 2023 remains outstanding.  As provided in the amended indenture governing the notes, the notes have become our 11.25% Convertible Notes due 2023.

            Other Liquidity Matters.  In light of the amended CPA agreement with Continental, aircraft withdrawals, dramatically lower utilization, our diminishing stock price and the continuing increases in the price of fuel, we believe cost restructuring and cash preservation are crucial to sustain our liquidity and meet our financial obligations through the first quarter of 2009.  Additional cost savings initiatives are essential at this time to maintain an appropriate operating margin and preserve our cash.  These include, individually or in combination, if required:

•	obtaining wage and benefit concessions from all of our employees;
•	reduction-in-force to match reduction-in-capacity;
•	obtaining third-party vendor concessions;
•	reducing capital expenditures to only those required by law or operational necessities;
•	borrowing against or liquidating our auction rate securities (“ARS”) holdings; and
•	selling unencumbered assets, tangible or intangible, or subleasing the aircraft we lease from Continental;

            Our 2008 cash flows as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•	$37.8 million tax refund for prior year loss carryback provisions, received in June 2008; and
•	$23.0 million, of which $20 million was received in July 2008, non-operating gain from the monetization of fuel fixed forward contracts subsequent to capacity reductions in September 2008.

            We believe that our existing liquidity and projected 2008 cash flows, including the incremental sources of liquidity described above and implementation of cost saving initiatives, if needed, will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2008.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

            Corporate Aviation

            Our continued goal for 2008 is to expand our Corporate Aviation (charter) division customer base and focus on growing our already developed relationships with key clients.  As reductions in commercial schedules continue, we will continue to evaluate various corporate shuttle opportunities, including seasonal flying for other air carriers during high-demand periods to complement our current contracts.  Our current contracts are the most consistent during the period from October through April, but in future years we expect to generate steady operating income during all months. Additionally, we continue to seek longer-term contracts instead of those lasting from one to six months that we currently have in place to enhance consistency in aircraft and crew planning and to maximize our operational efficiency.

            As of June 30, 2008, we operated 12 aircraft within the charter division.  After September 2, 2008, we will retain a total of 30 aircraft of the 69 aircraft outside of the Amended Continental CPA at reduced rental rates to operate within ExpressJet’s Corporate Aviation division.  These aircraft will be dedicated to charter contracts, corporate shuttles and ad-hoc charter service.  Beginning September 2, 2008, the remaining 39 aircraft previously working within the ExpressJet Brand, Delta CPA and Delta Prorate will transition back to Continental.

            Aviation Services

            Aviation Services includes our ground-handling services pursuant to our contracts with Continental and other airlines at 50 airport locations across the United States as of June 30, 2008, as well as the work provided under Services, brand.  During 2008, we will continue to leverage our operational expertise developed from this business segment to cost-effectively operate the aircraft for our current customers and attract potential customers.

Critical Accounting Policies and Estimates

            The following are changes to our accounting policies and estimates described in our 2007 10-K.

            Fair Value Instruments.   At June 30, 2008, we have auction rate securities, (“ARS”), with a fair value of $52 million.  These were classified as short-term investments within the current assets of our balance sheet.  We did not have any ARS as of December 31, 2007.  See Item 1. “Financial Statement and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Account Policies” for a discussion of our auction rate securities.

            As we could not predict when the market would recover and needed to avail ourselves of the flexibility to sell our ARS in the next 12 months, we evaluated and classified, in accordance with accounting guidance, our ARS as short-term investments and recognized in the first quarter of 2008 an other-than-temporary impairment of $13.7 million.  As of June 30, 2008, we re-evaluated our ARS and recorded a $1.1 million unrealized gain to other comprehensive income.  Due to the current market conditions, we cannot currently anticipate whether our fair value will be materially different from the amount we will realize when we settle our ARS.  Please see Item 1. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies for further information on our auction rate securities including our valuation methodology.

Results of Operations

            The following discussion provides an analysis of our results of operations and reasons for material changes in those results for the three and six months ended June 30, 2008, compared to the corresponding periods ended June 30, 2007.

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

            Operating Revenue and Segment Profit / (Loss)

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from the three months ended June 30, 2008 to the same period in 2007.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 274 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Three Months Ended June 30,

	2008	Total Revenue %	2007	Total Revenue %	Increase / (Decrease)	Change %

Revenue from customers:.......
Contract Flying....................	$358,246	80.1	$360,087	91.0	(1,841)	(0.5)
Branded Flying....................	79,101	17.7	28,198	7.1	50,903	180.5
Aviation Services.................	10,952	2.4	9,715	2.5	1,237	12.7
Eliminations........................	(1,123)	(0.3)	(2,356)	(0.6)	1,233	(52.3)
Total Revenue from customers	447,176	100.0	395,644	100.0	51,532	13.0

Contract Flying....................	271,279	60.7	280,477	70.9	(9,198)	(3.3)
Branded Flying....................	108,628	24.3	63,004	15.9	45,624	72.4
Aviation Services.................	5,845	1.3	6,769	1.7	(924)	(13.7)
Eliminations........................	(1,123)	(0.3)	(2,356)	(0.6)	1,233	(52.3)
Total Direct segment costs.....	384,629	86.0	347,894	87.9	36,735	10.6
Segment profit.......................	62,547	14.0	47,750	12.1	14,797	31.0
Shared expenses, including transition costs...................	(106,345)		(90,481)
Impairment charges on investments........................	(5,231)		—
Interest expense....................	(2,515)		(1,785)
Interest income.....................	1,661		5,030
Other....................................	1,154		(213)
Consolidated loss before income taxes......................	(48,729)		(39,699)

            The table below (in thousands, except percentage data) sets forth the segment profit (loss) for the three months ended June 30, 2008 and the three months ended June 30, 2007 for each segment.

	Contract Flying		Branded Flying		Aviation Services

	2008	Total Revenue %	2008	Total Revenue %	2008	Total Revenue %

Revenue from customers:.........	$358,246	100.0	$79,101	n/m	10,952	100.0
Direct segment costs: (1)............	271,279	75.7	108,628	n/m	5,845	53.4
Segment profit / (loss).................	86,967	24.3	(29,527)	n/m	5,107	46.6

	Contract Flying		Branded Flying		Aviation Services

	2007	Total Revenue %	2007	Total Revenue %	2007	Total Revenue %

Revenue from customers:.........	$360,087	100.0	$28,198	n/m	9,715	100.0
Direct segment costs:................	280,477	77.9	63,004	n/m	6,769	69.7
Segment profit / (loss).................	79,610	22.1	(34,806)	n/m	2,946	30.3

(1) Direct segment expenses include special charges of $13.5 million and $8.6 million allocated to Contract Flying and Branded Flying, respectively, for the three and six months ended June 30, 2008.

            Contract Flying.   Our decrease in operating revenue for contract flying is primarily due to the timing of aircraft withdrawals from the Continental CPA.  During the three months ended June 30, 2007, 30 aircraft partially contributed to our contract flying revenue until such time that they were withdrawn from the Continental CPA and redeployed to our other lines of business.  For the three months ended June 30, 2008, all aircraft outside of the Continental CPA had transitioned and were not contributing to contract flying revenue.  This decrease was partially offset by commencing contract flying under the Delta CPA which began in June 2007.

            Branded Flying.  We began Branded Flying on April 2, 2007.  Our revenue from such flying was approximately 18% of our total operating revenue for the three months ended June 30, 2008.

            We were not profitable in this operation in the three months ended June 30, 2008.  Our results of operations have been impacted by record high fuel prices affecting the entire airline industry.  We implemented a strategy to limit the impact of future price increases by entering into fixed forward price contracts with our fuel provider discussed above in Item 1.  “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9 – Commitments and Contingencies” for further information on our fixed forward price contracts.  Our average load factor was negatively impacted by several things, including a lack of brand awareness and a very aggressive redeployment of aircraft to Branded Flying driven by the pace of the aircraft released from the Continental CPA.  In July 2008, we announced that we will discontinue flying under the ExpressJet brand and Delta Prorate agreement effective September 2008 due to crippling high fuel prices that have made the Branded Flying operations impossible to sustain.

            Aviation Services.   Aviation Services was included in Contract Flying in the three months ended June 30, 2007 as it was not deemed material for segment reporting purposes.  For the three months ended June 30, 2008, Aviation Services had a segment profit margin of 46.6%, up from 30.3% for the three months ended June 30, 2007, due primarily to additional ground handling contracts secured at more favorable rates than in 2007.

            Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the three months ended June 30, 2008 to the three months ended June 30, 2007.

	For the three months ended June 30,
	2008	2007

	Total Revenue %	Total Revenue %	Increase/ (Decrease)

Wages, salaries, and related costs....	24.3	27.0	(2.7)
Aircraft fuel and related taxes............	21.5	18.6	2.8
Aircraft rentals.................................	19.4	21.8	(2.4)
Maintenance, materials and repairs....	12.6	13.0	(0.4)
Other rentals and landing fees...........	6.5	7.4	(0.9)
Ground handling...............................	5.8	6.1	(0.3)
Outside services..............................	3.7	4.4	(0.7)
Marketing and distribution.................	2.6	1.8	0.8
Depreciation and amortization...........	2.0	1.5	0.4
Special charges...............................	4.8	0.0	4.8
Other operating expenses.................	6.6	9.2	(2.6)

            The following explanations are related to changes between the three months ended June 30, 2008 to the same period in 2007.

            Aircraft fuel and related taxes increased 30.3% primarily due to the diversification of our operations into other business platforms and the increasing cost of fuel.  Our fuel price, including related fuel taxes, is capped at 71.20 cents per gallon under the Continental CPA while the average price of our fuel, including related fuel taxes, for our operations outside of the Continental CPA was $3.02 per gallon.

            Special charges   increased  $22.1 million primarily due a $12.8  million non-cash impairment of goodwill related to the original Continental CPA, an $8.6 million  non-cash impairment to write-off certain capital assets, primarily non-moveable equipment, building and aircraft improvements (associated with our Branded Flying Segment) and $0.7 million non-cash charge related to previously disputed base closure costs associated with the original Continental CPA.  Similar impairment charges did not occur during the three months ended June 30, 2007.

            Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the three months ended June 30, 2008 to the three months ended June 30, 2007.

	For the three months ended June 30,
	2008	2007

	Total Revenue %	Total Revenue %	Increase / (Decrease)

Impairment charge on investments.......	(1.2)	0.0	(1.2)
Interest expense.................................	(0.6)	(0.5)	(0.1)
Interest income..................................	0.3	1.2	(0.9)
Capitalized interest.............................	0.1	0.1	0.0
Equity investment loss........................	(0.1)	(0.1)	0.0
Other, net..........................................	0.3	0.0	0.3

            The following explanations are related to changes between the three months ended June 30, 2008 to the same period in 2007.

            Impairment charges on investments increased $5.2 million as we impaired our remaining investment in Wing.  We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable.  See Note 5 – Investments in Other Entities” for further discussion of this impairment.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

            Operating Revenue and Segment Profit / (Loss)

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from the six months ended June 30, 2008 to the same period in 2007.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 274 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Six Months Ended June 30,

	2008	Total Revenue %	2007	Total Revenue %	Increase / (Decrease)	Change %

Revenue from customers:.......
Contract Flying....................	$723,920	80.9	$764,903	94.6	(40,983)	(5.4)
Branded Flying....................	151,971	17.0	28,198	3.5	123,773	438.9
Aviation Services.................	22,152	2.5	19,620	2.4	2,532	12.9
Eliminations........................	(2,699)	(0.3)	(4,518)	(0.6)	1,819	(40.3)
Total Revenue from customers	895,344	100.0	808,203	100.0	87,141	10.8

Contract Flying....................	546,659	61.1	586,207	72.5	(39,548)	(6.7)
Branded Flying....................	226,711	25.3	66,703	8.3	160,008	nm
Aviation Services.................	12,021	1.3	12,894	1.6	(873)	(6.8)
Eliminations........................	(2,699)	(0.3)	(4,518)	(0.6)	1,819	(40.3)
Total Direct segment costs.....	782,692	87.4	661,286	81.8	121,406	18.4
Segment profit.......................	112,652	12.6	146,917	18.2	(34,266)	(23.3)
Shared expenses, including transition costs...................	(191,432)		(175,307)
Impairment charges on investments........................	(18,892)		—
Interest expense....................	(4,871)		(3,585)
Interest income.....................	4,425		9,099
Other....................................	547		(370)
Consolidated loss before income taxes......................	(97,571)		(23,246)

            The table below (in thousands, except percentage data) sets forth the segment profit (loss) for the six months ended June 30, 2008 and June 30, 2007 for each segment.

	Contract Flying		Branded Flying		Aviation Services

	2008	Total Revenue %	2008	Total Revenue %	2008	Total Revenue %

Revenue from customers:.........	$723,920	100.0	$151,971	n/m	22,152	100.0
Direct segment costs:................	546,659	75.5	226,711	n/m	12,021	54.3
Segment profit / (loss).................	177,261	24.5	(74,740)	n/m	10,131	45.7

	Contract Flying		Branded Flying		Aviation Services

	2007	Total Revenue %	2007	Total Revenue %	2007	Total Revenue %

Revenue from customers:.........	$764,903	100.0	$28,198	n/m	19,620	100.0
Direct segment costs:................	586,207	76.6	66,703	n/m	12,894	65.7
Segment profit / (loss).................	178,696	23.4	(38,505)	n/m	6,726	34.3

            Contract Flying.   Our decrease in operating revenue for contract flying is primarily due to the timing of aircraft withdrawals from the Continental CPA.  During the six months ended June 30, 2007, 64 aircraft partially contributed to our contract flying revenue until such time that they were withdrawn from the Continental CPA and redeployed to our other lines of business.  For the six months ended June 30, 2008, all aircraft outside of the Continental CPA had transitioned and were not contributing to contract flying revenue.  This decrease was partially offset by commencing contract flying under the Delta CPA which began in June 2007.

            Branded Flying.  We began Branded Flying on April 2, 2007.  Our revenue from such flying was approximately 17% of our total operating revenue for the six months ended June 30, 2008.

            We were not profitable in this operation in the six months ended June 30, 2008.  Our results of operations have been impacted by record high fuel prices affecting the entire airline industry and by an average load factor for the six months ended June 30, 2008 of 65.7%.  We implemented a strategy to limit the impact of future price increases by entering into fixed forward price contracts with our fuel provider discussed above in Item 1. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9 – Commitments and Contingencies” for further information on our fixed forward price contracts.  Our average load factor was negatively impacted by several things, including a lack of brand awareness and a very aggressive redeployment of aircraft to Branded Flying driven by the pace of the aircraft released from the Continental CPA.  In July 2008, we announced that we will discontinue flying under the ExpressJet name and Delta prorate agreement effective September 2, 2008 due to crippling high fuel prices that have made the Branded Flying operations impossible to sustain.

            Aviation Services.   For the six months ended June 30, 2008, Aviation Services had a segment profit margin of 45.7%, up from 34.3% for the six months ended June 30, 2007, due primarily to additional ground handling contracts secured at more favorable rates than in 2007.

            Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the six months ended June 30, 2008 to the six months ended June 30, 2007.

	For the six months ended June 30,
	2008	2007

	Total Revenue %	Total Revenue %	Increase/ (Decrease)

Wages, salaries, and related costs....	25.0	26.2	(1.3)
Aircraft fuel and related taxes............	21.7	15.7	5.9
Aircraft rentals.................................	19.4	21.1	(1.7)
Maintenance, materials and repairs....	12.5	12.4	0.1
Other rentals and landing fees...........	6.6	7.1	(0.6)
Ground handling...............................	5.8	6.0	(0.2)
Outside services..............................	3.7	4.0	(0.3)
Marketing and distribution.................	2.6	1.2	1.4
Depreciation and amortization...........	1.9	1.6	0.4
Special charges...............................	2.4	0.0	2.4
Other operating expenses.................	7.3	8.2	(0.9)

            The following explanations are related to changes between the six months ended June 30, 2008 to the same period in 2007.

            Aircraft fuel and related taxes increased 52.4% primarily due to the diversification of our operations into other business platforms and the increasing cost of fuel.  Our fuel price, including related fuel taxes, is capped at 71.20 cents per gallon under the Continental CPA while the average price of our fuel, including related fuel taxes, for our operations outside of the Continental CPA was $2.88 per gallon.

Special charges   increased  $22.1 million primarily due a $12.8  million non-cash impairment of goodwill related to the original Continental CPA, an $8.6 million non-cash impairment to write-off certain capital assets, primarily non-moveable equipment, building and aircraft improvements (associated with our Branded Flying Segment) and $0.7 million non-cash charge related to previously disputed base closure costs associated with the original Continental CPA.  Similar impairment charges did not occur during the six months ended June 30, 2007.

            Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the six months ended June 30, 2008 to the six months ended June 30, 2007.

	For the six months ended June 30,
	2008	2007

	Total Revenue %	Total Revenue %	Increase / (Decrease)

Impairment charges on investments..	(2.1)	0.0	(2.1)
Interest expense.............................	(0.5)	(0.4)	(0.1)
Interest income...............................	0.4	1.1	(0.6)
Capitalized interest.........................	0.1	0.1	0.0
Equity investment loss....................	(0.1)	0.0	(0.1)
Other, net......................................	0.2	0.0	0.2

            The following explanations are related to changes between the six months ended June 30, 2008 to the same period in 2007.

            Impairment charge on investments  increased $18.9 million due to an other-than-temporary decline in the value of our ARS of $13.7 recorded in the first quarter of 2008 in addition to a $5.2 million charge to impair our remaining investment in Wing.  See Note 1 – “Summary of Significant Accounting Policies” for further information on our ARS and Note 5 – Investments in Other Entities” for further discussion of the equity impairment.

Certain Operational Information

The following statistical information for the periods indicated is helpful in understanding our financial results:

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES PRELIMINARY STATISTICS

Three Months Ended June 30, 2008	Contract (1)	Branded (2)	System (3)

Revenue Passenger Miles (RPM) (millions)....	2,254	503	2,773
Available Seat Miles (ASM) (millions).............	2,812	710	3,556
Passenger Load Factor................................	80.2%	70.8%	78.0%
Block Hours................................................	190,362	40,951	233,256
Departures..................................................	99,466	21,390	122,041
Average Price per Gallon of Fuel, including fuel taxes (dollars)......................................	$0.74	$2.95	$1.17
Fuel Gallons Consumed (000).......................	66,092	14,913	81,647
Stage Length (miles)....................................	583	666	598

Six Months Ended June 30, 2008	Contract (1)	Branded (2)	System (3)

Revenue Passenger Miles (RPM) (millions)....	4,266	1,001	5,303
Available Seat Miles (ASM) (millions).............	5,431	1,524	7,031
Passenger Load Factor................................	78.6%	65.7%	75.4%
Block Hours................................................	371,544	88,617	465,133
Departures..................................................	193,129	45,792	242,165
Average Price per Gallon of Fuel, including fuel taxes (dollars)......................................	$0.76	$2.82	$1.19
Fuel Gallons Consumed (000).......................	129,017	32,055	162,553
Stage Length (miles)....................................	580	667	595
(1) Excludes charter operations as statistics on charter aircraft do not provide meaningful load factor data due to the fact that pricing is based on cost versus expected passenger count.
(2) Operations commenced April 2, 2007 and July 1, 2007.
(3) Consolidated operations.

Future Costs

            For the remainder of 2008 we expect to spend $20 million for severance, meeting aircraft return conditions and early termination of marketing and facility contracts related to our capacity reductions.  Even after successful implementation of our recently announced cost saving initiatives, we need to remain committed to providing competitively priced services by controlling our costs.  We believe that our costs may still increase in the future due to:

•	changes in wages, salaries and related fringe benefit costs, including changes to our self-insured medical and workers compensation costs;
•	changes in wages related to average seniority increases as a result of our fleet rationalization;
•	the aging of our fleet, resulting in higher aircraft maintenance costs;
•	changes in the costs of materials and outside services, including our information technology costs;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements;
•	financing costs incurred to satisfy any operating and/or financial obligations.

            In the long term, failure to control our costs would prevent us from remaining competitive and reduce our ability to limit losses including the opportunities to attract additional corporate customers or to survive economic downturns.

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            At June 30, 2008, our available liquidity, including restricted and unrestricted cash, and our ARS, was $191.7 million.  Our primary source of liquidity is cash flow provided from our operations.  For the six months ended June 30, 2008 and 2007, our operations provided/(used) ($11.9) million and $32.2 million, respectively.  As of June 30, 2008 and December 31, 2007, we had $44.1 million and $24.8 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights, letters of credit, and holdbacks required under our credit card processing agreements.

            For the six months ended June 30, 2008 and 2007, we spent $7.1 million and $32.3 million, respectively, on capital expenditures.  The majority of the expenditures for 2007 were spent on flight and ground equipment to support our fleet deliveries and the increase in our flight schedules under the Continental CPA.  For the six months ended June 30, 2008, approximately $0.9 million was spent on capital expenditures for our strategic business ventures which are outside of the Continental CPA and the remaining $6.2 million was primarily spent on technology for our corporate operations and flight equipment.  We anticipate capital expenditures for the remainder of 2008 to be approximately $5 million.

            In light of the amended CPA agreement with Continental, aircraft withdrawals, dramatically lower utilization, dramatically lower block hour rates, our diminishing stock price and the continuing increases in the price of fuel, we believe cost restructuring and cash preservation is crucial to sustain our liquidity and meet our financial obligations through the first quarter of 2009.  Additional cost savings initiatives are essential at this time to maintain an appropriate operating margin and preserve our cash.  Our proposed initiatives needed to contribute toward these goals include, but not limited to, reduction-in-force, wage and benefit concessions, third-party vendor concessions, reduction in capital expenditures, borrowing against or liquidating our auction rate securities (“ARS”) and selling our unencumbered assets.

            Our 2008 cash flows as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•	$37.8 million tax refund for prior year loss carryback provisions, received in June 2008; and
•	$23.0 million, of which $20 million was received in July 2008, non-operating gain from the monetization of fuel fixed forward contracts subsequent to capacity reductions in September 2008.

            We believe that our existing liquidity and projected 2008 cash flows, including the incremental sources of liquidity described above and implementation of cost saving initiatives will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2008.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

Debt

            We did not enter into any new financing transactions in the six months ended June 30, 2008.  As of June 30, 2008, long-term debt, including current maturities, totaled $139.2 million, which consisted of the 4.25% senior convertible notes and the secured debt owed to Export Development Canada, (“EDC”).

            In July 2008, we commenced our repurchase offer for $128.2 million aggregate principal amount of our 4.25% convertible notes and provided written notice to the trustee of our intention to pay the repurchase price wholly in shares of our common stock. On August 1, 2008 we satisfied $59.7 million in aggregate principal of outstanding notes that had been validly tendered through the issuance of 163.8 million shares of our common stock.  Following the completion of the tender offer, $68.5 million aggregate principal of our 4.25% Convertible Notes due 2023 remains outstanding.  As provided in the amended indenture governing the notes, the notes have become our 11.25% Convertible Notes due 2023.

            Other than the 11.25% Convertible Notes, we do not have any material long-term borrowings or available lines of credit.  Pursuant to the terms of the amended indenture governing the 11.25% notes outstanding, we did grant a security interest on certain of our property including spare parts and spare aircraft engines.  We agreed that we will not as of any fiscal year end permit the aggregate outstanding principal amount of the Notes divided by the fair market value of the pledged collateral to be greater than certain percentages.  If such collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.  In addition, If we default on our payment obligations under our aircraft subleases with Continental, in addition to any other remedies it may have, Continental can elect to reduce its payments to us under the Continental CPA by the amount of the defaulted payment.  In addition, Continental or we can reduce any payments to the other party under the agreement in an amount corresponding to any defaulted payments by the other party under the foregoing obligations.

Purchase Commitments and Contingencies

            As of June 30, 2008, we had options for 75 ERJ-145XR aircraft that may be exercised for an ERJ- 145 or similar aircraft.  On August 1, 2008, we elected to forfeit 25 of those options.  We retain the right to exercise the remaining 50 option aircraft and fly them for other airlines or under our own code. Currently, we do not have any firm commitments for aircraft purchases.

            Credit Card Holdbacks.  The level of credit card holdback under the agreement with our Visa and MasterCard processors is subject to adjustments based on specific financial triggers that require, among other things, that we maintain certain financial ratios and levels of operating income and unrestricted cash.  Our current holdback requirement is 100%.  This holdback, which is included in restricted cash in our consolidated balance sheet, totaled approximately $17.8 million and $4.9 million as of June 30, 2008 and December 31, 2007, respectively.  The funds held back bear interest and will be made available to us as air travel is completed.

            Under our American Express credit card processing agreement, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our consolidated balance sheets, totaled approximately $7.1 million and $3.6 million as of June 30, 2008 and December 31, 2007, respectively.  The funds held back by American Express bear interest and are subsequently made available to us as air travel is completed.

            We believe that substantially all of the restricted cash associated with the credit card holdbacks will be reclassed to unrestricted cash in September 2008, as we discontinue selling air-travel tickets for our branded flying.

            Aircraft, Simulator and Spare Engine Leases.  As of June 30, 2008, we had significant lease and sublease obligations for aircraft, a simulator and spare engines that are classified as operating leases, which are not reflected as assets or liabilities on our balance sheet.  These leases expire between 2013 and 2022.  As of June 30, 2008, our expected total minimum rental expense for the full year 2008 under current and future firm order aircraft, simulator operating leases and spare engine operating leases was approximately $197.8million, net of deferred credits amortized through June 30, 2008.  Approximately $7.4 million represents the incremental increase of 200 basis points on the aircraft released from the original Continental CPA.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.   Pursuant to the terms of the amended indenture governing the 11.25% notes outstanding, we did grant a security interest on certain of our property including spare parts and spare aircraft engines.  We agreed that if certain collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

            We have been and are subject to market risks, including commodity price risk, such as aircraft fuel prices, and interest rate risk.  See the Notes to Consolidated Financial Statements included in our 2007 10-K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Prior to July 1, 2008, Continental provided all of our aircraft fuel needs for the aircraft covered by the Continental CPA, and we incurred fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  In addition, under the Continental CPA, we recovered our fuel expense from Continental with a 10% margin.  For the six months ended June 30, 2008 and 2007, our cost of fuel was 71.2 cents per gallon, including fuel tax within the Continental CPA.

            Our Branded Flying operations can be significantly impacted by changes in the price and availability of aircraft fuel.  Efforts to reduce our exposure to increases in the price and availability of aviation fuel consist of the utilization of forward-purchase contracts at fixed prices and fuel tankering, where feasible.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.  As of the date of this filing, we have only committed to purchase 6.4 million gallons, or 59% of our anticipated Branded Flying fuel needs for July and August 2008, at a weighted average price per gallon of $2.44, excluding taxes and into-plane fees.  Upon the decision to cease operations for Airlines’ Branded Flying on July 8, 2008, we sold our fixed forward purchase contracts for periods subsequent to September 2, 2008, which resulted in a non-operating gain of approximately $23 million.  For a detailed description of developments after June 30, 2008, please see Note 10 – “Subsequent Events.

            For the six months ended June 30, 2008, Airlines’ consolidated fuel cost, including related fuel taxes, was $1.19 per gallon.  This results from over 75% of our fuel consumption being capped at a lower rate per gallon within our agreements with Continental.

Interest Rates

            We have potential interest rate exposure with respect to our loan agreement with EDC, which bears interest at the six-month LIBOR plus 1.75% per annum.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, any additional amounts incurred in interest expense for the six months ended June 30, 2008 and 2007 would not be material.

            As of June 30, 2008 and December 31, 2007, we estimated the fair value of our $128.2 million and $134.7 million (carrying values) convertible notes to be $77.6 million and $130.7 million, respectively, based upon quoted market prices.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including general investor behavior, industry specific risks and interest rate risks.  Holders of this debt had the right to require that we repurchase their notes on August 1, 2008.  On that date we satisfied $59.7 million in aggregate principal of outstanding notes that had been validly tendered. Following the completion of the tender offer, $68.5 million aggregate principal of our 4.25% Convertible Notes due 2023 remains outstanding.  As provided in the amended indenture governing the notes, the coupon associated with the notes increased from 4.25% to 11.25% which results in an approximate $2.3 million increase in interest expense on an annual basis.

Item 4.  Controls and Procedures.

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of June 30, 2008.

            No changes in our internal control over financial reporting during our most recent fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

               None.

Item 1A. Risk Factors.

            The following discussion, which contains certain updated risk factors, supplements the risk factors discussed in Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2007.  Our results of operations and financial condition may vary materially from those we anticipate, estimate or project due to risks arising primarily in five key areas:

•	our ability to operate profitably under the Continental CPA;
•	our ability to operate profitably outside of our contractual flying;
•	our reliance on Continental for the majority of our revenue;
•	rising costs and the highly competitive nature of the airline industry; and
•	regulation and other factors.

            In addition, our obligations under our 4.25% convertible notes due 2023, and the exchange offer we are conducting as required by the indenture governing the notes, could materially and adversely affect our results of operations and financial condition, as discussed below.

            The issuance of shares of our common stock in the exchange offer will dilute the ownership interest of existing stockholders and likely cause a decrease in the market price of our common stock.

            As of June 30, 2008, we had 55,952,229 shares of our common stock issued and 52,643,711 shares of our common stock outstanding.  On August 1, 2008, we issued 163.8 million shares of our common stock in payment of the repurchase price for the $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest due on that date.  Given that the average daily trading volume of our common stock on The New York Stock Exchange (the “NYSE”) during June 2008 was approximately 2.1 million shares, any sales in the public market of the shares of common stock issued in the exchange offer is likely to adversely affect the prevailing market price of our common stock.

            Amendments to the terms of the convertible notes could increase our obligations and put our assets at risk.

            The terms of the convertible notes remaining after the exchange offer could have a material adverse effect on our results of operations and financial condition.  As previously disclosed, we have unilaterally amended the indenture governing our convertible notes in order to provide improved terms and additional flexibility for the noteholders remaining after the exchange offer, including:

•

The obligations under the remaining notes are secured with a pro-rata portion (based on the portion that the remaining notes represent of the total convertible notes that were issued) of assets with an appraised value of approximately $181 million, including approximately $96 million in spare parts and $85 million of spare engines;

•	The interest rate on the remaining notes was increased from 4.25% to 11.25% over the remaining note term; and
•	The noteholders have an additional put right on August 1, 2011.

            The terms of the notes, as amended, could have important consequences by adversely affecting our financial condition and making it more difficult to satisfy our obligations under the notes and our other contractual and commercial commitments.  The amendments will increase the cash required to service the interest on the notes.  If our business does not generate sufficient cash flow from operations in the future, we may be required to take actions such as curtailing our business activities, reducing capital expenditures, selling assets, incurring additional debt or seeking bankruptcy protection.  We may not be able to accomplish any of these actions on terms acceptable to us, or at all.  In addition, if we are unable to repay our obligations under the notes, the trustee could seek to foreclose on the assets securing the notes.

            If we do not maintain a market capitalization of at least $25 million and an average closing price of at least $1.00 per share for our common stock during any consecutive 30-trading-day period, our common stock could be delisted from The New York Stock Exchange.

            NYSE listing standards requires us, among other things, to maintain a market capitalization of at least $25 million and an average closing price of at least $1.00 per share of common stock during any consecutive 30-trading-day period.  On July 18, 2008, we were notified by the NYSE that we were not in compliance with the NYSE listing standard relating to minimum average share price.  We will have six months from the receipt of this notice to regain compliance with the NYSE’s price condition, or we will be subject to suspension and delisting procedures.  During the six-month period and subject to compliance with NYSE’s other continued listing standards, our common stock will continue to be listed on the NYSE and trade on the NYSE Arca.  At the end of the six-month period, we will be in compliance if we have at least a $1.00 share price and have maintained a $1.00 average closing share price over the preceding 30 consecutive trading days.

            This notification was subsequent to our common stock being moved to trading on the NYSE’s Arca market under a non-regulatory trading halt condition called a sub-penny halt because our common stock had traded at a price of $1.05 or less.  Our common stock will continue trading on the NYSE Arca market until it trades above $1.10 per share for an entire trading day.  If we are unable to comply with the continued listing standards of the NYSE, our common stock could be delisted from the NYSE.

            Because approximately 85% of our convertible notes are held by seven entities, if a significant number of notes held by those entities are tendered in the exchange offer, a significant percentage of our common stock outstanding after the exchange offer would be held by those entities.  Those entities would have the power to elect a majority of the members of our Board of Directors.

            We will issue shares of our common stock in the exchange offer.  Assuming that we satisfy the conditions to repurchasing the convertible notes with shares of our common stock contained in the indenture relating to the convertible notes, that all of the holders tender all of their convertible notes and a $1.00 price per share of common stock, if our seven largest note holders exchange their outstanding notes in the exchange offer, those entities will be able to cast over approximately 61% of the votes in the election of directors and other matters submitted to stockholders, and will be entitled to receive at least approximately 61% of any dividends or other distributions made to our stockholders. Therefore, if the exchange offer is completed, a small number of current note holders may control us.

            In addition, our board of directors has authorized us to amend our shareholder rights plan to exempt from that plan any shares of our common stock received by tendering noteholders in our exchange offer.  As a result of this amendment, which is subject to approval by the rights agent, no current noteholder would trigger our shareholder rights plan solely by virtue of its participation.

            Our operations under the Continental CPA may no longer be profitable.

            We amended and restated the Continental CPA on June 5, 2008.  The amendments became effective on July 1, 2008. In contrast to the Continental CPA in effect before the amendments, which had provided for us to earn a 10% margin on our expenses incurred flying as a regional carrier for Continental the agreement now has fixed block hour rates, which are subject to an annual adjustment tied to a consumer price index (capped at 3.5% per annum). The rates are considerably lower than the pre-amendment rates and will result in lower overall revenues.  At this time, it is difficult to quantify the overall financial impact of the changes because the pre- and post-amendment agreements are substantially different, including with respect to the services covered.  Our results will depend, in part, on the timing of our fleet changes and how successful we are in reducing our operating costs.  We originally derived significant amounts of revenue from the reimbursement, plus the 10% margin, for aircraft rent, fuel and other expenses.  Those expenses, and the corresponding revenue, will no longer be reflected on our financial statements as they will be incurred directly by Continental.  Moreover, the rates we earn will be fixed and not tied to our expenses; consequently, we could be unprofitable if we do not manage our costs appropriately.  We need to aggressively reduce managed expenses under the agreement as aircraft are removed from service and returned to Continental. In addition to reducing volume-related costs as a result of the decrease in our flying, we also need to reduce overhead expenses consistent with the operation of a smaller fleet.  Our initial goal is to reduce our annual operating costs by approximately $100 million, which will be necessary for us to be profitable.  Although a significant portion of that amount will be volume-driven, we anticipate that overhead reductions will comprise at least 35% of that amount, which we intend to address through a reduction in workforce, wage concessions and other expense reductions.  There can be no assurance that we will be successful in reducing our expenses or that we will be profitable in the future.

            Our operations outside of the Continental CPA may affect our ability to operate profitably.

            The aircraft transitioned last year from the Continental CPA to revenue-risk flying agreement with Delta, ExpressJet branded flying and charter flying have been unprofitable to date. Currently the aircraft deployed outside of capacity purchase agreements and the associated risks relate to 22% of our fleet. The risks affecting our operations outside of the Continental CPA include:

•	our ability to obtain and finance any expansion at acceptable rates of return;
•	our ability to create a profitable recognized brand;
•	the condition of the U.S. economy; and
•	competitive responses from other air carriers.

            We will suspend flying under the revenue-risk flying agreement with Delta and under our branded commercial passenger flight operations in September 2008.  The 39 aircraft currently used in these operations will be among those returned to the lessor pursuant to our rights under the amended Continental CPA.  We will continue to serve charter customers with a fleet of 30 aircraft through ExpressJet Corporate Aviation.  The aircraft that we retain will continue to be subject to the foregoing risks. We need to successfully develop markets or customers that are new for us. Our failure to do so effectively will result in our continued unprofitability.

            We remain dependent on Continental for the majority of our revenue and cash flows.

            We currently operate more than 75% of our fleet (205 aircraft) under the Continental CPA and so rely heavily on the financial and operational stability of Continental.  The domestic airline environment in the United States continues to be extremely challenging for all carriers and Continental experienced a loss in the first quarter of 2008.  Continental has indicated that its own business and financial results are subject to a number of risk factors, many of which are uncontrollable, including the amount of debt it carries, escalating fuel prices, delays in scheduled aircraft deliveries, its high labor and pension costs, service interruptions at one of its hub airports, disruptions to the operations of any of its regional operators, disruptions in its computer systems, and industry conditions, including the airline pricing environment, industry capacity decisions, industry consolidation, terrorist attacks, regulatory matters, excessive taxation, the availability and cost of insurance, public health threats, an economic downturn in the U.S. and global economies and the seasonal nature of the airline business.

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

            Our Continental CPA could be terminated.

            We currently operate 205 aircraft for Continental under the Continental CPA.  Although Continental no longer has the unilateral right to remove aircraft from the Continental CPA, Continental is permitted to reduce that number by 15 aircraft after June 30, 2009. In the event that Continental exercises this right, 190 aircraft will remain covered by the agreement through its scheduled June 30, 2015 expiration  Continental can also terminate the agreement:

•	for cause, at any time without giving us notice or an opportunity to cure;
•

at any time upon our material breach that does not constitute cause, including our failure to complete a specified percentage of our scheduled flights, if the breach continues for 90 days after we receive notice of the breach; and

•

at any time, upon two business days notice upon but with no opportunity to cure, if Continental reasonably and in good faith determines, using recognized standards of safety, that there is a material safety concern with our operation of any flights under the agreement.

            We could lose access to our aircraft, facilities and regulatory authorizations if the Continental CPA were terminated.

            We currently lease or sublease almost all of our aircraft from Continental.  If Continental terminated the Continental CPA for cause, it would have the right to terminate our leases and subleases for aircraft covered by the agreement at the time of termination.  Additionally, if Continental’s financial condition deteriorated and it filed for bankruptcy protection, it would have the ability to reject the leases or subleases on our aircraft.  There can be no assurance that Continental will have sufficient liquidity to fund its future operations and other financial obligations, especially in the event additional adverse factors beyond its control occur, such as escalating fuel prices, terrorist attacks or adverse regulatory rulings.

            Additionally, if the Continental CPA were terminated for any reason, including termination at the end of its term on June 30, 2015, we could lose access to some or substantially all of our airport facilities and other services that Continental currently provides to us, as well as our take-off and landing slots and route authorities.  Continental leases most of the airport facilities that we use.  We could be required to vacate the terminal facilities (or all facilities if the termination resulted from our material breach of the Continental CPA) that are subleased to us by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any lease in our name where we fly for Continental.  Consequently, to offer airline services in the same markets, we would have to arrange to use the same or other airport facilities, take-off or landing slots, route authorities and other regulatory authorizations used for scheduled flights at potentially higher rates.  We cannot provide any assurance that we would be able to gain appropriate access to airport facilities, slots or other authorizations, or would not incur a significant increase in our costs to do so.

            We may not be successful in retaining qualified personnel to maintain the current level of customer service and reliability.

            Labor costs constitute a significant percentage of our total operating costs, and wage rates, in general, are increasing.  To return to profitability, we are in the process of beginning a reduction in work force and are seeking wage and salary concessions from each of our employees that remain.  Because of this, our employees may elect to seek other employment opportunities, thereby increasing our recruiting and training costs.  We cannot guarantee that we will be able to continue to find qualified personnel to fill our vacancies.  As our workforce matures, we may not be able to cover the resulting higher wage rates if competition or other conditions do not permit us to achieve sufficient revenues.  Approximately 65% of our employees are covered by collective bargaining agreements.  Deterioration in our labor relationships could significantly impact our operations and results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

            In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the board authorized the inclusion of our 4.25% convertible notes due 2023 within the previously announced $30 million program.  For the three months ended June 30, 2008, we purchased $3.0 million of our 4.25% convertible notes leaving a current balance of $7.1 million within the program for additional purchases.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)(3)

April 1 to April 30, 2008....................	1,461	$2.66	—	$15.6
May 1 to May 31, 2008....................	41,734	$2.24	—	$15.6
June 1 to June 30, 2008...................	41	$1.95	—	$15.6

Total...............................................	43,236	$2.25	—	7.1	(4)

(1)	Shares shown were withheld to satisfy individual employee tax obligations arising upon the vesting of restricted stock awards and do not count against our securities repurchase program.
(2)	Amounts shown relate to shares of our common stock repurchased within our securities repurchase program.
(3)	Amounts shown reflect the remaining balance available for repurchases of our common stock within our securities repurchase program.
(4)	Amounts shown reflect repurchases of $14.4 million of our common stock and $8.5 million of our 4.25% convertible notes included within our securities repurchase program.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Submission of Matters to a Vote of Security Holders.

               Holdings' annual meeting of stockholders was held on May 23, 2008.  Patrick Kelly, James B. Ream, and Bonnie S. Reitz were re-elected to the board of directors as Class I directors with 43,178,787, 43,025,465 and 42,853,823 votes For and 3,480,557, 3,633,879 and 3,805,521 votes Against, respectively.  Ratification of Ernst & Young LLP as our independent auditors received 46,519,840 votes For, 101,206 votes Against, 38,298 abstentions and zero broker non-votes.

               One June 30, 2008, we held a special meeting of the stockholders of the company to vote on two proposals.  Proposal (1) for the approval of the issuance of such number of shares of our common stock as may be reasonably necessary to repurchase all of our outstanding 4.25% convertible notes due 2023 was approved with 33,528,340 votes For, 2,917,625 votes Against, 51,380 abstentions and zero broker non-votes.  Proposal (2) for the approval of an amendment to our certificate of incorporation to increase the authorized number of shares of common stock from 200 million to 400 million shares was approved with 32,328,694 votes For, 4,119,037 votes Against, 49,614 abstentions and zero broker non-votes.

Item 5.  Other Information.

               None.

Item 6.  Exhibits.

3.1	Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Restated Certificate of Incorporation, dated April 21, 2005, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation, dated July 2, 2008.* (1)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007, File No. 1-31300).
10.1	Second Amended and Restated Capacity Purchase Agreement among Continental Airlines, Inc., ExpressJet Holdings, Ind., XJT Holdings, Inc. and ExpressJet Airlines, Inc., dated as of June 5, 2008. (1) *
10.2	Amendment to James Ream’s Employment Agreement dated April 10, 2008 .(1)
10.3	Amendment to James Nides' Employment Agreement dated April 10, 2008 .(1)
10.4	Amendment to Charles Coble's Employment Agreement dated April 10, 2008 .(1)
10.5	Amendment to Scott Peterson's Employment Agreement dated April 10, 2008 .(1)
10.6	Amendment to Frederick Cromer's Employment Agreement dated April 10, 2008 .(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Interim Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(2)
32.2	Section 1350 Certification by Interim Chief Financial Officer.(2)

(1) Filed herewith.
(2) Furnished herewith.

*The Company has applied to the Securities and Exchange Commission for confidential treatment for portions of the exhibit.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: August 8, 2008	s/Phung Ngo-Burns
Staff Vice President and Interim Chief Financial Officer (Interim Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

3.1	Restated Certificate of Incorporation, (incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-31300).
3.2	Restated Certificate of Incorporation, dated April 21, 2005, as amended by the Certificate of Amendment to the Restated Certificate of Incorporation, dated July 2, 2008.* (1)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007, File No. 1-31300).
10.1	Second Amended and Restated Capacity Purchase Agreement among Continental Airlines, Inc., ExpressJet Holdings, Ind., XJT Holdings, Inc. and ExpressJet Airlines, Inc., dated as of June 5, 2008. (1) *
10.2	Amendment to James Ream’s Employment Agreement dated April 10, 2008 .(1)
10.3	Amendment to James Nides' Employment Agreement dated April 10, 2008 .(1)
10.4	Amendment to Charles Coble's Employment Agreement dated April 10, 2008 .(1)
10.5	Amendment to Scott Peterson's Employment Agreement dated April 10, 2008 .(1)
10.6	Amendment to Frederick Cromer's Employment Agreement dated April 10, 2008 .(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Interim Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(2)
32.2	Section 1350 Certification by Interim Chief Financial Officer.(2)

(1) Filed herewith.
(2) Furnished herewith.

*The Company has applied to the Securities and Exchange Commission for confidential treatment for portions of the exhibit.