Form 10-Q
period 2008-09-30
EXPRESSJET HOLDINGS INC
filed 2008-11-12
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

As of November 10, 2008, 18,945,532 shares of common stock were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,

	2008	2007

Operating Revenue:
Passenger........................................................................................	$252,785	$431,140
Ground handling and other..................................................................	9,541	10,205

	262,326	441,345

Operating Expenses:
Wages, salaries and related costs......................................................	98,252	112,697
Aircraft fuel and related taxes.............................................................	32,235	98,782
Aircraft rentals...................................................................................	18,917	86,675
Maintenance, materials and repairs.....................................................	48,296	52,674
Other rentals and landing fees............................................................	22,646	33,198
Ground handling................................................................................	5,862	24,824
Outside services................................................................................	8,509	11,218
Marketing and distribution..................................................................	1,767	8,275
Depreciation and amortization.............................................................	6,718	6,668
Special charges................................................................................	21,187	—
Other operating expenses..................................................................	26,898	42,990

	291,287	478,001

Operating Loss.......................................................................................	(28,961)	(36,656)

Nonoperating Income (Expense):
Gain due to fair value adjustment........................................................	27,785	—
Settlement of fuel contracts................................................................	23,149	—
Interest expense................................................................................	(3,848)	(2,320)
Interest income.................................................................................	1,218	3,969
Capitalized interest............................................................................	248	373
Equity investments gain (loss), net......................................................	96	(564)
Other, net.........................................................................................	(203)	4

	48,455	1,462

Income (Loss) before Income Taxes.........................................................	19,484	(35,194)
Income Tax Benefit (Expense) ................................................................	(14,466)	12,866

Net Income (Loss)..................................................................................	$5,018	$(22,328)

Basic Income (Loss) per Common Share..................................................	$0.32	$(4.13)
Diluted Income (Loss) per Common Share................................................	$0.32	$(4.13)

Shares Used in Computing Basic Income (Loss) per Common Share..........	15,872	5,406
Shares Used in Computing Diluted Income (Loss) per Common Share........	15,880	5,406

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Nine Months Ended September 30,

	2008	2007

Operating Revenue:
Passenger	$1,125,681	$1,223,598
Ground handling and other...........................................................	31,989	25,949

	1,157,670	1,249,547

Operating Expenses:
Wages, salaries and related costs................................................	321,686	324,516
Aircraft fuel and related taxes.......................................................	226,184	226,006
Aircraft rentals............................................................................	192,432	257,408
Maintenance, materials and repairs...............................................	160,349	152,712
Other rentals and landing fees......................................................	81,398	90,863
Ground handling..........................................................................	57,813	72,994
Outside services.........................................................................	41,819	43,494
Marketing and distribution............................................................	25,173	18,176
Depreciation and amortization......................................................	24,145	19,277
Impairment of fixed assets and goodwill.........................................	21,410	—
Special charges..........................................................................	21,896	—
Other operating expenses............................................................	91,107	109,146

	1,265,412	1,314,592

Operating Loss................................................................................	(107,742)	(65,045)

Nonoperating Income (Expense):
Gain due to fair value adjustment..................................................	27,785	—
Settlement of fuel contracts..........................................................	23,149	—
Impairment charges on investments..............................................	(18,892)	—
Interest expense.........................................................................	(8,719)	(5,904)
Interest income...........................................................................	4,980	12,515
Capitalized interest......................................................................	911	926
Equity investments loss, net........................................................	(967)	(946)
Other, net...................................................................................	1,408	14

	29,655	6,605

Loss before Income Taxes................................................................	(78,087)	(58,440)
Income Tax Benefit ..........................................................................	20,068	19,875

Net Loss.........................................................................................	$(58,019)	$(38,565)

Basic and Diluted Loss per Common Share........................................	$(6.64)	$(7.14)

Shares Used in Computing Basic and Diluted Loss per Common Share	8,737	5,401

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30,	December 31,
	2008	2007

	(Unaudited)
Current Assets:
Cash and cash equivalents.......................................	$67,922	$189,259
Restricted cash.......................................................	24,733	24,756
Short-term investments.............................................	52,667	—
Accounts receivable, net...........................................	21,784	15,677
Amounts due from Continental Airlines, net................	3,220	—
Spare parts and supplies, net....................................	25,707	26,598
Income tax receivable...............................................	383	37,081
Prepayments and other............................................	10,787	9,013

Total Current Assets.............................................	207,203	302,384

Property and Equipment:
Owned property and equipment:
Flight equipment...................................................	225,655	233,237
Other...................................................................	170,117	169,386

	395,772	402,623
Less: Accumulated depreciation............................	(162,810)	(139,044)

	232,962	263,579
Capital Leases:
Ground service equipment.......................................	43	4,338
Less: Accumulated amortization...........................	(10)	(4,219)

	33	119

Total Property and Equipment................................	232,995	263,698

Investments in Other Entities.........................................	3,515	9,713
Reorganization Value In Excess of Amounts Allocable to Identifiable Assets, net................................................	—	12,789
Airport Operating Rights, net of accumulated amortization of $0 and $1,560.........................................................	—	3,440
Debt Issuance Cost, net................................................	1,889	1,970
Other Assets, net.........................................................	3,984	3,614

Total Assets.........................................................	$449,586	$597,608

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2008	December 31, 2007

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt.......................................	$3,459	$138,159
Current maturities of capital lease obligations.........................	3	217
Accounts payable................................................................	8,048	4,036
Accrued payroll and related costs..........................................	59,956	47,985
Accrued airport service costs................................................	14,434	22,875
Accrued maintenance, materials and repair costs...................	14,755	19,406
Accrued tax costs (other than income tax).............................	9,234	11,434
Air traffic liability..................................................................	—	18,213
Amounts due to Continental Airlines, net................................	—	4,726
Accrued other liabilities........................................................	18,801	29,633

Total Current Liabilities......................................................	128,690	296,684

Long-term Debt.........................................................................	6,919	9,308

11.25% Convertible Notes, net of discount of $26,241 and $0...................................................................................	42,212	—

Capital Lease Obligations..........................................................	12	14

Deferred Income Taxes..............................................................	30,472	49,662

Other Long-term Liabilities.........................................................	1,877	9,500

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding, respectively..........................	—	—
Common stock - $.01 par, 150,000,000 shares authorized, and 22,024,439 and 5,513,869 shares issued, respectively.........	220	551
Additional paid-in capital.......................................................	237,389	171,260
Accumulated earnings .........................................................	11,431	71,786
Accumulated other comprehensive income.............................	2,443	540
Common stock held in treasury, at cost 1,299,392 and 310,449 shares, respectively.............................................	(12,079)	(11,697)

Total Stockholders’ Equity.................................................	239,404	232,440

Total Liabilities and Stockholders’ Equity............................	$449,586	$597,608

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,

	2008	2007

Net Cash Flows (used in) provided by Operating Activities..........................	$(44,404)	$2,773

Cash Flows from Investing Activities:
Capital expenditures..............................................................................	(9,059)	(43,840)
Purchase of short-term investments........................................................	(64,425)	—
Proceeds from sale of property and equipment.........................................	11,739	—
Investments in restricted cash................................................................	(2,516)	(11,199)

Net cash used in investing activities........................................................	(64,261)	(55,039)

Cash Flows from Financing Activities:
Payments on convertible notes ..............................................................	(6,500)	—
Payments related to modification of convertible notes’ terms ....................	(2,000)	—
Repurchase of common stock................................................................	(3,128)	—
Payments on long-term debt and capital lease obligations.........................	(2,605)	(1,241)
Proceeds from issuance of common stock related to Employee Stock Purchase Plan..........................................................................	1,484	362
Proceeds from short term financing.........................................................	77	—

Net cash used in financing activities......................................................	(12,672)	(879)

Net Decrease in Cash and Cash Equivalents............................................	(121,337)	(53,145)
Cash and Cash Equivalents - Beginning of Year.........................................	189,259	291,633

Cash and Cash Equivalents - End of Period...............................................	$67,922	$238,488

Supplemental Cash Flow Information:
Interest paid, net...................................................................................	$5,038	$6,580
Income taxes refunded (paid), net...........................................................	$37,567	$(4,796)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Overview

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with Holdings, as “ExpressJet”, “we” or “us”).  Our primary business is flying regional jet aircraft in both contract arrangements and in the corporate aviation sector.

            Our quarter ended September 30, 2008 was one of transition.  During the quarter we dramatically reshaped our business in order to adapt to the unprecedented high fuel costs and other challenges facing the industry.  As part of the transition, we terminated our Branded Flying operations.   Furthermore, we mutually agreed with Delta Air Lines (“Delta”) to terminate our capacity purchase agreement (the “Delta CPA”) and pro-rate flying agreements effective September 2, 2008.

            As a result of the termination of our Branded Flying operations and termination of our relationship with Delta, we recorded several adjustments resulting in an increase of approximately $18 million to passenger revenue for the 3rd quarter.

            As of September 30, 2008, our fleet was assigned as follows:

•	214 aircraft for Continental Airlines (“Continental”) as Continental Express pursuant to a capacity purchase agreement (the “Continental CPA”);
•	30 aircraft in our Corporate Aviation division, which is dedicated to charter contracts and ad-hoc charter service; and
•	30 aircraft in transition back to Continental as uncovered aircraft pursuant to terms of the Continental CPA.

            Liquidity.  In light of the amended Continental CPA, aircraft withdrawals, dramatically lower utilization, our diminished stock price and the potential increases in the price of fuel, we believe cost restructuring and cash preservation are crucial to sustain our liquidity and meet our financial obligations through the third quarter of 2009.  Additional cost savings initiatives are essential at this time to maintain an appropriate operating margin and preserve our cash.  These include, individually or in combination, if required:

•	effectively implementing wage and benefit concessions from all of our employees;
•	reduction-in-force to match reduction-in-capacity;
•	obtaining third-party vendor concessions;
•	reducing capital expenditures to only those required by law or operational necessities;
•	managing our working capital effectively (i.e., time to pay for accounts payables, accounts receivable aging, and inventory turnover);
•	borrowing against or liquidating our auction rate securities (“ARS”) holdings; and
•	selling unencumbered assets, tangible or intangible, or subleasing the aircraft we lease from Continental.

            Our 2008 cash flows as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•	$37.8 million tax refund for prior year loss carryback provisions, received in June 2008;
•

$23.1 million, of which approximately $21 million was received in the 3rd quarter of 2008 non-operating gain from the monetization of fuel fixed forward contracts subsequent to capacity reductions in September 2008;

•	$11.7 million in sales of unencumbered assets; and
•	$4.0 million in purchase deposits previously held by our fuel vendor was refunded in October 2008.

            We believe that our existing liquidity and projected 2008 cash flows, including the incremental sources of liquidity described above and implementation of cost saving initiatives, if needed, will be sufficient to fund current operations and our financial obligations through the twelve months ending September 30, 2009.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

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

            As of September 30, 2008, we held cash equivalents and short-term investments of Auction Rate Securities (“ARS”) that were required to be measured at fair value.  We used the market approach to value our cash equivalents (see below for a discussion of our ARS).  The market approach uses prices and other relevant information generated by market transactions involving identical assets.

            In February 2008, we invested in $65 million of ARS which are classified as available-for-sale securities and reflected at fair value.  The fair value of our ARS is estimated using a discounted cash flow valuation model as of September 30, 2008.  As of September 30, 2008, we continue to earn interest at an average rate of 3.74% on all of our ARS.  Any changes in fair value related to these instruments that we deem to be temporary would be recorded to accumulated other comprehensive income.  If we determine that any future decline in value was other than temporary, it would be recognized as a charge to earnings as appropriate.

            Our valuation model considers, among other items, the collateralization underlying the ARS, the creditworthiness of our counterparties, the timing of expected future cash flows, and a discount rate which accounts for the liquidity issue associated with the current market conditions.  These securities were also compared, where possible, to other observable market data with similar characteristics, however, due to the contraction in the credit markets and other factors, the market for ARS is currently trading at minimal volumes.  As we could not predict when the market would recover and needed to avail ourselves the flexibility to sell our ARS in the next 12 months, we evaluated and classified, in accordance with accounting guidance our ARS as short-term investments and recognized in the first quarter of 2008 an other-than-temporary impairment of $13.7 million.  For the nine months ended September 30, 2008, we estimated the fair value of our ARS investment to be $52.7 million and recorded the unrealized gain to other comprehensive income, accordingly.

            Our total comprehensive gains for the three and nine months ending September 30, 2008 was $0.8 million and $1.9 million, respectively.

            Subsequent to the quarter’s end, we monetized $5 million of our ARS for 91.25% of the securities face value.  We continue to monitor the ARS market and will aggressively pursue monetizing the assets at or near face value through additional market transactions and may also pursue litigation if necessary to recoup full value.

            Assets that we measure at fair value on a recurring basis are shown below (in thousands):

	As of September 30, 2008 Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Cash equivalents..............................	$59,406	$59,406	$—	$—
Short-term investments.....................	52,667	—	—	52,667

Total...............................................	$112,073	$59,406	$—	$52,667

            The following table presents our ARS which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in Statement 157 at September 30, 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Beginning Balance Short-Term Investments	$51,864	$—	$—	$—
Purchases...................................................	—	—	65,075	—
Sales..........................................................	—	—	(650)	—
Other Than Temporary Impairments (included in non-operating income).............................	—	—	(13,661)	—
Temporary Changes in Market Value (included in other comprehensive income)...................	803	—	1,903	—

Ending Balance Short-Term Investments.........	$52,667	$—	$52,667	$—

            Following the completion of the tender offer in August 2008 for our then 4.25% Convertible Notes due 2023, $68.5 million aggregate principal of our convertible notes remains outstanding.  Additionally, as provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023.  In accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments,” we accounted for this exchange as an extinguishment of debt, since the net present value of the cash flows under the exchanged terms was more than 10% of the net present value of the cash flows under the terms of the original instrument.  As required by accounting rules, we recorded the convertible notes to a fair value of $40.7 million, net of a fair value adjustment of $27.8 million that will be amortized over the life of the new instrument up to the first date at which we may be required to repurchase the notes in August 2011.  Such adjustment was recorded as a non-recurring gain under non-operating income for the third quarter.  The net balance of the 11.25% Convertible Secured Notes as of September 30, 2008 was $42.2 million.

            We estimated fair value of our convertible notes based on an average of market trading activity for the convertible notes subsequent to the exchange in August 2008.

            Liabilities that we measure at fair value on a non-recurring basis are shown below (in thousands):

		Fair Value Measurements Using

Description	August 2, 2008	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains

11.25% Convertible Secured Notes due 2023..................	$68.5	$40.7	$—	$—	$27.8

            In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a ‘‘net settlement feature’’, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  The adoption of FSP APB 14-1 will affect the historical accounting for our then 4.25% convertible notes and our 11.25% convertible notes.  We have not concluded the impact of this standard to our financial statements.

Note 2 – Contract Flying

            Continental CPA.  Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly.  Payment was based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that were generally within our control.  We had exposure for most labor costs and some maintenance and general administrative expenses if actual costs were higher than those budgeted in our block hour rates.  For a detailed description of the terms of the original Continental CPA, please see Item 1. “Business – Continental Capacity Purchase and Other Agreements” in our 2007 10-K.  For the first six months of 2008, we recognized revenues using 2007 block hour rates, pursuant to our agreement with Continental reached in June 2008.

            At such time, we also reached an agreement with Continental to amend the existing Continental CPA.  The amended Continental CPA, which became effective July 1, 2008, allows us to continue flying 205 aircraft currently flown for Continental for seven years while providing Continental the right after one year to reduce the number to 190 aircraft.  The amended agreement significantly reduces Continental’s governance rights under the original agreement, including easing change-in-control limitations on ExpressJet, reducing restrictions on ExpressJet flying into Continental’s hub airports, and removing the most-favored-nation clause, allowing ExpressJet the option to fly for other carriers and to consider other strategic alternatives.  The amended agreement also removes Continental’s ability to terminate the agreement without cause.  On August 29, 2008, we executed a first amendment to the amended Continental CPA for the purpose of clarifying certain payments and to provide for the sale of slots at White Plains, New York, to Continental.

            The amended agreement provides payments to us at a pre-determined rate based on block hours flown and reimburses us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and substantially all regional jet engine expenses under current long-term third-party contracts with no margin or mark-up.  Under the amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the amended Continental CPA and, therefore, these items are not included in our statements of operations for the three month period ended September 30, 2008 and thereafter.  The fixed block hour rates are considerably lower than the rates under the original agreement and will be subject to annual escalations tied to a consumer price index (capped at 3.5%) at each anniversary date.  During the quarter ended September 30, 2008, we returned to Continental 29 aircraft previously released from the original capacity purchase agreement, with Continental bearing the expense related to the aircraft following their return.  We will continue to operate 214 aircraft under the amended Continental CPA unless Continental decides to withdraw aircraft from the agreement.  The costs associated with preparing the aircraft for return to Continental were recorded as special charges on the consolidated statements of operations.  ExpressJet will continue to focus on aggressively reducing costs in response to the amended agreement with Continental and the economic difficulties facing the entire airline industry.

            In September 2008, we agreed with Continental on our first amendment to the amended Continental CPA in order to compensate us for our fixed costs, considered in the calculation of the pre-determined block hour rates, that cannot be reduced as a result of the unanticipated reduction in aircraft utilization. We also agreed that if Continental, beginning in year two, increases its aircraft utilization, then it may receive discounts on the block hour rates.  For the three months ended September 30, 2008, we recorded a $1 million receivable from Continental as compensation for shortfalls in aircraft utilization.  We received payment from Continental on October 15, 2008.  The associated revenue has been deferred and is recorded in “Accrued Other Liabilities” on the Consolidated Balance Sheet as of September 30, 2008.

            We also entered into a settlement agreement with Continental to release the parties’ claims at the time of the agreement to amend the then existing capacity purchase agreement, relating to certain identified payments under such capacity purchase agreement, including disputes previously disclosed as possible matters for arbitration.

            Delta CPA.  The Delta CPA was scheduled to end on the second anniversary of each aircraft’s in-service date (June 2009); however, Delta and ExpressJet mutually agreed in July 2008 to terminate this agreement effective September 2, 2008.  Delta agreed to compensate us in August 2008 for costs incurred as a result of the early termination.  On October 2, 2008, we transitioned the 10 aircraft previously operating within the Delta CPA back to our continuing operations.

            Corporate Aviation.  During the quarter, we reassigned 18 aircraft that were part of our at-risk operations to expand our Corporate Aviation division to 30 aircraft.  These aircraft are now dedicated to existing and new long-term arrangements.  Our Corporate Aviation division continues to focus on corporate shuttles, entertainment / sports, and government businesses.  As of September 30, 2008, our Corporate Aviation division has contracted with eight customers with long-term agreements ranging from 15 to 35 months.  Corporate Aviation customers typically prepay flights based on estimated charges to be incurred.  Such prepayments are held in escrow and recorded as restricted cash until the flights have operated.  At that time we recognize the associated revenue and release the funds from escrow.

Note 3- Restructuring and Related Special Charges

            Effective July 1, 2008, we entered into a new seven-year capacity purchase agreement with Continental by amending and restating the existing Continental CPA.  The amended agreement is based on fixed block hour rates that are considerably lower than the rates under the original agreement, which was designed to achieve an approximate 10% margin.  Additionally, Airlines suspended flying under its branded commercial passenger flight operations and terminated its capacity purchase and pro-rate agreements with Delta Airlines in September 2008.  In connection with these capacity reductions and the transition of up to 39 aircraft back to Continental, we incurred special charges of $21.2 million related to aircraft, employee reductions and certain other charges.

            Special Charges

            The following table sets forth the special charges recorded for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Wages and fringe...................................	$19,246	$—	$19,246	$—
Lease return costs.................................	1,644	—	1,644	—
Deferred Credits.....................................	(7,854)	—	(7,854)	—
Contract termination costs......................	1,223	—	1,223	—
Unused facility costs..............................	6,287	—	6,287	—
Other....................................................	641	—	1,350	—

	$21,187	$—	$21,896	$—

            Wages and Fringe.  As a result of our restructuring we implemented a reduction in workforce and recorded $19.2 million in severance and continuing medical coverage and other fringe benefits for employees accepting early retirement.  We do not expect additional charges related to the reduction in workforce to be significant.

            Lease Return Costs. We incurred $1.6 million in costs during the 3rd quarter to retrofit 39 returned aircraft to comply with the return conditions specified in the subleases.  These costs included labor and materials to repair, paint, and modify the interiors to prelease conditions.

            Deferred Credits.  We wrote off $7.9 million in deferred credits in the 3rd quarter of 2008.  The credits were from the aircraft manufacturer to cover training and spare parts purchases and were being amortized against aircraft rent expense over the lives of the underlying aircraft leases.  Due to the transition in our business model, we no longer are charged aircraft rent and accordingly wrote off the deferred credits.

            Contract Termination Costs.  During the 3rd quarter we paid $1.2 million in early termination payments to sever contractual relationships that supported our Branded Flying operations.  We are currently in negotiation with other parties to settle early contract terminations so there may be additional contract termination charges in the 4th quarter, however we do not expect the charges to be significant.

            Unused Facility Costs and Other.  We recorded a charge of $6.3 million in the 3rd quarter for the future rent obligations related to facility leases at locations that supported our suspended operations.  Payments remaining on these lease obligations will continue through 2010.  In addition, we incurred $.6 million in the 3rd quarter to redeploy certain general service equipment from our unused facilities to our other lines of business.

            The above costs are reflected in the line “Special charges” on our consolidated statements of operations.

            As of September 30, 2008 we had accruals for special charges as follows (in thousands):

	Balance December 21, 2007	Accrual	Payments	Balance September 30, 2008

Wages and fringe .........................	$—	$19,246	$(11,241)	$8,005
Leased return costs.......................	—	1,644	(1,644)	—
Contract termination costs.............	—	1,223	(1,223)	—
Unused facility costs.....................	—	6,287	(998)	5,289
Other...........................................	—	641	(641)	—

	$—	$29,041	$(15,747)	$13,294

            Payments related to the wages and fringe accrual will be made through the 1st quarter of 2009.  Payments remaining on our lease obligations for unused facilities will continue through 2010.

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

            Goodwill is allocated to our contract flying reportable segment.  We estimated fair value based on a discounted projection of future cash flows, supported with market based valuation.  During the 2nd quarter of 2008, we determined goodwill was impaired and recorded a non-cash charge of $12.8 million.

            The impairment charges recorded during the second quarter for both long-lived assets and goodwill total $21.4 million.  These charges are reflected in the line “Impairment of fixed assets and goodwill” on our consolidated statement of operations for the nine months ended September 30, 2008.

Note 4 – Segment Reporting

            Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“Statement 131”) requires disclosures related to components of a company for which separate financial information is available if that segregated information is evaluated regularly by our chief operating decision makers in deciding the allocation of resources and assessing performance.  During the third quarter of 2008, we changed our management reporting structure and the manner in which we report financial results internally.  As discussed below under “Potential Changes to Reportable Segments,” we will evaluate our reportable segments effective October 1, 2008 to better align with our announced reorganization and reallocation of assets, as applicable.  The following business discussion is based on the three reportable segments, Contract Flying, Branded Flying and Aviation Services, as they were structured as of and for the quarter ended September 30, 2008.

            A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  Consequently, the tables below present (in thousands) our operating revenues, including inter-segment revenues, and segment profit / (losses) generated per reportable segment for the three and nine months ended September 30, 2008 and 2007.  We also included our reconciliation of the consolidated operating revenue to consolidated net loss before taxes and of our total assets at September 30, 2008 and 2007.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Three months ended September 30, 2008:
Revenue from customers.............................	$184,428	$69,286	$10,618	$(2,006)	$262,326
Direct segment expenses............................	133,238	62,767	4,806	(2,006)	198,805

Segment profit (loss)...............................	$51,190	$6,519	$5,812	$—	$63,521
Shared special charges (1)............................		(21,187)			(21,187)
Other shared expenses (2)............................					(71,295)
Gain due to fair value adjustment..................					27,785
Settlement of fuel contracts.........................		23,149			23,149
Impairment charges on investments..............					—
Interest expense.........................................					(3,848)
Interest Income...........................................					1,466
Other.........................................................					(107)

Consolidated income before income taxes.......................................................					$19,484

Nine months ended September 30, 2008:
Revenue from customers.............................	$908,348	$221,258	$32,770	$(4,706)	$1,157,670
Direct segment expenses............................	679,897	289,480	16,827	(4,706)	981,498

Segment profit (loss)...............................	$228,451	$(68,222)	$15,943	$—	$176,172
Shared special charges (3)............................	(13,498)	(29,809)			(43,307)
Other shared expenses (4)............................					(240,607)
Gain due to fair value adjustment..................					27,785
Settlement of fuel contracts.........................		23,149			23,149
Impairment charges on investments..............					(18,892)
Interest expense.........................................					(8,719)
Interest Income...........................................					5,891
Other.........................................................					441

Consolidated loss before income taxes.........					$(78,087)

Assets at September 30, 2008
Segment assets.........................................	$136,608	$46,439	$14,603	$—	$197,650
Other shared assets (5)................................					251,936

Total consolidated assets .......................					$449,586

(1)	Shared special charges for the three months ended September 30, 2008, include $21.2 million related to suspended flying under several lines of our at-risk operations.
(2)

Some of the major components of other shared expenses for the three months ended September 30, 2008 are maintenance labor – $20.0 million; general and administrative labor and related expenses – $17.3 million; other general and administrative expenses – $20.00 million; outside services – $8.0 million; and non-airport rentals – $2.5 million.  Transition costs incurred were approximately $3.5 million.

(3)

Shared special charges for the nine months ended September 30, 2008, include $21.2 million related to suspended flying under several lines of our at-risk operations in addition to a $12.8 million impairment of goodwill, an $8.6 million impairment of fixed assets and $0.7 million charge related to base closure costs.

(4)

Some of the major components of other shared expenses for the nine months ended September 30, 2008 are maintenance labor – $60.3 million; general and administrative labor and related expenses – $62.5 million; other general and administrative expenses – $72.6 million; outside services – $29.9 million; and non-airport rentals – $7.7 million.  Transition costs incurred were approximately $7.6 million.

(5)	Other shared assets include assets that are used across segments.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Three months ended September 30, 2007:
Revenue from customers.............................	$362,175	$75,564	$5,152	$(1,546)	$441,345
Direct segment expenses............................	275,151	113,102	7,100	(1,546)	393,807

Segment profit (loss)...............................	$87,024	$(37,538)	$(1,948)	$—	$47,538
Other shared expenses (1)...........................					(84,194)
Interest expense.........................................					(2,320)
Interest Income..........................................					4,343
Other.........................................................					(561)

Consolidated loss before income taxes.........					$(35,194)

Nine months ended September 30, 2007:
Revenue from customers.............................	$1,127,079	$103,762	$24,771	$(6,065)	$1,249,547
Direct segment expenses............................	861,359	179,805	19,993	(6,065)	1,055,092

Segment profit (loss)...............................	$265,720	$(76,043)	$4,778	$—	$194,455
Other shared expenses (2)...........................					(259,500)
Interest expense.........................................					(5,904)
Interest Income..........................................					13,442
Other.........................................................					(933)

Consolidated loss before income taxes.........					$(58,440)

Assets at September 30, 2007:
Segment assets.........................................	$182,437	$21,792	$15,633	$—	$219,862
Other shared assets (3)................................					437,016
Total consolidated assets .......................
					$656,878

(1)

Some of the major components of other shared expenses for the three months ended September 30, 2007 are maintenance labor - $19.8 million; general and administrative labor and related expenses - $24.2 million; other general and administrative expenses – $26.2 million; outside services - $9.3 million; and non-airport rentals - $4.3 million.  Transition costs incurred were approximately $0.4 million.

(2)

Some of the major components of other shared expenses for the nine months ended September 30, 2007 are maintenance labor - $56.5 million; general and administrative labor and related expenses - $71.8 million; other general and administrative expenses - $73.9 million; outside services - $32.5 million; and non-airport rentals - $11.9 million.  Transition costs incurred were approximately $12.9 million.

(3)	Other shared assets include assets that are interchangeable between segments.

            Potential Changes to Reportable Segments.  On July 8, 2008, we announced that we would suspend flying under several lines of our at-risk flying operations and reduce capacity in September 2008 due to unprecedented high fuel costs and other challenges facing the industry.  Furthermore, we mutually agreed with Delta to terminate our capacity purchase and pro-rate flying agreements effective September 2, 2008.  During the quarter we reassigned a portion of our fleet to the Corporate Aviation division and notified Continental of our intent to return 39 aircraft previously employed in various at-risk operations.  Due to the announced reallocation of assets which will reduce costs and better align resources with the needs of each segment, we are evaluating our changes effective October 1, 2008.  The following indicates our reporting structure under consideration in accordance with Statement 131:

            Continental CPA.  This segment includes components solely related to the majority of our fleet operating within our amended Continental CPA.  These components were previously pooled within our Contract Flying reportable segment with other similar fee based arrangements.

            Corporate Aviation.  This segment will primarily include components related to charter contracts and ad-hoc charter service.  Due to the reassignment to this division of 18 additional aircraft, we will evaluate the applicability of a separate reportable segment in accordance with Statement 131.

            Aviation Services.  This reportable segment will continue to include components related to our ground-handling services pursuant to our contracts with Continental and other airlines, as well as Services, our wholly owned repair and overhaul subsidiary.  Under Services’ brand, we provide composite, sheet metal, interior (including seat refurbishment) and thrust reverser repairs, as well as aircraft painting, throughout our five facilities in the United States and Mexico.

            A significant portion of our operating expenses and infrastructure will continue to be integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we will not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.

            We will continue to monitor various components of our business and, if necessary, isolate those components into new reportable segments or transfer those components within our existing reporting structure.  If feasible, the segmented information for prior periods will be restated to reflect all changes in reportable segments effective October 1, 2008.

Note 5 – Earnings / (Loss) Per Share

            We account for earnings per share in accordance with Statement of Financial Accounting Standard No. 128 — “Earnings per Share.”  Basic earnings per common share (“EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.  As discussed below under “Reverse Stock Split,” our stock began trading on a split-adjusted basis when the market opened on October 2, 2008.  As required per SEC Staff Accounting Bulletin Topic 4C, “Changes in Capital Structure”, the computation of basic and diluted loss per share has been retroactively adjusted to reflect the reverse stock split for all periods presented in our consolidated statements of operations.

            The following table sets forth the reconciliation of the numerator and denominator of basic EPS to the numerator and denominator of diluted EPS for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Numerator:
Net earnings (loss).................................	$5,018	$(22,328)	$(58,019)	$(38,565)
Income impact of assumed conversion of convertible debt................................	—	—	—	—

	$5,018	$(22,328)	$(58,019)	$(38,565)

Denominator:
Weighted average common shares outstanding.........................................	15,872	5,406	8,737	5,401
Effect of stock options and restricted stock outstanding................................	8	—	—	—
Assumed conversion of convertible debt...	—	—	—	—

	15,880	5,406	8,737	5,401

Basic Earnings (Loss) per share..............	$0.32	(4.13)	(6.64)	(7.14)

Diluted Earnings (Loss) per share............	$0.32	(4.13)	(6.64)	(7.14)

            We excluded 236,881 and 66,103 shares of restricted stock from the weighted average shares used in computing basic EPS for the three months and nine months ended September 30, 2008 and 2007, respectively, as these shares were not vested as of these dates.

            Weighted average common shares outstanding for the diluted EPS calculation include the potential common stock equivalents related to our convertible notes, the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 0.4 million and 0.5 million shares of our common stock for the three and nine months ended September 30, 2008  and 0.5 million and 0.3 million shares of our common stock for the three and nine months ended September 30, 2007.  These options’ exercise prices were greater than the average market price of the common shares for the respective periods;

•	0.1 million shares of restricted stock for the three months ended September 30, 2008; and
•

0.4 million shares of common stock equivalents for the assumed conversion of convertible debt for the three and nine months ended September 30, 2008 in addition to 0.8 million shares of common stock equivalents for the three and nine months ended September 30, 2007.

            As a result of our tender offer with respect to our then 4.25% Convertible Notes due 2023, we issued 16.4 million shares (reverse split adjusted) of our common stock in payment for the $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest that was due August 1, 2008.

            Reverse Stock Split.  On October 1, 2008, at a special meeting of our stockholders, we received stockholder approval for a proposal to effect a one-for-ten reverse split of our common stock, par value $0.01 per share.  The approved proposal also reduced the number of authorized shares of the Company’s common stock from 400,000,000 to 150,000,000.  The Reverse Split became effective on October 2, 2008.

            The Reverse Split was part of our continuing efforts to return to trading on all New York Stock Exchange (“NYSE”) Group platforms.  In addition, the Reverse Split will allow us to return to compliance with the continued listing standard of the NYSE once the six month cure period expires on January 18, 2009.  As a result of the Reverse Split, each 10 shares of our common stock was combined into and automatically became one share of our common stock which began trading on a split-adjusted basis when the market opened on October 2, 2008, with cash paid in lieu of fractional shares.  The Reverse Split affected all shares of our common stock and stock options outstanding immediately prior to the effective time of the Reverse Split.  The Certificate of Amendment did not change the par value of our Common Stock, which remains at $0.01 per share.

            Each stockholder’s percentage ownership in the company and proportional voting power remains unchanged after the Reverse Split except for minor changes and adjustments resulting from fractional shares. The rights and privileges of stockholders are substantially unaffected by the Reverse Split.

            The Reverse Split which began trading on a split-adjusted basis when the market opened on October 2, 2008 is currently reflected in all share information presented in these financial statements.

Note 6 – Debt

            As of September 30, 2008, long-term debt, including current maturities, totaled $52.6 million, which consisted of our 11.25% Convertible Secured Notes due 2023 and the secured debt owed to Export Development Canada (“EDC”).

            As of September 30, 2008 and December 31, 2007, we estimated the fair value of our $68.5 million and $134.7 million (carrying values) convertible notes to be $40.7 million and $130.7 million, respectively, based upon the average of market trading activity for the convertible notes subsequent to the exchange in August 2008.

            Convertible Debt.  On August 1, 2008, holders of our 4.25% Convertible Notes due 2023 had the right to require us to repurchase their notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.  Under the indenture governing the convertible notes, we were able to satisfy the obligation with either cash, shares of our common stock, or a combination of cash and shares.  During the quarter ended September 30, 2008, we took the following actions after consulting with our independent financial advisors:

•

Received stockholders approval for two proposals that provided us greater flexibility in satisfying our repurchase obligations with respect to the convertible notes, which included the ability to issue such number of shares of our common stock as necessary to repurchase all outstanding convertible notes that were tendered on August 1, 2008, and increased our authorized common stock from 200 million shares to 400 million shares;

•	Commenced our repurchase offer for the convertible notes and provided written notice to the trustee of our intention to pay the repurchase price wholly in shares of our common stock;
•

Unilaterally amended the indenture governing the notes to increase the coupon from 4.25% to 11.25% over the remaining note term, to provide security based on a pro-rata amount of collateral and to provide for an additional repurchase date on August 1, 2011, in order to provide improved terms and additional flexibility for the noteholders; and

•

Issued 16.4 million shares (reverse split adjusted) of our common stock in payment of the repurchase price for the $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest due August 1, 2008.  Because the common stock was issued in exchange for the convertible notes exclusively with the existing holders of the notes, and no commission or other compensation was paid in soliciting the exchange, the securities are exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

            Following the completion of the tender offer in August 2008 for our then 4.25% Convertible Notes due 2023, $68.5 million aggregate principal of our convertible notes remains outstanding.  Additionally, as provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023.  In accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments,” we accounted for this exchange as an extinguishment of debt, since the net present value of the cash flows under the exchanged terms was more than 10% of the net present value of the cash flows under the terms of the original instrument.  As required by accounting rules, we recorded the convertible notes to a fair value of $40.7 million, net of a fair value adjustment of $27.8 million that will be amortized over the life of the new instrument up to the first date at which we may be required to repurchase the notes in August 2011.  Such adjustment was recorded as a non-recurring gain under non-operating income for the third quarter.  The net balance of the 11.25% Convertible Secured Notes as of September 30, 2008 was $42.2 million.

            We estimated fair value of our convertible notes based on an average of market trading activity for the convertible notes subsequent to the exchange in August 2008.

            Other than the convertible notes, we do not have any material long-term borrowings or available lines of credit.  Pursuant to the terms of the amended indenture governing the 11.25% notes outstanding, we granted a security interest, with a pro-rata portion, (based on the portion that the remaining notes represent of the total convertible notes that were issued) of assets with an appraised value of approximately $181 million, including approximately $96 million in spare parts and $85 million of spare engines.  Based on the principal amount of notes remaining outstanding on August 2, 2008, the pledged collateral for the notes totals approximately $51.5 million in spare parts and $45.3 million in spare engines.  We agreed that we will not as of any fiscal year end permit the aggregate outstanding principal amount of the Notes divided by the fair market value of the pledged collateral to be greater than certain percentages.  If such collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.  An appraisal will be performed annually by a third party.

            The following condensed consolidating balance sheets, results of operations and cash flows present separately the financial position of the parent issuer, Holdings, the subsidiary guarantor, Airlines, and all other non-guarantor subsidiaries of Holdings on a combined basis.

	Condensed Consolidating Balance Sheet September 30, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets.................................	$—	$197,412	$9,791	$—	$207,203
Property and equipment, net.............	110	218,650	14,235	—	232,995
Investments in other entities..............	3,515	—	—	—	3,515
Other assets....................................	2,888	4,707	2,136	(3,858)	5,873

Total assets.....................................	$6,513	$420,769	$26,162	$(3,858)	$449,586

Current liabilities..............................	$1,031	$125,370	2,289	—	128,690
Intercompany payables (receivables)..	(345,023)	338,048	6,975	—	—
Long-term debt.................................	42,212	6,919	—	—	49,131
Other liabilities.................................	6,128	30,079	12	(3,858)	32,361
Stockholders’ equity.........................	302,165	(79,647)	16,886	—	239,404

Total liabilities and stockholders’ equity............................................	$6,513	$420,769	$26,162	$(3,858)	$449,586

	Condensed Consolidating Balance Sheet December 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets.................................	$—	$296,348	$6,036	$—	$302,384
Property and equipment, net.............	112	248,720	14,866	—	263,698
Investments in other entities..............	3,254	—	6,459	—	9,713
Other assets....................................	15,760	5,907	146	—	21,813

Total assets.....................................	$19,126	$550,975	$27,507	$—	$597,608

Current liabilities..............................	137,122	158,557	1,005	—	296,684
Intercompany payables (receivables)..	(332,112)	326,233	5,879	—	—
Long-term debt.................................	—	9,308	14	—	9,322
Other liabilities.................................	(5,838)	66,992	(1,992)	—	59,162
Stockholders’ equity.........................	219,954	(10,115)	22,601	—	232,440

Total liabilities and stockholders’ equity............................................	$19,126	$550,975	$27,507	$—	$597,608

	Condensed Consolidating Results of Operations Three Months Ended September 30, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue............................	$—	$259,257	$5,075	$(2,006)	$262,326
Operating expenses.........................	599	288,244	4,450	(2,006)	291,287

Operating income (loss)....................	(599)	(28,987)	625	—	(28,961)

Gain due to fair value adjustment.......	27,785	—	—	—	27,785
Settlement of fuel contracts...............	—	23,149	—	—	23,149
Impairment charges on investments...	—	—	—	—	—
Interest expense..............................	(3,715)	(4,587)	(2)	4,456	(3,848)
Interest income................................	4,456	1,218	—	(4,456)	1,218
Capitalized interest...........................	—	248	—	—	248
Equity investment income (loss)........	96	—	—	—	96
Other, net........................................	—	(35)	(168)	—	(203)

Income (loss) before income taxes.....	28,023	(8,994)	455	—	19,484
Income tax benefit (expense).............	(11,577)	(2,606)	(283)	—	(14,466)

Net income (loss).............................	$16,446	$(11,600)	$172	$—	$5,018

	Condensed Consolidating Results of Operations Nine Months Ended September 30, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue............................	$—	$1,149,029	$13,347	$(4,706)	$1,157,670
Operating expenses.........................	673	1,254,875	14,570	(4,706)	1,265,412

Operating income (loss)....................	(673)	(105,846)	(1,223)	—	(107,742)

Gain due to fair value adjustment.......	27,785	—	—	—	27,785
Settlement of fuel contracts...............	—	23,149	—	—	23,149
Impairment charges on investments...	—	(13,661)	(5,231)	—	(18,892)
Interest expense..............................	(8,232)	(13,847)	(14)	13,374	(8,719)
Interest income................................	13,374	4,980	—	(13,374)	4,980
Capitalized interest...........................	—	911	—	—	911
Equity investment income (loss)........	261	—	(1,228)	—	(967)
Other, net........................................	525	1,172	(289)	—	1,408

Income (loss) before income taxes.....	33,040	(103,142)	(7,985)	—	(78,087)
Income tax benefit (expense).............	(13,332)	31,127	2,273	—	20,068

Net income (loss).............................	$19,708	$(72,015)	$(5,712)	$—	$(58,019)

	Condensed Consolidated Results of Operations
	Three Months Ended September 30, 2007
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue................................	$—	$438,395	$4,496	$(1,546)	$441,345
Operating expenses.............................	198	473,892	5,487	(1,576)	478,001

Operating income (loss).......................	(198)	(35,497)	(991)	30	(36,656)

Interest expense..................................	(2,038)	(4,734)	—	4,452	(2,320)
Interest income...................................	4,499	3,952	—	(4,482)	3,969
Capitalized Interest..............................	—	373	—	—	373
Equity investment (loss).......................	(48)	—	(516)	—	(564)
Other, net...........................................	—	2	2	—	4

Income (loss) before income taxes........	2,215	(35,904)	(1,505)	—	(35,194)
Income tax benefit (expense)................	(951)	13,649	168	—	12,866

Net income (loss)................................	$1,264	$(22,255)	$(1,337)	$—	$(22,328)

	Condensed Consolidated Results of Operations
	Nine Months Ended September 30, 2007
	(In thousands)

			Other Non- Guarantor		Consolidated
	Holdings	Airlines	Subsidiaries	Eliminations	Totals

Operating revenue.................................	$—	$1,242,871	$12,741	$(6,065)	$1,249,547
Operating expenses..............................	508	1,303,076	17,103	(6,095)	1,314,592

Operating income (loss).........................	(508)	(60,205)	(4,362)	30	(65,045)

Interest expense...................................	(5,055)	(14,203)	(2)	13,356	(5,904)
Interest income.....................................	13,454	12,447	—	(13,386)	12,515
Capitalized Interest...............................	—	926	—	—	926
Equity investment income (loss).............	(82)	—	(864)	—	(946)
Other, net.............................................	—	8	6	—	14

Income (loss) before income taxes.........	7,809	(61,027)	(5,222)	—	(58,440)
Income tax benefit (expense).................	(2,913)	21,519	1,269	—	19,875

Net income (loss)..................................	$4,896	$(39,508)	$(3,953)	$—	$(38,565)

	Condensed Consolidating Cash Flows Nine Months Ended September 30, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities...........................	$—	$(44,617)	$(1,043)	$1,256	$(44,404)
Investing activities............................	—	(64,261)	—	—	(64,261)
Financing activities...........................	—	(12,670)	1,254	(1,256)	(12,672)

Net increase (decrease) in cash........	—	(121,548)	211	—	(121,337)
Cash at the beginning of the period....	—	188,834	425	—	189,259

Cash at the end of the period.............	$—	$67,286	$636	$—	$67,922

	Condensed Consolidated Cash Flows Nine Months Ended September 30, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities............................	$—	$3,518	$(745)	$—	$2,773
Investing activities.............................	—	(56,027)	(23)	1,011	(55,039)
Financing activities............................	838	(1,683)	977	(1,011)	(879)

Net increase (decrease) in cash.........	838	(54,192)	209	—	(53,145)
Cash at the beginning of the period.....	—	291,148	485	—	291,633

Cash at the end of the period.............	$838	$236,956	$694	$—	$238,488

Note 7 – Income Taxes

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks: 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments depend solely on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.  At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  There were no payments made to Continental under the tax agreement during 2007 or during the first nine months of 2008.

            During 2008, we received $37.8 million in tax refunds, which primarily represented income tax refund from prior years resulting from the carry back and application of 2007 operating losses against past year’s income.  This was recorded as a tax receivable as of December 31, 2007.  As a result of these refunds, we can no longer carryback additional losses related to federal income taxes.

            During the 3rd quarter we recorded $6.9 million in income tax expense to record a valuation allowance for certain deferred tax assets related to capital gains and state tax net operating losses as it was concluded more likely than not that adequate income would not be generated to utilize these deferred tax assets based on their characterization.

Note 8 – Commitments and Contingencies

            Capacity Purchase Agreement.  See Note 2 – “Capacity Purchase Agreements” for further information regarding our capacity purchase agreement with Continental.

            Purchase Commitments.  As of September 30, 2008, we had options for 50 ERJ-145XR aircraft that may be exercised for an ERJ-145 or similar aircraft.  We retain the right to exercise these option aircraft and fly them for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

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

	Total	2008	2009	2010	2011	2012	Over 5 Years

11.25% Convertible Secured Notes due 2023, including interest (1).........................	$96.0	$4.4	$7.7	$7.7	$76.2	$—	$—
Aircraft operating leases (2).........................	340.1	197.8	21.9	21.9	21.9	21.9	54.7
Other operating leases(3).............................	121.0	38.7	12.9	9.4	8.6	8.5	42.9
Obligations under capacity purchase and other agreements with Continental(4)..........	7.9	7.9	—	—	—	—	—
Other contractual obligations(5)....................	1,002.9	169.6	118.2	121.7	125.1	129.2	339.1

Total expected cash obligations..................	$1,567.9	$418.4	$160.7	$160.7	$231.8	$159.6	$436.7

(1)

Following the completion of the tender offer related to our convertible debt in August 2008, $68.5 million aggregate principal of our then 4.25% Convertible Notes due 2023 remains outstanding.  Additionally, as provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023 with an additional repurchase date on August 1, 2011.

(2)

Consistent with the amended Continental CPA, the remaining 30 aircraft lease payments for Corporate Aviation are at reduced rental rates.  Lease payments for the 214 aircraft operating under Continental will be incurred directly by Continental.

(3)

Other operating lease obligations represent the estimated lease payments for our ground service equipment, spare engines and substantially all of our ground facilities, including facilities at public airports, from Continental or the municipalities or agencies owning and controlling such airports that are under operation leases.  Other operating lease obligations also include the lease payments related to a flight training device.  As of result of suspended flying within our Branded Flying operations, our commitments for facility rents at various airports has significantly diminished.  In addition, as of July 1, 2008, we are no longer obligated for facility fees under the amended Continental CPA.

(4)

Obligations under capacity purchase and other agreements with Continental represent fixed charges for ground handling costs at Continental stations and charges for administrative services provided by Continental, such as technology, fuel management and insurance services for the first six months of 2008. Under the amended Continental CPA, which became effective July 1, 2008, Continental will pay for ground handling, fuel related and various technology services provided to us directly.

(5)

Other contractual obligations primarily include our power-by-the-hour agreement with Rolls Royce.  We expect to fund these commitments with cash generated from operations.  The estimated amount of future commitments for Rolls Royce is based on assumptions related to anticipated future levels of operations and forecasted payment rates.  The level of operations inherent in the estimated amounts for Rolls Royce is based on Continental’s most recent operating plan for Airlines, which can be altered at Continental’s sole discretion and includes our 30 aircraft that are operating in our other business segments.  Contractual rate increases at actual time of occurrence may be different than the forecasted rate inherent in the amounts for Rolls Royce.

            General Guarantees and Indemnifications.  Pursuant to the amended Continental CPA, we indemnify Continental for certain of our actions and it indemnifies us for some of its actions.

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

            Credit Card Holdback.  The level of credit card holdbacks under the agreement with our Visa and MasterCard processor is subject to adjustments based on specific financial triggers that require, among other things, that we maintain certain financial ratios and levels of operating income and unrestricted cash.  This holdback, which is included in restricted cash in our consolidated balance sheet, totaled approximately $3.3 million and $4.9 million as of September 30, 2008 and December 31, 2007, respectively.  The funds held back bear interest and will be made available to us as our liability to past customers diminishes.

            Under our American Express credit card processing agreement, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our consolidated balance sheets, totaled approximately $.4 million and $3.6 million as of September 30, 2008 and December 31, 2007, respectively.  The funds held back by American Express bear interest and are subsequently made available to us as our liability to past customers diminishes.

            As of September 30, 2008, we included $0.6 million in restricted cash on our consolidated balance sheet for credit card holdbacks under our processing agreement with Discover.  The funds held back bear interest and will be made available to us as our liability to past customers diminishes.

            We believe that substantially all of the restricted cash associated with the credit card holdbacks will be reclassed to unrestricted cash during the 4th quarter of 2008.

            Fuel.  Under the amended Continental CPA, Continental will be responsible for the cost of providing fuel for all flights and, therefore, effective July 1, 2008, fuel expense is no longer included in our statements of operations for aircraft flying within this arrangement.  Upon the decision to suspend operations for Airlines’ Branded Flying on July 8, 2008, we sold our fixed forward purchase contracts for periods subsequent to September 2, 2008, which resulted in a non-operating gain of approximately $23 million.  To date, we have received approximately $21 million in cash from World Fuel Services with the remaining $2 million held in deposit for future fuel purchases within our Corporate Aviation division.  The funds held in deposit by World Fuel Services earn interest.

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

Note 9 - Subsequent Events

            Reverse Stock Split.  On October 1, 2008, at a special meeting of our stockholders, we received stockholder approval for a proposal to effect a one-for-ten reverse split of our common stock, par value $0.01 per share.  The approved proposal also reduced the number of authorized shares of the Company’s common stock from 400,000,000 to 150,000,000.  The Reverse Split became effective on October 2, 2008.

            The Reverse Split was part of our continuing efforts to return to trading on all NYSE Group platforms.  In addition, the Reverse Split will allow us to return to compliance with the continued listing standard of the NYSE once the six month cure period expires on January 18, 2009.  As a result of the Reverse Split, each 10 shares of our common stock was combined into and automatically became one share of our common stock which began trading on a split-adjusted basis when the market opened on October 2, 2008, with cash paid in lieu of fractional shares.  The Reverse Split affected all shares of our common stock and stock options outstanding immediately prior to the effective time of the Reverse Split.  The Certificate of Amendment did not change the par value of our Common Stock, which remains at $0.01 per share

            Each stockholder’s percentage ownership in the company and proportional voting power remains unchanged after the Reverse Split except for minor changes and adjustments resulting from fractional shares.  The rights and privileges of stockholders are substantially unaffected by the Reverse Split.

            This issuance of our common stock with respect to our 4.25% Convertible Notes due 2023 and the Reverse Split which began trading on a split-adjusted basis when the market opened on October 2, 2008 are currently reflected in our basic and diluted loss per share calculation recorded in the consolidated statements of operations.

            Labor Agreements.  During the third quarter, we realized $10 million in concessions through reductions provided by management and clerical employees.  An additional $5 million will be contributed by the airport services division through wage and benefit reductions as well as productivity improvements.   Furthermore, subsequent to quarter end, we reached tentative agreements with our four unions representing the pilots and instructors, mechanics, flight attendants and dispatchers for $20 million in labor savings.  In November 2008, we received final approval from each of the union’s national offices to execute the new agreements recently ratified by the union memberships.  Each of these agreements will be retroactive to November 1, 2008 and will become amendable in December 2010 for pilots and instructors, August 2009 for mechanics, August 2010 for flight attendants and July 2009 for dispatchers.

            Auction Rate Securities.  Subsequent to the quarter’s end, we monetized $5 million of our ARS for 91.25% of the securities face value.  We continue to monitor the ARS market and will aggressively pursue monetizing the assets at or near face value through additional market transactions and may also pursue litigation if necessary to recoup full value.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion contains a number of forward-looking statements that are based on our current expectations and involve a number of risks and uncertainties, many of which are outside our control.  Specifically statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to:

•	our dependence on the financial and operational stability of Continental;
•	our operations under the amended Continental CPA could be unprofitable;
•	our charter operations outside of the amended Continental CPA could reduce our ability to operate profitably;
•	the expiration of the amended Continental CPA after a term of seven years with no renewal or extension options;
•	Continental’s ability to remove additional aircraft from the amended Continental CPA as leases on covered aircraft expire;
•

the possibility that we could lose access to our aircraft, facilities and regulatory authorizations, as well as any airport-related and other services that Continental currently provides to us if the amended Continental CPA were terminated for “cause” as defined in the agreement;

•	the possibility that a small number of stockholders may be able to exert significant control over the election of our Board of Directors and the management of our business;
•	the new amendments to the terms of our convertible notes and the required accounting treatment for extinguishment of debt could increase our obligations and could put some of our assets at risk;
•

our common stock could be delisted from the NYSE, if we fail to maintain the minimum required market capitalization and minimum average closing stock price; triggering a default under our notes and the obligation to repay the notes in cash;

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

For further discussion of these risks, please see the “Risk Factors” sections in our 2007 10-K and in this report.  The statements in this report are made as of November 7, 2008 and the events described in forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Operational Review

            Our quarter ended September 30, 2008 was one of transition.  During the quarter we dramatically reshaped our business in order to adapt to the unprecedented high fuel costs and other challenges facing the industry.  As part of the transition, we suspended flying under several lines of our at-risk flying operations, including the termination of our Branded Flying operations, and reduced capacity in September 2008.  Furthermore, we mutually agreed with Delta Air Lines (“Delta”) to terminate our capacity purchase agreement (the “Delta CPA”) and pro-rate flying agreements effective September 2, 2008.  During the quarter we reassigned a portion of our fleet to the Corporate Aviation division and transitioned 29 aircraft back to Continental that were previously employed in various at-risk operations.  We will continue to operate 214 aircraft under the amended Continental CPA unless Continental withdraws aircraft from the agreement.

            The following table summarizes our active fleet allocation as of September 30, 2008 and June 30, 2008:

	Fleet Allocation
	September 2008	June 2008

Contract
Continental CPA................................	214	205
Delta CPA (1).....................................	—	10
Corporate Aviation..............................	30	12

	244	227
Branded
ExpressJet........................................	—	34
Delta Prorate.....................................	—	13

	—	47

Total....................................................	244	274

(1)

At quarter end, we held 10 aircraft previously operating within the Delta CPA.  These aircraft were not active in our fleet at September 30, 2008 and were transitioned back to Continental on October 2, 2008.

            We plan to end 2008 with 244 operating aircraft, 214 flying under the amended Continental CPA and 30 in our Corporate Aviation Division.  As a result of the fleet reduction and decreased flying on behalf of Continental we expect to operate approximately 30% less block hours during the 4th quarter of 2008 versus the 2nd quarter of 2008.  We excluded block hours comparisons to the 3rd quarter 2008 as our operations were under extensive transition during that period.

            The following table summarizes our performance as determined through completion factors for the three and nine months ending September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

System completion factor..........	96.9%	98.0%	97.3%	97.5%

Continental CPA
- completion factor....................	96.4%	97.5%	96.7%	97.1%
- controllable completion factor(1).......................................	99.8%	99.9%	99.8%	99.8%

(1)	Controllable completion factor excludes cancellations due to weather, air traffic control and ground handling at locations not managed by ExpressJet.

2008 Outlook

            Industry.  The airline industry is very competitive and is facing unprecedented challenges including a weak U.S. economy, credit market instability and volatile fuel prices. Some airlines have been able to use the bankruptcy process to restructure and lower their operating costs.  Additional pressures on airlines from potential consolidation among legacy carriers, the Internet as a distribution system and the intense competition from lower-cost carriers have resulted in announcements of significant capacity reductions, increases in fuel surcharges, fares and other fees.  In addition, regional carriers’ networks have become susceptible to mainline partner risks as legacy carriers are becoming more aggressive in down-sizing and terminating contracts.

            Continental CPA.  Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly.  Payment was based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that were generally within our control.  We had exposure for most labor costs and some maintenance and general administrative expenses if actual costs were higher than those budgeted in our block hour rates.  For a detailed description of the terms of the original Continental CPA, please see Item 1. “Business – Continental Capacity Purchase and Other Agreements” in our 2007 10-K.  For the first six months of 2008, we recognized revenues using 2007 block hour rates, pursuant to an agreement with Continental reached in June 2008.

            At such time, we also reached an agreement with Continental to amend the existing Continental CPA.  The amended Continental CPA, which became effective July 1, 2008, allows us to continue flying a 205 aircraft currently flown for Continental for seven years while providing Continental the right after one year to reduce the number to 190 aircraft.  The amended agreement significantly reduces Continental’s governance rights under the original agreement, including easing change-in-control limitations on ExpressJet, reducing restrictions on ExpressJet flying into Continental’s hub airports, and removing the most-favored-nation clause, allowing ExpressJet the option to fly for other carriers and to consider other strategic alternatives.  The amended agreement also removes Continental’s ability to terminate the agreement without cause.

            The amended agreement provides payments to us at a pre-determined rate based on block hours flown and reimburses us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and substantially all regional jet engine expenses under current long-term third-party contracts with no margin or mark-up.  Under the amended Continental CPA, Continental will be responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the amended Continental CPA and, therefore, these items are not included in our statements of operations for the three month period ended September 30, 2008 and thereafter.  The fixed block hour rates are considerably lower than the rates under the original agreement and will be subject to annual escalations tied to a consumer price index (capped at 3.5%) at each anniversary date.  During the quarter ended September 30, 2008, we returned to Continental 29 aircraft previously released from the original capacity purchase agreement, with Continental bearing the expense related to the aircraft following their return.  We will continue to operate 214 aircraft under the amended Continental CPA unless Continental decides to withdraw aircraft under the agreement.  The costs associated with preparing the aircraft for return to Continental were recorded as special charges on the consolidated statements of operations.  ExpressJet will continue to focus on aggressively reducing costs in response to the amended agreement with Continental and the economic difficulties facing the entire airline industry.

            In September 2008, we agreed with Continental on our first amendment to the amended Continental CPA in order to compensate us for our fixed costs, considered in the calculation of the pre-determined block hour rates, that cannot be reduced as a result of the unanticipated reduction in aircraft utilization.  We also agreed that if Continental, beginning in year two, increases its aircraft utilization, then it may receive discounts on the block hour rates.  For the three months ended September 30, 2008, we recorded a $1 million receivable from Continental as compensation for shortfalls in aircraft utilization.  We received payment from Continental on October 15, 2008.  The associated revenue has been deferred and is recorded in “Accrued Other Liabilities” on the Consolidated Balance Sheet as of September 30, 2008.

            We also entered into a settlement agreement with Continental to release the parties’ claims at the time of the agreement to amend the then existing capacity purchase agreement, relating to certain identified payments under such capacity purchase agreement, including disputes previously disclosed as possible matters for arbitration.

            Corporate Aviation.  During the quarter, we reassigned 18 aircraft that were part of our at-risk operations to expand our Corporate Aviation division to 30 aircraft.  These aircraft are now dedicated to existing and new long-term arrangements.  Our Corporate Aviation division continues to focus on corporate shuttles, entertainment / sports, and government businesses.  Revenue from brokers increased by more than 265% during the first six months of 2008 when compared to the first six months of 2007 which reinforces our need to focus on growing our broker network to increase market share and acquire new contacts.  In response to interest expressed by several market segments, these 30 aircraft will be reconfigured to provide an expanded pitch product with a 41 seat layout.  Reconfiguring our aircraft from a 50 seat layout to a 41 seat layout increases the pitch to 38 inches for every seat on board, effectively the same length as first class seats on a 737 aircraft.  We anticipate capital expenditures related to the seat modifications for the remainder of 2008 to be $0.4 million.  We are also exploring other modifications to enhance the 41 seat aircraft including catering options utilizing ovens on board and additional power outlets.  As of September 30, 2008, our Corporate Aviation division has contracted with eight customers for agreements ranging from 15 to 35 months.

            Capacity Reductions and Cost Savings Initiatives.  Effective September 2, 2008, we suspended flying under several lines of our at-risk flying operations and reduced capacity due to unprecedented high fuel costs and other challenges facing the industry.  Furthermore, we mutually agreed with Delta to terminate our capacity purchase and pro-rate flying agreements effective September 2, 2008.  As a result of the fleet reduction and decreased flying on behalf of Continental we expect to operate approximately 30% less block hours during the 4th quarter of 2008 versus the 2nd quarter of 2008.  We do not expect to incur additional expenses in the 4th quarter 2008 for severance, meeting aircraft return conditions or early termination of marketing and facility contracts related to our suspended at-risk operations.  Cash outlays for the employee and aircraft charges will be incurred over the next several quarters while cash outlays related to facility exit costs will occur through 2010.

            Labor Agreements.  During the third quarter, we realized $10 million in concessions through reductions provided by management and clerical employees.  An additional $5 million will be contributed by the airport services division through wage and benefit reductions as well as productivity improvements.  Furthermore, subsequent to quarter end, we reached tentative agreements with our four unions representing the pilots and instructors, mechanics, flight attendants and dispatchers for $20 million in labor savings.  In November 2008, we received final approval from each of the union’s national offices to execute the new agreements recently ratified by the union memberships.  Each of these agreements will be retroactive to November 1, 2008 and will become amendable in December 2010 for pilots and instructors, August 2009 for mechanics, August 2010 for flight attendants and July 2009 for dispatchers.

            In addition, we have made significant progress among all work groups in reducing headcount to achieve necessary cost reductions and we continue to make progress towards our targeted reduction-in-force.  We anticipate that we will further refine staffing levels as our company adjusts to a new operating structure.

            Convertible Debt.  On August 1, 2008, holders of our 4.25% Convertible Notes due 2023 had the right to require us to repurchase their notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.  Under the governing the convertible notes, we were able to satisfy the obligation with either cash, shares of our common stock, or a combination of cash and shares.  During the quarter ended September 30, 2008, we took the following actions after consulting with our independent financial advisors:

•

Received stockholders approval for two proposals that provided us greater flexibility in satisfying our repurchase obligations with respect to the convertible notes, which included the ability to issue such number of shares of our common stock as necessary to repurchase all outstanding convertible notes that were tendered on August 1, 2008, and increases our authorized common stock from 200 million shares to 400 million shares;

•	Commenced our repurchase offer for the convertible notes and provided written notice to the trustee of our intention to pay the repurchase price wholly in shares of our common stock;
•

Unilaterally amended the indenture governing the notes to increase the coupon from 4.25% to 11.25% over the remaining note term, to provide security based on a pro-rata amount of collateral and to provide for an additional repurchase date on August 1, 2011, in order to provide improved terms and additional flexibility for the noteholders; and

•

Issued 16.4 million shares (reverse split adjusted) of our common stock in payment of the repurchase price for the $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest due August 1, 2008.  Because the common stock was issued in exchange for the convertible notes exclusively with the existing holders of the notes, and no commission or other compensation was paid in soliciting the exchange, the securities are exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

            Following the completion of the tender offer in August 2008 for our then 4.25% Convertible Notes due 2023, $68.5 million aggregate principal of our convertible notes remains outstanding.  Additionally, as provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023.  In accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments,” we accounted for this exchange as an extinguishment of debt, since the net present value of the cash flows under the exchanged terms was more than 10% of the net present value of the cash flows under the terms of the original instrument.  As required by accounting rules, we recorded the convertible notes to a fair value of $40.7 million, net of a fair value adjustment of $27.8 million that will be amortized over the life of the new instrument up to the first date at which we may be required to repurchase the notes in August 2011.  Such adjustment was recorded as a non-recurring gain under non-operating income for the third quarter. The net balance of the 11.25% Convertible Secured Notes as of September 30, 2008 was $42.2 million.

            Other Liquidity Matters.  In light of the amended Continental CPA, aircraft withdrawals, dramatically lower utilization, our diminished stock price and the potential increases in the price of fuel, we believe cost restructuring and cash preservation are crucial to sustain our liquidity and meet our financial obligations through the third quarter of 2009.  In addition to the previously mentioned labor reductions, other cost savings initiatives are essential at this time to maintain an appropriate operating margin and preserve our cash.  These include, individually or in combination, if required:

•	effectively implementing wage and benefit concessions from all of our employees;
•	reduction-in-force to match reduction-in-capacity;
•	obtaining third-party vendor concessions;
•	reducing capital expenditures to only those required by law or operational necessities;
•	managing our working capital effectively (i.e., time to pay for accounts payables, accounts receivable aging, and inventory turnover;
•	borrowing against or liquidating our auction rate securities (“ARS”) holdings; and
•	selling unencumbered assets, tangible or intangible, or subleasing the aircraft we lease from Continental.

            Our 2008 cash flows as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•	$37.8 million tax refund for prior year loss carryback provisions, received in June 2008;
•

$23.1 million, of which approximately $21 million was received in the 3rd quarter of 2008 non-operating gain from the monetization of fuel fixed forward contracts subsequent to capacity reductions in September 2008;

•	$11.7 million in sales of unencumbered assets; and
•	$4.0 million in purchase deposits previously held by our fuel vendor was refunded in October 2008.

            We believe that our existing liquidity and projected 2008 cash flows, including the incremental sources of liquidity described above and implementation of cost saving initiatives, if needed, will be sufficient to fund current operations and our financial obligations through the twelve months ending September 30, 2009.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

            Auction Rate Securities.  Subsequent to the quarter’s end, we monetized $5 million of our ARS for 91.25% of the securities face value.  We continue to monitor the ARS market and will aggressively pursue monetizing the assets at or near face value through additional market transactions and may also pursue litigation if necessary to recoup full value.

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

            As of September 30, 2008, we operated 30 aircraft within the charter division at reduced rental rates. These aircraft will be dedicated to charter contracts, corporate shuttles and ad-hoc charter services.

            Aviation Services

            Aviation Services includes our ground-handling services pursuant to our contracts with Continental and other airlines at several airport locations across the United States as of September 30, 2008, as well as the work provided under Services, brand.  During 2008, we will continue to leverage our operational expertise developed from this business segment to cost-effectively operate the aircraft for our current customers and attract potential customers.

Critical Accounting Policies and Estimates

            The following are changes to our accounting policies and estimates described in our 2007 10-K.

            Fair Value Measurements.  At September 30, 2008, we have ARS, with a fair value of $52.7 million.  These were classified as short-term investments within the current assets of our balance sheet.  We did not have any ARS as of December 31, 2007.  See Item 1. “Financial Statement and Supplementary Data – Notes to Consolidated Financial Statements – Note 1 – Summary of Significant Account Policies” for a discussion of our ARS.

            As we could not predict when the market would recover and needed to avail ourselves of the flexibility to sell our ARS in the next 12 months, we evaluated and classified, in accordance with accounting guidance, our ARS as short-term investments and recognized in the first quarter of 2008 an other-than-temporary impairment of $13.7 million.  For the quarter ended June 30, 2008, we re-evaluated our ARS and recorded a $1.1 million unrealized gain to other comprehensive income.  For the quarter ended September 30, 2008, we again re-evaluated our ARS and recorded an additional $0.8 million unrealized gain to other comprehensive income.  Due to the current market conditions, we cannot currently anticipate whether our fair value will be materially different from the amount we will realize when we settle our ARS.  Please see Item 1. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies for further information on our auction rate securities including our valuation methodology.  Subsequent to the quarter’s end, we monetized $5 million of our ARS for 91.25% of the securities face value.  We continue to monitor the ARS market and will aggressively pursue monetizing the assets at or near face value through additional market transactions and may also pursue litigation if necessary to recoup full value.

            In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a ‘‘net settlement feature’’, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  The adoption of FSP APB 14-1 will affect the historical accounting for our then 4.25% convertible notes and our 11.25% convertible notes.  We have not concluded the impact of this standard to our financial statements.

Results of Operations

            The following discussion provides an analysis of our results of operations and reasons for material changes in those results for the three and nine months ended September 30, 2008, compared to the corresponding periods ended September 30, 2007.

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

            Operating Revenue and Segment Profit / (Loss)

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from the three months ended September 30, 2008 to the same period in 2007.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Three Months Ended September 30,

	2008	Total Revenue %	2007	Total Revenue %	Increase / (Decrease)	Change %

Revenue from customers:...............
Contract Flying............................	$184,428	70.3%	$362,175	82.1%	(177,747)	(49.1%)
Branded Flying............................	69,286	26.4%	75,564	17.1%	(6,278)	(8.3%)
Aviation Services.........................	10,618	4.0%	5,152	1.2%	5,466	106.1%
Eliminations................................	(2,006)	(0.8%)	(1,546)	(0.4%)	(460)	29.8%
Total Revenue from customers........	262,326	100.0%	441,345	100.0%	(179,019)	(40.6%)

Contract Flying............................	133,238	50.8%	275,151	62.3%	(141,913)	(51.6%)
Branded Flying............................	62,767	23.9%	113,102	25.6%	(50,335)	(44.5%)
Aviation Services.........................	4,806	1.8%	7,100	1.6%	(2,294)	(32.3%)
Eliminations................................	(2,006)	(0.8%)	(1,546)	(0.4%)	(460)	29.8%
Total Direct segment costs.............	198,805	75.8%	393,807	89.2%	(195,002)	(49.5%)

Segment profit...............................	63,521	24.2%	47,538	10.8%	15,983	33.6%
Shared special charges..................	(21,187)		—
Other shared expenses, including transition costs............................	(71,295)		(84,194)
Gain due to fair value adjustment.....	27,785		—
Settlement of fuel contracts............	23,149		—
Interest expense............................	(3,848)		(2,320)
Interest income..............................	1,466		4,343
Other income (loss).......................	(107)		(561)
Consolidated income (loss) before income taxes.....................	19,484		(35,194)

            The table below (in thousands, except percentage data) sets forth the segment profit (loss) for the three months ended September 30, 2008 and the three months ended September 30, 2007 for each segment.

	Contract Flying		Branded Flying		Aviation Services

	2008	Total Revenue %	2008	Total Revenue %	2008	Total Revenue %

Revenue from customers:...........	$184,428	100.0%	$69,286	100.0%	$10,618	100.0%
Direct segment costs:..................	133,238	72.2%	62,767	90.6%	4,806	45.3%

Segment profit before special (charges) gains...	51,190	27.8%	6,519	9.4%	5,812	54.7%

	Contract Flying		Branded Flying		Aviation Services

	2007	Total Revenue %	2007	Total Revenue %	2007	Total Revenue %

Revenue from customers:.....	$362,175	100.0%	$75,564	100.0%	$5,152	100.0%
Direct segment costs:.............	275,151	76.0%	113,102	149.7%	7,100	137.8%
Segment profit (loss)..............	87,024	24.0%	(37,538)	(49.7%)	(1,948)	(37.8%)

            Contract Flying.   The decrease in operating revenue and expenses within our Contract Flying segment is primarily due to new terms under the amended Continental CPA which became effective July 1, 2008.   Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly and was based on a formula designed to provide Airlines with a target operating margin of 10%.  The amended agreement provides payments to us at a pre-determined rate based on block hours flown that are considerably lower than the rates under the original agreement.  Likewise, under the amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the amended Continental CPA and, therefore, these items are not included in our statements of operations for the three month period ended September 30, 2008 and thereafter.  In addition, Delta and ExpressJet mutually agreed in July 2008 to terminate their CPA effective September 2, 2008.

            Branded Flying.  The decrease in operating revenue and expenses within our Branded Flying segment is primarily dueto suspended flying under our ExpressJet brand and Delta pro-rate arrangement effective September 2, 2008. Although our load factor within this segment increased to 80.7% in the 3rd quarter of 2008 from 60.5% in the 3rd quarter of 2007, we suspended Branded Flying due to unprecedented high fuel costs and other challenges facing the industry.

            Aviation Services.  Aviation Services was included in Contract Flying in the three months ended September 30, 2007 as it was not deemed material for segment reporting purposes.  For the three months ended September 30, 2008, Aviation Services had a segment profit margin of 54.7%, up from (37.8%) for the three months ended September 30, 2007, due primarily to additional ground handling contracts secured at more favorable rates than in 2007.

            Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the three months ended September 30, 2008 to the three months ended September 30, 2007.

	For the three months ended September 30,
	2008	2007

	Total Revenue %	Total Revenue %	Increase/ (Decrease)

Wages, salaries, and related costs ..........	37.5%	25.5%	12.0
Aircraft fuel and related taxes...................	12.3%	22.4%	(10.1)
Aircraft rentals........................................	7.2%	19.6%	(12.4)
Maintenance, materials and repairs...........	18.4%	11.9%	6.5
Other rentals and landing fees..................	8.6%	7.5%	1.1
Ground handling......................................	2.2%	5.6%	(3.4)
Outside services.....................................	3.2%	2.5%	0.7
Marketing and distribution........................	0.7%	1.9%	(1.2)
Depreciation and amortization..................	2.6%	1.5%	1.1
Special charges......................................	8.1%	0.0%	8.1
Other operating expenses........................	10.3%	9.7%	0.6

            Aircraft fuel and related taxes decreased 67.4% primarily due to new terms under the amended Continental CPA which became effective July 1, 2008.  Prior to July 1, 2008, our fuel price, including related fuel taxes, was capped at 71.20 cents per gallon under the original Continental CPA.  Under the amended Continental CPA, Continental is responsible for the cost of providing fuel for all aircraft covered by the amended Continental CPA and, therefore, the related expense is no longer included in our statements of operations.  The average price of our fuel, including related fuel taxes, for our operations outside of the amended Continental CPA was $3.14 per gallon.

            Aircraft rentals decreased 78.2% primarily due to new terms under the amended Continental CPA which became effective July 1, 2008.  Under the amended Continental CPA, Continental is responsible for paying aircraft rent for all aircraft under that arrangement and, therefore, the related expense is no longer included in our statements of operations.  In addition, lease payments for the 30 aircraft operating outside of the amended Continental CPA are contracted at significantly lower rates than the current lease obligations.

            Maintenance, materials and repairsincreased as a percentage of total revenue due to the significant reduction in revenues recognized under the terms of the amended Continental CPA that went into effect July 1, 2008.

            Ground Handling decreased 76.4% primarily due to new terms under the amended Continental CPA which became effective July 1, 2008.  Under the amended Continental CPA, Continental is responsible for the station expenditures directly.  These costs no longer pass through our financials with subsequent reimbursement from Continental.  In addition, under the amended Continental CPA, Continental is responsible for the cost of providing fueling services for all aircraft covered by the amended Continental CPA and, therefore, the related ground handling and aircraft servicing expense is no longer included in our statements of operations.

            Marketing and Distribution decreased 78.6% primarily due to the suspension of flying under our ExpressJet brand and Delta pro-rate arrangement effective September 2, 2008.  All marketing and distribution cost for aircraft operating within the Continental CPA is incurred by Continental.

            Special charges  increased $21.2 million primarily due to the suspension of flying under our branded commercial passenger flight operations and our capacity purchase and pro-rate agreements with Delta Airlines in September 2008.  In connection with these capacity reductions and the transition of up to 39 aircraft back to Continental, we incurred special charges of $21.2 million related to aircraft, employee reductions and certain other charges.

            Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the three months ended September 30, 2008 to the three months ended September 30, 2007.

	For the three months ended September 30,
	2008	2007

	Total Revenue %	Total Revenue %	Increase / (Decrease)

Gain due to fair value adjustment................	10.6%	0.0%	10.6
Settlement of fuel contracts.......................	8.8%	0.0%	8.8
Interest expense.......................................	(1.5%)	(0.5%)	(1.0)
Interest income.........................................	0.5%	0.9%	(0.4)
Capitalized interest...................................	0.1%	0.1%	0.0
Equity investment loss..............................	0.0%	(0.1%)	0.1
Other, net.................................................	(0.1%)	0.0%	(0.1)

            The following explanations are related to changes between the three months ended September 30, 2008 to the same period in 2007.

            Gain due to fair value adjustment was $27.8 million as we recorded, in accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments,” our $68.5 million convertible notes to a fair value of $40.7 million, net of a fair value adjustment that was recorded as a non-recurring gain under non-operating income for the third quarter.

            Settlement of Fuel Contracts was $23.1 million as we recorded the sale of our fixed forward purchase contracts for periods subsequent to September 2, 2008.

            Income Taxes  increased during the 3rd quarter due to our recording of a $6.9 million valuation allowance for certain deferred tax assets related to capital gains and state tax net operating losses as it was concluded more likely than not that adequate income would not be generated to utilize these deferred tax assets based on their characterization.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

            Operating Revenue and Segment Profit / (Loss)

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from the nine months ended September 30, 2008 to the same period in 2007.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Nine Months Ended September 30,

	2008	Total Revenue %	2007	Total Revenue %	Increase / (Decrease)	Change %

Revenue from customers:...................
Contract Flying...................................	$908,348	78.5%	$1,127,079	90.2%	$(218,731)	(19.4%)
Branded Flying...................................	221,258	19.1%	103,762	8.3%	117,496	113.2%
Aviation Services..............................	32,770	2.8%	24,771	2.0%	7,999	32.3%
Eliminations........................................	(4,706)	(0.4%)	(6,065)	(0.5%)	1,359	(22.4%)
Total Revenue from customers...........	1,157,670	100.0%	1,249,547	100.0%	(91,877)	(7.4%)

Contract Flying...................................	679,897	58.7%	861,359	68.9%	(181,462)	(21.1%)
Branded Flying...................................	289,480	25.0%	179,805	14.4%	109,675	61.0%
Aviation Services..............................	16,827	1.5%	19,993	1.6%	(3,166)	(15.8%)
Eliminations........................................	(4,706)	(0.4%)	(6,065)	(0.5%)	1,359	(22.4%)
Total Direct segment costs..................	981,498	84.8%	1,055,092	84.4%	(73,594)	(7.0%)

Segment profit.....................................	176,172	15.2%	194,455	15.6%	(18,283)	(9.4%)
Shared special charges......................	(43,307)		—
Other shared expenses, including transition costs..................................	(240,607)		(259,500)
Gain due to fair value adjustment........	27,785		—
Settlement of fuel contracts................	23,149		—
Impairment charges on investments.......................................	(18,892)		—
Interest expense..................................	(8,719)		(5,904)
Interest income....................................	5,891		13,442
Other....................................................	441		(933)
Consolidated loss before income taxes.....................................	(78,087)		(58,440)

            The table below (in thousands, except percentage data) sets forth the segment profit (loss) for the nine months ended September 30, 2008 and September 30, 2007 for each segment.

	Contract Flying		Branded Flying		Aviation Services

	2008	Total Revenue %	2008	Total Revenue %	2008	Total Revenue %

Revenue from customers:...........	$908,348	100.0%	$221,258	100.0%	$32,770	100.0%
Direct segment costs:..................	679,897	74.8%	289,480	130.8%	16,827	51.3%
Segment profit (loss) before special (charges) gains...	228,451	25.2%	(68,222)	(30.8%)	15,943	48.7%

	Contract Flying		Branded Flying		Aviation Services

	2007	Total Revenue %	2007	Total Revenue %	2007	Total Revenue %

Revenue from customers:.....	$1,127,079	100.0%	$103,762	100.0%	$24,771	100.0%
Direct segment costs:.............	861,359	76.4%	179,805	173.3%	19,993	80.7%
Segment profit (loss)..............	265,720	23.6%	(76,043)	(73.3%)	4,778	19.3%

            Contract Flying.   The decrease in operating revenue and expenses within our Contract Flying segment is primarily due to new terms under the amended Continental CPA which became effective July 1, 2008.  Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly and was based on a formula designed to provide Airlines with a target operating margin of 10%.  The amended agreement provides payments to us at a pre-determined rate based on block hours flown that are considerably lower than the rates under the original agreement.  Likewise, under the amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the amended Continental CPA and, therefore, these items are not included in our statements of operations for the three month period ended September 30, 2008 and thereafter.  In addition, Delta and ExpressJet mutually agreed in July 2008 to terminate their CPA effective September 2, 2008.

            Branded Flying.  The increase in operating revenue and expenses within our Branded Flying segment for the nine months ended September 30, 2008 when compared to the same period in 2007 segment is primarily due to the number of months operations were active.  We began operations within our Branded Flying segment primarily on April 2, 2007; however, we suspended flying within this same segment effective September 2, 2008.  Although our load factor within this segment increased to 69.1% in 2008 from 52.8% in 2007, we reduced capacity due to unprecedented high fuel costs and other challenges facing the industry.

            Aviation Services.   For the nine months ended September 30, 2008, Aviation Services had a segment profit margin of 48.7%, up from 19.3% for the nine months ended September 30, 2007, due primarily to additional ground handling contracts secured at more favorable rates than in 2007.

            Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

	For the nine months ended September 30,
	2008	2007

	Total Revenue %	Total Revenue %	Increase/ (Decrease)

Wages, salaries, and related costs........	27.8%	26.0%	1.8
Aircraft fuel and related taxes................	19.5%	18.1%	1.4
Aircraft rentals.....................................	16.6%	20.6%	(4.0)
Maintenance, materials and repairs.......	13.9%	12.2%	1.7
Other rentals and landing fees...............	7.0%	7.3%	(0.3)
Ground handling...................................	5.0%	5.8%	(0.8)
Outside services..................................	3.6%	3.5%	0.1
Marketing and distribution.....................	2.2%	1.5%	0.7
Depreciation and amortization...............	2.1%	1.5%	0.6
Impairment of fixed assets and goodwill.	1.8%	0.0%	1.8
Special charges...................................	1.9%	0.0%	1.9
Other operating expenses.....................	7.9%	8.7%	(0.8)

            The following explanations are related to changes between the nine months ended September 30, 2008 to the same period in 2007.

            Aircraft rentals decreased 25.2% primarily due to new terms under the amended Continental CPA which became effective July 1, 2008.  Under the amended Continental CPA, Continental is responsible for paying aircraft rent for all aircraft under that arrangement and, therefore, the related expense is no longer included in our statements of operations.  In addition, lease payments for the 30 aircraft operating outside of the amended Continental CPA are contracted at significantly lower rates than the current lease obligations.

            Ground Handling decreased 20.8% primarily due to new terms under the amended Continental CPA which became effective July 1, 2008.  Under the amended Continental CPA, Continental is responsible for ground handling for all Continental managed stations.   In addition, under the amended Continental CPA, Continental is responsible for the cost of providing fueling services for all aircraft covered by the amended Continental CPA and, therefore, the related ground handling and aircraft servicing expense is no longer included in our statements of operations.

            Marketing and Distribution increased 38.5% primarily due to increased Advertising & Promotion expense during the first two quarters of 2008 related to our operations outside of the Continental CPA.  Additionally, the increase was driven by the number of months operations outside of the continental CPA were active.  We began operations within our Branded Flying segment primarily on April 2, 2007; however, we suspended flying within this same segment effective September 2, 2008.  All marketing and distribution cost for aircraft operating within the Continental CPA is incurred by Continental.

            Impairment charges on fixed assets and goodwill increased $21.4 million primarily due to a $12.8 million non-cash impairment of goodwill related to the original Continental CPA, an $8.6 million non-cash impairment to write-off certain capital assets, primarily non-moveable equipment, building and aircraft improvements (associated with our Branded Flying Segment.  Similar impairment charges did not occur during the nine months ended September 30, 2007.

            Special charges increased $21.9 million primarily due to the suspension of flying under our branded commercial passenger flight operations and our capacity purchase and pro-rate agreements with Delta Airlines in September 2008.  In connection with these capacity reductions and the transition of up to 39 aircraft back to Continental, we incurred special charges of $21.2 million related to aircraft, employee reductions and certain other charges in addition to a $0.7 million non-cash charge related to previously disputed base closure costs associated with the original Continental CPA

            Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the nine months ended September 30, 2008 to the nine months ended September 30, 2007.

	For the nine months ended September 30,
	2008	2007

	Total Revenue %	Total Revenue %	Increase / (Decrease)

Gain due to fair value adjustment............	2.4%	0.0%	2.4
Settlement of fuel contracts...................	2.0%	0.0%	2.0
Impairment charges on investments........	(1.6%)	0.0%	(1.6)
Interest expense...................................	(0.8%)	(0.5%)	(0.3)
Interest income.....................................	0.4%	1.0%	(0.6)
Capitalized interest...............................	0.1%	0.1%	0.0
Equity investment loss..........................	(0.1%)	(0.1%)	0.0
Other, net............................................	0.1%	0.0%	0.1

            The following explanations are related to changes between the nine months ended September 30, 2008 to the same period in 2007.

            Gain due to fair value adjustment was $27.8 million as we recorded, in accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments,” our $68.5 million convertible notes to a fair value of $40.7 million, net of a fair value adjustment that was recorded as a non-recurring gain under non-operating income for the third quarter.

            Settlement of fuel contracts was $23.1 million as we recorded the sale of our fixed forward purchase contracts for periods subsequent to September 2, 2008.

            Impairment charge on investments  increased $18.9 million due to an other-than-temporary decline in the value of our ARS of $13.7 recorded in the first quarter of 2008 in addition to a $5.2 million charge to impair our remaining investment in Wing.  See Note 1 – “Summary of Significant Accounting Policies” for further information on our ARS.

            Income Taxesincreased during the 3rd quarter due to our recording of a $6.9 million valuation allowance for certain deferred tax assets related to capital gains and state tax net operating losses as it was concluded more likely than not that adequate income would not be generated to utilize these deferred tax assets based on their characterization.

Certain Operational Information

The following statistical information for the periods indicated is helpful in understanding our financial results:

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES PRELIMINARY STATISTICS

Three Months Ended September 30, 2008	Contract (1)	Branded (2)	System (3)

Revenue Passenger Miles (RPM) (millions)....	2,046	367	2,439
Available Seat Miles (ASM) (millions).............	2,684	455	3,164
Passenger Load Factor................................	76.2%	80.7%	77.1%
Block Hours................................................	176,912	26,386	204,810
Departures..................................................	93,434	14,115	108,520
Average Price per Gallon of Fuel, including fuel taxes (dollars)......................................	$2.79	$3.10	$3.15
Fuel Gallons Consumed (000).......................	3	9,660	10,230
Stage Length (miles)....................................	590	648	597

Nine Months Ended September 30, 2008	Contract (1)	Branded (2)	System (3)

Revenue Passenger Miles (RPM) (millions)....	6,312	1,368	7,742
Available Seat Miles (ASM) (millions).............	8,114	1,979	10,195
Passenger Load Factor................................	77.8%	69.1%	75.9%
Block Hours................................................	548,457	115,003	669,943
Departures..................................................	286,563	59,907	350,685
Average Price per Gallon of Fuel, including fuel taxes (dollars)......................................	$0.76	$2.88	$1.31
Fuel Gallons Consumed (000).......................	129,021	41,715	172,784
Stage Length (miles)....................................	583	663	596

(1)	Excludes charter operations as statistics on charter aircraft do not provide meaningful load factor data due to the fact that pricing is based on cost versus expected passenger count.
(2)	Operations commenced April 2, 2007 and July 1, 2007.
(3)	Consolidated operations.

Future Costs

            Even after successful implementation of our cost saving initiatives which include headcount reductions, wage concessions and third-party vendor concessions, we need to remain committed to providing competitively priced services by controlling our costs.  We believe that our costs may still increase in the future due to:

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

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            At September 30, 2008, our available liquidity, including restricted and unrestricted cash, and our ARS, was $145.3 million.  Our primary source of liquidity is cash flow provided from our operations.  For the nine months ended September 30, 2008 and 2007, our operations (used) / provided ($44.4) million and $2.8 million, respectively.  As of September 30, 2008 and December 31, 2007, we had $24.7 million and $24.8 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights, letters of credit, and holdbacks required under our credit card processing agreements.

            For the nine months ended September 30, 2008 and 2007, we spent $9.1 million and $43.8 million, respectively, on capital expenditures.  The majority of the expenditures for 2007 were spent on flight and ground equipment to support our fleet deliveries and the increase in our flight schedules under the amended Continental CPA.  We anticipate capital expenditures for the remainder of 2008 to be approximately $2.0 million primarily related to technology for our charter operation and flight equipment.

            In light of the amended Continental CPA, aircraft withdrawals, dramatically lower utilization, dramatically lower block hour rates, our diminished stock price and the potential increases in the price of fuel, we believe cost restructuring and cash preservation is crucial to sustain our liquidity and meet our financial obligations through the third quarter of 2009.  Additional cost savings initiatives are essential at this time to maintain an appropriate operating margin and preserve our cash.  Our proposed initiatives needed to contribute toward these goals include, but not limited to, reduction-in-force, wage and benefit concessions, third-party vendor concessions, reduction in capital expenditures, borrowing against or liquidating our ARS and selling our unencumbered assets.

            Our 2008 cash flows as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•	$37.8 million tax refund for prior year loss carryback provisions, received in June 2008;
•

$23.1 million, of which approximately $21 million was received in the 3rd quarter of 2008 non-operating gain from the monetization of fuel fixed forward contracts subsequent to capacity reductions in September 2008;

•	$11.7 million in sales of unencumbered assets; and
•	$4.0 million in purchase deposits previously held by our fuel vendor was refunded in October 2008.

            We believe that our existing liquidity and projected 2008 cash flows, including the incremental sources of liquidity described above and implementation of cost saving initiatives, if needed, will be sufficient to fund current operations and our financial obligations through the twelve months ending September 30, 2009.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

Debt

            We did not enter into any new financing transactions in the nine months ended September 30, 2008.  As of September 30, 2008, long-term debt, including current maturities, totaled $52.6 million, which consisted of the 11.25% convertible notes and the secured debt owed to Export Development Canada, (“EDC”).

            In July 2008, we commenced our repurchase offer for $128.2 million aggregate principal amount of our 4.25% Convertible Notes due 2023 and provided written notice to the trustee of our intention to pay the repurchase price wholly in shares of our common stock. On August 1, 2008 we satisfied $59.7 million in aggregate principal of outstanding notes that had been validly tendered through the issuance of 16.4 million shares (reverse split adjusted) of our common stock.  Following the completion of the tender offer in August 2008 of our then 4.25% Convertible Notes due 2023, $68.5 million aggregate principal of our convertible notes remains outstanding.  Additionally, as provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023.  In accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments,” we accounted for this exchange as an extinguishment of debt, since the net present value of the cash flows under the exchanged terms was more than 10% of the net present value of the cash flows under the terms of the original instrument.  As required by accounting rules, we recorded the convertible notes to a fair value of $40.7 million, net of a fair value adjustment of $27.8 million that will be amortized over the life of the new instrument up to the first date at which we may be required to repurchase the notes in August 2011.  Such adjustment was recorded as a non-recurring gain under non-operating income for the third quarter.  The net balance of the 11.25% Convertible Secured Notes as of September 30, 2008 was $42.2 million.

            Other than our 11.25% Convertible Secured Notes due 2023, we do not have any material long-term borrowings or available lines of credit.  Pursuant to the terms of the amended indenture governing the convertible notes outstanding, we granted a security interest on certain of our property including spare parts and spare aircraft engines.  In granting the security interest, we agreed that we will not as of any fiscal year end permit the aggregate outstanding principal amount of the Notes divided by the fair market value of the pledged collateral to be greater than certain percentages.  If such collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents as security for the notes.

Purchase Commitments and Contingencies

            As of September 30, 2008, we had options for 50 ERJ-145XR aircraft that may be exercised for an ERJ-145 or similar aircraft.  We retain the right to exercise these option aircraft and fly them for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

            Credit Card Holdbacks.  The level of credit card holdback under the agreement with our Visa and MasterCard processors is subject to adjustments based on specific financial triggers that require, among other things, that we maintain certain financial ratios and levels of operating income and unrestricted cash.  This holdback, which is included in restricted cash in our consolidated balance sheet, totaled approximately $3.3 million and $4.9 million as of September 30, 2008 and December 31, 2007, respectively.  The funds held back bear interest and will be made available to us as our liability to past customers diminishes.

            Under our American Express credit card processing agreement, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our consolidated balance sheets, totaled approximately $0.4 million and $3.6 million as of September 30, 2008 and December 31, 2007, respectively.  The funds held back by American Express bear interest and are subsequently made available to us as our liability to past customers diminishes.

            As of September 30, 2008, we included $0.6 million in restricted cash on our consolidated balance sheet for credit card holdbacks under our processing agreement with Discover.  The funds held back bear interest and will be made available to us as our liability to past customers diminishes.

            We believe that substantially all of the restricted cash associated with the credit card holdbacks will be reclassed to unrestricted cash during the 4th quarter of 2008.

            Aircraft, Simulator and Spare Engine Leases.  As of September 30, 2008, we had significant lease and sublease obligations for aircraft, a simulator and spare engines that are classified as operating leases, which are not reflected as assets or liabilities on our balance sheet.  These leases expire between 2013 and 2022.  As of September 30, 2008, our expected total minimum rental expense for the full year 2008 under current and future firm order aircraft, simulator operating leases and spare engine operating leases is  $201.4 million, net of deferred credits amortized through September 30, 2008.  Approximately $7.3 million represents the incremental increase of 200 basis points on the 69 aircraft released from the original Continental CPA. As defined in the amended Continental CPA that went into effect July 1, 2008, Continental will bear all the rent expense for aircraft operating within that arrangement.  For the 30 aircraft retained outside of the amended Continental CPA, we incur rent expense at reduced rental rates.  As of September 30, 2008, our expected total 2008 minimum rental expense for the 30 aircraft retained outside of the amended Continental CPA is approximately $10.9 million.  A substantial portion of our aircraft is leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  Pursuant to the terms of the amended indenture governing our 11.25% Convertible Secured Notes due 2023, we granted a security interest on certain of our property including spare parts and spare aircraft engines.  We agreed that if certain collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

            We have been and are subject to market risks, including commodity price risk, such as aircraft fuel prices, and interest rate risk.  See the Notes to Consolidated Financial Statements included in our 2007 10-K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Prior to July 1, 2008, Continental provided all of our aircraft fuel needs for the aircraft covered by the original Continental CPA, and we incurred fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  As a result, our cost of fuel was 71.2 cents per gallon for the six months ended June 30, 2008 and the nine months ended September 30, 2007.  Under the amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and, therefore, effective July 1, 2008, fuel expense is no longer included in our statements of operations for aircraft flying within this arrangement.

            Branded Flying operations were significantly impacted by changes in the price and availability of aircraft fuel.  Efforts to reduce our exposure to increases in the price and availability of aviation fuel consisted of the utilization of forward-purchase contracts at fixed prices and fuel tankering, where feasible.  Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a stated price, limiting our exposure to market volatility.  Upon the decision to suspend operations for Airlines’ Branded Flying on July 8, 2008, we sold our fixed forward purchase contracts for periods subsequent to September 2, 2008, which resulted in a non-operating gain of approximately $23 million.  To date, we have received approximately $21 million in cash from World Fuel Services with the remaining $2 million held in deposit for future fuel purchases within our Corporate Aviation division.  The funds held in deposit by World Fuel Services earn interest.

            For the nine months ended September 30, 2008, Airlines’ consolidated fuel cost, including related fuel taxes, was $1.31 per gallon.  This results from over 75% of our fuel consumption being capped at a lower rate per gallon within our agreements with Continental.

Interest Rates

            We have potential interest rate exposure with respect to our loan agreement with EDC, which bears interest at the six-month LIBOR plus 1.75% per annum.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, any additional amounts incurred in interest expense for the nine months ended September 30, 2008 and 2007 would not be material.

            As of September 30, 2008 and December 31, 2007, we estimated the fair value of our $68.5 million and $134.7 million (carrying values) convertible notes to be $40.7 million and $130.7 million, respectively, based upon the average of market trading activity for the convertible notes subsequent to the exchange in August 2008.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including general investor behavior, industry specific risks and interest rate risks.  Holders of this debt had the right to require that we repurchase their notes on August 1, 2008.  On that date we satisfied $59.7 million in aggregate principal of outstanding notes that had been validly tendered. Following the completion of the tender offer, $68.5 million aggregate principal of our then 4.25% Convertible Notes due 2023 remains outstanding.  Additionally, as provided in the amended indenture governing the notes, the coupon associated with the notes increased from 4.25% to 11.25% which results in an approximate $2.3 million increase in interest expense on an annual basis.  In accordance with EITF 96-19, we recorded a fair value adjustment of $27.8 million to reflect the $68.5 million aggregate principal of our convertible notes at their fair market value of $40.7 million.  The $27.8 million fair value adjustment will be accreted to interest expense until the first available repurchase date on August 1, 2011 in conjunction with $2.0 million of capitalized fees associated with the convertible debt refinancing.  This will result in an additional $9.9 million in interest expense on an annual basis.

Item 4.  Controls and Procedures.

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of September 30, 2008; however, the transition in our business model caused us to make several material changes in our internal controls over financial reporting during the 3rd quarter of 2008.  We removed certain internal controls related to our suspended operations and added new controls where appropriate.  In addition, our corporate restructurings included an approximate 25% reduction in force in the finance and accounting departments.  As such, the performance of many of our internal controls over financial reporting were reassigned to new or different personnel.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

               None.

Item 1A. Risk Factors.

            A significant percentage of our common stock outstanding is held by a small number of institutional stockholders.  These institutional stockholders will be able to exert significant control over the election of our Board of Directors and the management of our business and their interests may differ from those of our other stockholders.

            As reported in their filings with the Securities and Exchange Commission, four large, institutional investors currently own or control a significant amount of our common stock, which is approaching 50% of the total number of shares of common stock outstanding.  By virtue of the number of shares they control, these stockholders may be able to elect members to our board of directors, significantly influence or control our management and affairs, and cause or prevent corporate transactions such as mergers, consolidation or the sale of all or substantially all of our assets.  The interests of these institutional investors may differ from that of other stockholders, with the result that the institutional investors may cause us to change our business strategy or objectives in ways that may not be viewed favorably by our strategic partners or other stockholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

            In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the board authorized the inclusion of our 4.25% (now 11.25%) Convertible Secured Notes due 2023 within the previously announced $30 million program.  We did not repurchase any of our convertible notes during the quarter ended September 30, 2008, however, we did repurchase 1.1 million shares (reverse split adjusted) of our common stock.  As of September 30, 2008, we had a balance of $5.0 million remaining within the program for additional purchases.  As discussed In Note 5 – “Earnings / (Loss) Per Share”, stockholders approved to effect a one-for-ten reverse split of our common stock.  All information in the following table has been adjusted to reflect the Reverse Split.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)(3)

July 1 to July 31, 2008.............................	2,546	$3.09	—	$15.8
August 1 to August 31, 2008....................	2,203	$2.23	—	$15.5
September 1 to September 30, 2008.........	1,187	$2.01	1,057,710	$13.5

Total.......................................................	5,936	$2.56	1,057,710	5.0	(4)

(1)	Shares shown were withheld to satisfy individual employee tax obligations arising upon the vesting of restricted stock awards and do not count against our securities repurchase program.
(2)	Amounts shown relate to shares of our common stock repurchased within our securities repurchase program.
(3)	Amounts shown reflect the remaining balance available for repurchases of our common stock within our securities repurchase program.
(4)	Amounts shown reflect repurchases of $16.5 million of our common stock and $8.5 million of our convertible notes included within our securities repurchase program.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Submission of Matters to a Vote of Security Holders.

            On June 30, 2008, we held a special meeting of the stockholders of the company to vote on two proposals.  Proposal (1) for the approval of the issuance of such number of shares of our common stock as may be reasonably necessary to repurchase all of our outstanding 4.25% Convertible Notes due 2023 was approved with 33,528,340 votes “For,” 2,917,625 votes “Against,” 51,380 abstentions and zero broker non-votes.  Proposal (2) for the approval of an amendment to our certificate of incorporation to increase the authorized number of shares of common stock from 200 million to 400 million shares was approved with 32,328,694 votes “For,” 4,119,037 votes “Against,” 49,614 abstentions and zero broker non-votes.

            On October 1, 2008, we held a special meeting of the stockholders of the company to vote on a proposal to effect a one-for-ten reverse split of the Company’s par value $0.01 common stock and to reduce the number of authorized shares of the Company’s common stock from 400,000,000 to 150,000,000.  The proposal was approved with 172,669,620 votes “For,” 6,954,225 votes “Against,” 85,623 abstentions and zero broker non-votes.

Item 5.  Other Information.

               None.

Item 6.  Exhibits.

3.1	Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated July 1, 2008 and Certificate of Amendment dated October 1, 2008. (1)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007, File No. 1-31300).
10.1

First Amendment to the Second Amended and Restated Capacity Purchase Agreement among Continental Airlines, Inc., ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc., dated as of August 29, 2008. (1)   *

10.2	Employment Agreement of LamPhung Ngo-Burns, dated September 11, 2008. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(2)
32.2	Section 1350 Certification by Chief Financial Officer.(2)

(1) Filed herewith.
(2) Furnished herewith.

*The Company has applied to the Securities and Exchange Commission for confidential treatment for portions of the exhibit.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: November 12, 2008	/s/Phung Ngo-Burns
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2008	/s/Robert Bickmore
Robert Bickmore Senior Director and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS
OF
EXPRESSJET HOLDINGS, INC.

3.1	Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated July 1, 2008 and Certificate of Amendment dated October 1, 2008. (1)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007, File No. 1-31300).
10.1

First Amendment to the Second Amended and Restated Capacity Purchase Agreement among Continental Airlines, Inc., ExpressJet Holdings, Inc., XJT Holdings, Inc. and ExpressJet Airlines, Inc., dated as of August 29, 2008. (1)   *

10.2	Employment Agreement of LamPhung Ngo-Burns, dated September 11, 2008. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(2)
32.2	Section 1350 Certification by Chief Financial Officer.(2)

(1) Filed herewith.
(2) Furnished herewith.

*The Company has applied to the Securities and Exchange Commission for confidential treatment for portions of the exhibit.