Form 10-K
period 2008-12-31
EXPRESSJET HOLDINGS INC
filed 2009-03-03
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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

            Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or by such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes      [  ] No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K (§ 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   [  ] Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer   [X] Smaller reporting company

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ] Yes     [X] No

            The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $25.9 million as of June 30, 2008.

            As of February 27, 2009, 17,592,627 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

            Information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2008.

Forward-Looking Statements

            This report contains forward-looking statements.  Statements in the "Business,” “Risk Factors,” "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" sections of this report, together with other statements including words such as "believes," "intends," "plans," "anticipates, “estimates," "projects," "expects" or similar expressions represent forward-looking statements that are based on our expectations in light of facts known by management on the date this report was filed with the Securities and Exchange Commission (“SEC”).  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  The five key areas of the known risks that could significantly impact our revenues, operating results and capacity include:

•	our operations for Continental Airlines (“Continental”) as Continental Express pursuant to a capacity purchase agreement (the “Continental CPA”) may no longer be profitable;
•	our charter operation and other aviation services may affect our ability to operate profitably;
•	our covenants under the amended indentures of our convertible notes and the profile of our current shareholders;
•	rising costs, the global economic recession and the highly competitive nature of the airline industry; and
•	regulations, including listing regulations for publicly-traded companies, and other factors.

            For further discussions of these risks and others, please see "Item 1A - Risk Factors."  The statements in this report are made as of March 2, 2009, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

            ExpressJet Holdings, Inc. (“Holdings”) is engaged in the business of transporting people.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with Holdings, as “ExpressJet”, “Company”, “we” or “us”).  Airlines currently operates a fleet of 244 aircraft.  As of December 31, 2008, our fleet was assigned as follows:

•	214 aircraft operating for Continental as Continental Express pursuant to the Continental CPA; and
•	30 aircraft operating in our Corporate Aviation division, which is dedicated to charter contracts and ad-hoc charter service.

            Our primary business is flying 244 aircraft under contractual arrangements for network carriers and entities desiring cost-effective and fully customizable group travel.  During 2008, we dramatically reshaped our business to adapt to unprecedentedly high fuel costs, recessions in the global economy, reductions in air-travel capacity, and other uncertainties facing the regional airlines.  We completed most of our transition to the contractually-arranged flying during the fourth quarter ending December 31, 2008.  Additionally, we strengthened our balance sheet through the completion of the refinancing of our convertible debt, reducing the debt from $134.7 million as of December 31, 2007 to $60.8 million as of December 31, 2008.  We stabilized the use of operating cash as a result of the suspension of our Branded Flying (defined below) operations.   Furthermore, we mutually agreed with Delta Air Lines (“Delta”) to suspend our capacity purchase agreement (the “Delta CPA”) and pro-rate flying arrangement  (the “Delta Prorate”) effective September 2, 2008.  With the suspension of these flying operations, we anticipate generating cash from our contractual arrangements with Continental and our Corporate Aviation division.

            We also provide aviation services, such as ground-handling at airport locations across the United States, as well as aircraft repair, overhaul, interior refurbishments and paint, through our three wholly owned subsidiaries, which include ExpressJet Services, LLC (“ExpressJet Services”), American Composites, LLC (“American Composites”) and InTech Aerospace Services, LP (“InTech”) and our and majority owned subsidiary, Saltillo Jet Center (“Saltillo”).  During the first half of 2007, we rebranded American Composites, InTech and Saltillo so that each now goes under the “ExpressJet Services” trade name.  These entities are collectively referred to herein as “Services.”

            Holdings was incorporated in Delaware in August 1996.  Airlines is one of the largest regional airlines in the world, based on 2008 available seat miles, number of regional jets and passengers transported.

            We compete with a number of regional airlines for the service we provide to other airlines.  We believe that our continuing success depends on our ability to provide our charter customers and Continental outstanding operational performance and exceptional customer service while effectively managing costs.  Our ability to do this depends on over 5,400 employees executing efficiently on a daily basis.  Being successful will allow us to improve our competitive position and provide value to our stockholders.

Our Business Segments

            Business Segments as of December 2008

            For the year ended December 31, 2008 and prior, ExpressJet had three reportable segments which are the basis of our internal financial reporting: Contract Flying, Branded Flying and Aviation Services.

            Contract Flying includes our Corporate Aviation (charter) division and our capacity purchase agreements with Continental and Delta.  Under Contract Flying, revenues are contractually determined, eliminating our exposure to fluctuations in fuel prices, fare competition and passenger volumes.  Under these arrangements, our partners bear the revenue risk and cost of marketing and distribution on our aircraft while we are responsible for the operation and maintenance of the aircraft.

            Branded Flying includes operations under the ExpressJet brand and the Delta Prorate.  Revenues for this flying were derived from passengers flying on scheduled air service.  We were responsible for local market pricing, scheduling and revenue management, and the operation and maintenance of the aircraft.  Our flying under the Delta Prorate provided us with a prorated portion of the airfare plus an incentive for passengers connecting onto Delta's network.  In September 2008 we suspended Branded Flying in response to high fuel costs and falling demand.

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

Our Products and Services

            Prior to 2007, virtually all of our revenue came from the Continental CPA and our entire fleet of 274 aircraft was flown in support of Continental’s network.  In recent years, our products and services were focused on delivering cost-effective and reliable travel experience across the various business platforms for all of our customers.  The result was an infrastructure that afforded us the ability to:

•	continue our capacity purchase flying with Continental;
•	develop our own brand through scheduled flying as ExpressJet Airlines;
•	commence capacity purchase and prorate flying for Delta;
•	establish a niche in the corporate and ad-hoc charter service market; and
•	broaden the scope of our maintenance and ground handling capabilities.

            During the last half of 2008, due to external factors beyond our controls, this same infrastructure afforded us the ability to reshape our products and services.  We suspended our Branded Flying operations, focused on Contract Flying and reduced the number of aircraft in our fleet from 274 at the beginning of 2008 to 244 by the end of 2008.

            Our transition continues in 2009 as we seek additional opportunities to provide unique group travel experiences and to further leverage our capabilities with the increasing number of aircraft dedicated to contractual flying outside of the Continental CPA.  This is a dynamic process and will remain so for the foreseeable future as we seek to optimize revenue generation from our assets.

            Contract Flying

            As of December 31, 2008, we averaged over 950 daily Contract Flying flights, offering passenger service to over 130 scheduled destinations in North America, including Mexico as well as the Caribbean.  We generated $1.1 billion of revenue (80.3% of our total consolidated revenue) in this segment.

            Continental Capacity Purchase and Other Agreements

            A significant portion of our revenue and cash flows is attributable to the Continental CPA.  Under the Continental CPA, Airlines operates flights on behalf of Continental as Continental Express.  Continental controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.  For a detailed discussion of the Continental CPA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - - Contract Flying – Continental CPA of this report.”

            Delta CPA

            During 2008, we averaged over 35 daily departures and offered scheduled passenger service to over 20 destinations in North America under the Delta CPA.  We generated $43.8 million of revenue during 2008 from this arrangement.

            The Delta CPA was scheduled to end on the second anniversary of each aircraft’s in-service date (June 2009); however, Delta and ExpressJet mutually agreed in July 2008 to suspend this agreement effective September 2, 2008.  Delta agreed to compensate us in August 2008 for costs incurred as a result of the early termination.  On October 2, 2008, we transitioned the 10 aircraft previously operating within the Delta CPA back to our current fleet.

            Corporate Aviation

            We expanded our Corporate Aviation division to 30 aircraft.  These aircraft are now dedicated to existing and new long-term agreements and ad-hoc charter service arrangements.  Our Corporate Aviation division continues to focus on corporate shuttles, entertainment / sports, and government businesses.  As of December 31, 2008, our Corporate Aviation division has contracted with seven customers with long-term agreements spanning the next 12 months.  Certain Corporate Aviation customers typically prepay deposits for flights based on a percentage of estimated charges to be incurred.  These prepayments are held in escrow and recorded as restricted cash and deferred revenue until the flights are completed.  At that time we recognize the associated revenue and release the funds from escrow into our cash account.

            Corporate Aviation’s goal is to provide group travelers a comfortable, cost-effective and fully customizable travel experience that is unmatched by our competitors.  Additionally, our objective is to make jet charter the ultimate and most satisfying solution to getting people where they need to be.  We are providing such travel solutions to corporations, including other air carriers from time to time, collegiate athletic departments, sports franchises, government entities, hospitality companies and others.  Our pricing structure is based on a contracted fee plus reconciliation payments for uncontrollable costs (including items such as fuel and deicing) for the full amount from which actual costs differ from estimates.

            The aircraft are flown under Airlines’ operating certificate issued by the Federal Aviation Administration (the “FAA”).

            We understand that every group travel situation is different.  Therefore, we have reconfigured our aircraft and are currently offering two different seat-configurations on our Corporate Aviation division fleet.

•	Our 41-seat passenger jet provides additional space for the customer. The seats in this configuration provide a 38-inch pitch, which is equivalent to a first class seat in a Boeing 737-800.
•	Our 50-seat passenger jet allows for larger groups, which helps maximize travel efficiency.

            All of our seats are leather, memory foam cushioned seats and include XM Satellite Radio with over 100 channels of audio entertainment.  In addition to our basic amenities (such as providing blankets to each passenger and standard catering) customized flight service options give customers an opportunity to create a unique flight experience.

            We generated $39.8 million in revenue as of December 31, 2008, and anticipate that revenues will continue to grow in this division as we continue to establish long-term relationships which should result in greater predictability in this operation.

            Branded Flying

            As of August 31, 2008, we averaged just under 250 daily departures by offering scheduled passenger service to over 30 destinations in North America with our ExpressJet brand and Delta Prorate operations.  Within this segment, we generated $222.0 million of revenue from January through December 2008.

            During the last half of 2008, we dramatically reshaped our business in order to adapt to the then unprecedented high fuel costs and other challenges facing the industry.  As part of the transition, we suspended our ExpressJet Flying operations.   Furthermore, we mutually agreed with Delta to terminate the Delta Prorate effective September 2, 2008.   We completed most of our transition to Contract Flying during the fourth quarter of 2008.

            Fuel

            We were fully exposed to the availability of fuel and fuel price increases during 2008 in operating aircraft in Branded Flying.  Our fuel management strategy was to enter into fixed forward price contracts with our fuel provider using a systematic method for determining the volume and the price for which to enter into the contracts for a rolling 12-month period on a quarterly basis.   For the year ended December 31, 2008, approximately 52.7% of our fuel expense was associated with our Branded Flying.

            With our transformation during the last quarter of 2008 from Branded Flying, including the terminations of our Delta CPA and prorate flying, we have also terminated our fuel fixed forward price contracts.  With the decision to suspend our Branded Flying operations, we sold our fixed forward purchase contracts for periods subsequent to September 2, 2008, which resulted in a non-operating gain of approximately $23 million.

            Under the Continental CPA and various charter agreements, we are protected from the volatility of fuel prices; however, if the unavailability of fuel caused us to cancel flights, our revenues would be reduced.  We continue to work diligently with Continental and our fuel provider to ensure that fuel is available and ready for all our flights as part of our reliability and on-time performance program.

            Aviation Services

            Revenues generated by Aviation Services totaled $43.8 million in 2008.  This segment includes our ground-handling services pursuant to contracts with Continental and other airlines at airport locations across the United States, as well as those performed by Services.  Ground-handling services include departure management, baggage handling and ticket counter services for several airlines including Continental, American Airlines, Inc. (“American Airlines”) and Allegiant Air at locations across the United States.

            Our Aviation Services segment also includes Services.  These entities are the North American partner to three major European original equipment manufacturers and provide composite, sheet metal, paint, interior (including seat refurbishment) and thrust reverser repairs throughout our five facilities in the United States and Mexico.

            As a result of the reshaping of our business, we determined that certain entities under the Services, including the real estate holdings, are non-core assets to Holdings.  Therefore, we have been pursuing the monetization of some of these non-core assets and some or a portion of such assets may be sold in 2009.

Aircraft Fleet

            Our Fleet

            We operate a fleet of 244 aircraft which includes Embraer ERJ-145 and ERJ-145XR aircraft.  The Continental CPA provides for the continued lease or sublease of our 244 Embraer regional jets.  As of December 31, 2008, 214 aircraft were operating under our Continental CPA and the remaining 30 aircraft were operating within our Corporate Aviation division.

            The operational capability of the ERJ-145 is 1,100 miles.  The ERJ-145XR, with a 1,600 mile range, continues to create potential expansion opportunities for us whether under our network or other carriers’ networks to more economically serve cities that are the right size for our aircraft.  We are currently the only operator of the ERJ-145XR in the world.  Each aircraft is equipped with advanced technology and certifications that aid our operation in challenging weather conditions and flying efficiently at higher flight altitudes.

            The aircraft dedicated to Continental offer a seamless jet service experience to Continental’s passengers.  The planes feature overhead baggage compartments, under-seat baggage storage, leather seating, lavatories, in-flight meal and beverage service capabilities and jet-bridge loading in most locations.

            Aircraft dedicated to corporate charters have redesigned seats for enhanced comfort and feature complimentary XM Satellite Radio with over 100 channels of entertainment.

            We have options for 50 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  Our next option exercise date is April 1, 2009.  If we do not exercise or extend our option as of this date, 25 options will expire.  In 2005, Continental declined the right to include any of our option aircraft in the Continental CPA; consequently, Continental is not required to participate in the financing for any option aircraft that we acquire.  We currently have no firm orders for additional aircraft.

            Maintenance of Our Aircraft

            We maintain our aircraft primarily using our own trained and FAA-certified personnel and facilities.  We perform routine maintenance in addition to the inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our facilities in Cleveland, Ohio; Houston, Texas; Knoxville, Tennessee; Ontario, California; Newark, New Jersey; Richmond, Virginia; and Shreveport, Louisiana.  We also perform line maintenance at our satellite maintenance stations.  We maintain an inventory of aircraft spare parts to ensure the reliability of our operations and utilize a computerized tracking system to increase maintenance efficiency and avoid excess inventory of spare parts.

            We have a power-by-the-hour agreement with Rolls Royce to maintain the engines on our aircraft through April 2015.  Under the agreement, we are charged a fixed rate based on flight hours incurred during a month.  The rates are subject to annual revisions based on specific labor and materials indices.  We also have power-by-the-hour agreements with other key vendors to cover various high value components and systems on the aircraft, such as auxiliary power units, avionics, environmental controls, tires, wheels and brakes.  For 2008, 71% of our maintenance, materials and repairs cost consisted of power-by-the-hour expenses.  We believe that these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected maintenance expense during the aircraft lease terms and greatly mitigate accelerating maintenance costs commonly associated with aging aircraft.

Competitors

            The airline industry is highly competitive.  ExpressJet competes principally with other regional airlines providing long-term service to legacy carriers, aircraft operators providing customized on-demand charter services, and companies who offer aircraft ground handling services.

            We are one of several competitors in the commercial airline market.  Our competitors include Chautauqua Airlines (“Chautauqua”), Mesa Airlines (“Mesa”), Mesaba Airlines, Pinnacle Airlines (“Pinnacle”), Republic Airways (“Republic”) and SkyWest Airlines (including Atlantic Southeast Airlines) (“SkyWest”).  We also compete with other airlines, such as American Eagle, Comair, Compass and Horizon Airlines, which are wholly owned subsidiaries of major airline holding companies.  One of the principal challenges for airlines operating regional jets under either fixed-fee or revenue-sharing arrangements, in addition to depending on the financial health of their partners, is the ability to maintain reliable and seamless operations with a competitive cost structure.

            Due to variations among the contracts under which regional airlines operate, cost comparisons between regional airlines are difficult.  However, we believe ExpressJet is the best operator in the industry with one of the most competitive capacity purchase agreements.  After entering into the Amended Continental CPA, we significantly cut our operating cost structure – removing $100 million (annualized) in expenses during 2008 – and continue to focus on the efficiencies of operating a single fleet type as well as utilizing technology to streamline and improve our operation.  Finally, our position as the launch customer for the ERJ-145 family and our Amended Continental CPA provides us some of the most favorable fleet financing in the industry.

            Our Corporate Aviation division competes in varying degrees with corporate aviation departments, non-scheduled aircraft operators and scheduled air carriers offering non-scheduled service.  We are the largest on-demand 41 and 50-seat aircraft operator and compete primarily with operators offering fewer seats.  We operate under a part 121 certificate (complete commercial airline operator certificate from the FAA), which requires higher standards than operators flying under a part 135 certificate (private airline operator certificate from the FAA).  Some regional airlines, such as SkyWest and Chautauqua, offer similar products directly to customers or through subcontract agreements with legacy carriers such as Continental or Delta.

            During 2008, several charter companies ceased flying due to increasing costs, operating less efficient equipment, and increased competition.  These events created opportunities for us to leverage our experience and infrastructure.  Growing awareness of our brand as a high quality product is enabling us to achieve continued market penetration.

            Our Aviation Services division competes with both airlines and non-airlines for long-term ground handling contracts.  Some of these entities include SkyWest, Air Wisconsin, American Eagle, Pinnacle, Delta Global Services, PrimeFlight, Servisair, Aircraft Service International, and Worldwide Flight Services.

Industry

            The United States airline industry has been very competitive since it was deregulated in 1978, and various business models have been developed to offer commercial air service.  The industry has traditionally been led by airlines, such as American Airlines, United Air Lines (“United”), Delta and Continental, which schedule flight service to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world via a hub-and-spoke model.  Other airlines, such as Southwest Airlines and JetBlue, offer scheduled flights to many of the same domestic markets, but at lower prices and with fewer amenities to travelers; they have competed effectively in the U.S. market previously due to their lower cost structures.  Another group, including ExpressJet, Mesa, Republic and SkyWest, has evolved to provide feeder service to the hub-and-spoke network or point-to-point service for smaller and medium-sized airports through fixed-fee or revenue-sharing agreements.  The development of the regional jets operated by this group has given legacy carriers the ability to connect markets in the United States, Mexico and Canada more economically than with larger aircraft.

            Commercial airline strategies typically include:

•	minimizing operating costs;
•	broadening their networks to spread fixed costs over more flights;
•	emphasizing international expansion to seize opportunities in the more regulated capacity controlled international market;
•	focusing on business travelers, who historically have paid higher fares;
•	formalizing code-sharing alliances (i.e., OneWorld, SkyTeam, etc.) in order to maximize marketing and network scheduling;
•	maintaining capacity and market share;
•	bringing additional connecting traffic into their networks through new alliances;
•	adjusting fares to offset higher costs (such as fuel);
•	unbundling product features to increase revenue; and
•	differentiating product features from competitors.

            Commercial airlines have faced unprecedented challenges over the last few years including volatile fuel prices and an economy in recession.  Higher fuel costs have resulted in upward pricing pressures, lower demand and capacity reductions.  As fuel prices recede and the economy weakens, the economics of regional aircraft become more favorable for some legacy carriers.  Lower demand necessitates equipment substitutions from higher capacity aircraft to regional jets.

Industry Regulation

            We operate under a certificate of public convenience and necessity issued by the Department of Transportation (“DOT”).  This certificate may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require.  The DOT has jurisdiction to prohibit certain unfair or anti-competitive practices, determine carrier fitness to serve and mandate certain conditions of carriage.  The DOT can bring proceedings for the enforcement of its regulations under applicable federal statutes, which proceedings may result in civil penalties, revocation of certificate authority or criminal sanctions.

            We also operate under an air carrier operating certificate issued by the FAA which may be amended, modified, suspended or revoked if safety in air commerce or air transportation and the public interest so require.  The FAA regulates airlines, primarily in the areas of flight operations, maintenance, ground facilities, hazardous materials and goods handling and other technical matters.  Under these regulations, we have established, and the FAA has approved, proper cargo training and handling programs and maintenance program for the aircraft that ExpressJet operates, which provides for the ongoing maintenance of these aircraft, ranging from frequent routine inspections to major overhauls.  The FAA enforces its regulations by the imposition of civil penalties or revocation of certificate, which can result in adverse financial impact to our operations.

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

            The Aviation and Transportation Security Act of 2001 (the “ATSA”) federalized substantially all aspects of civil aviation security and created the Transportation Security Administration (“TSA”) under the Department of Homeland Security.  The implementation of the requirements of the ATSA and other security laws and regulations resulted in increased costs for airlines and passengers, as well as delays and disruptions in air travel.  The TSA issued regulations implementing the ATSA, including a requirement that we adopt an air carrier security program.  Failure to comply with TSA rules or with our security program may result in the imposition of substantial civil penalties.  The law also requires that checked baggage be screened by explosives detection systems, which has required significant equipment acquisition by the government and the implementation of facility and baggage process changes.  Further implementation of the requirements of the ATSA and other security laws and regulations have resulted in increased costs for airlines and passengers, delays and disruptions to air travel and reduced demand.

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

Employees

            Our past and continuing success depends on the ability of our employees to execute effectively on a daily basis. As of December 31, 2008, we had over 5,400 employees, comprised of 2,125 pilots and instructor pilots, 1,022 flight attendants, 519 customer service personnel, 920 mechanics, 68 dispatchers and 749 supervisors, management and support personnel.

            Labor costs are a significant component of airline expenses and can substantially impact our results.  While there can be no assurance that our generally good labor relations and high labor productivity will continue, a crucial component of our business strategy is the preservation of good relations with our employees, approximately 77% of whom are represented by unions.

            The following table reflects, as of December 31, 2008, our principal collective bargaining agreements and their respective amendable dates:

Employee Group	Number of Employees	Representing Union	Contract Amendable Date

Pilots and Instructors	2,125	Air Line Pilots Association, International	December 2010
Mechanics	920	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,022	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	68	Transport Workers Union of America	July 2009
Production Workers	72	Union of Industrial Production Workers	N/A

            Our other employees are not covered by collective bargaining agreements.

Securities Exchange Act Reports

            Our corporate website address is www.expressjet.com.  In addition to other information, the following materials on our website are free of charge:

•	our reports and other filings with the Securities and Exchange Commission ("SEC"), which are available as soon as reasonably practicable after we file them with, or furnish them to, the SEC;
•	the Corporate Governance Guidelines adopted by our Board of Directors establishing the general policies by which the Board operates;
•	the charters of the principal standing committees of our Board: Audit, Human Resources, and Nominating and Corporate Governance; and
•	the Principles of Conduct, which is our code of business conduct and ethics applicable to all of our directors and employees.

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

            On May 23, 2008, our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the Exchange's corporate governance listing standards.  In addition, our Chief Executive Officer and Chief Financial Officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this report.

Item 1A.  Risk Factors

            Our business, results of operations and financial condition may vary materially from those we anticipate, estimate or project due to risks arising primarily in five key areas:

•	our operations under the Continental CPA may no longer be profitable;
•	our Corporate Aviation operation and other aviation services may affect our ability to operate profitably;
•	our covenants under the amended indentures of our convertible notes and the profile of our current shareholders;
•	rising costs, the global economic recession and the highly competitive nature of the airline industry; and
•	regulations, including listing regulation for publicly-traded companies, and other factors.

            Additionally, we may encounter risks in addition to those described in this report.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also adversely impair or offset our business, results of operation and financial condition.

            Our operations under the Continental CPA may no longer be profitable.

            We amended and restated the Continental CPA on June 5, 2008.  The amendments became effective on July 1, 2008. In contrast to the Continental CPA in effect before the amendments, which had provided for us to earn a 10% margin on our expenses incurred flying as a regional carrier for Continental, the agreement now has fixed block hour rates, which are subject to an annual adjustment tied to a consumer price index (capped at 3.5% per annum).  Under the Amended Continental CPA, the ceiling for the annual adjustment noted above is 3.5%; however, there is no floor; therefore, in prolonged deflationary periods, the annual adjustment can be a negative percentage. The rates under the Amended Continental CPA are considerably lower than the pre-amendment rates and will result in lower overall revenues.  At this time, it is difficult to quantify the overall financial impact of the changes because the pre- and post-amendment agreements are substantially different, including with respect to the services covered.  Our results will depend, in part, on the timing of our fleet changes and how successful we are in reducing our operating costs.  We originally derived significant amounts of revenue from the reimbursement, plus the 10% margin, for aircraft rent, fuel and other expenses.  Those expenses, and the corresponding revenue, will no longer be reflected on our financial statements as they will be incurred directly by Continental.  Moreover, the rates we earn will be fixed and not tied to our expenses; consequently, we could be unprofitable if we do not manage our costs effectively.  We would need to aggressively reduce managed expenses under the agreement if aircraft are removed from service and returned to Continental.

            Our charter operation and other aviation services may affect our ability to operate profitably.

            The aircraft transitioned in 2006 from the Continental CPA and in 2008 from our Branded Flying operation to our Corporate Aviation division have been unprofitable to date.  Currently the aircraft deployed outside of the Continental CPA and the associated risks relate to over 12% of our fleet; however, if the Continental CPA were terminated, our fleet could be significantly reduced or these risks could extend across our entire fleet. The risks affecting our Corporate Aviation operations include:

•	our ability to obtain and finance any fleet expansion at acceptable rates of return;
•	our ability to create a profitable recognized brand and attract frequent group travelers;
•	the condition of the U.S. economy, including a prolonged global economic recession; and
•	competitive responses from other charter operators and aviation service providers.

            We remain dependent on Continental for the majority of our revenue and cash flows.

            We currently operate more than 87% of our fleet (214 aircraft) under the Continental CPA and so rely heavily on the financial and operational stability of Continental.  The domestic airline environment in the United States continues to be extremely challenging for all carriers and Continental experienced a loss in the fourth quarter and for the full year of 2008.  Continental has indicated that its own business and financial results are subject to a number of risk factors, many of which are uncontrollable, including the amount of debt it carries, volatile fuel prices, delays in scheduled aircraft deliveries, its high labor and pension costs, service interruptions at one of its hub airports, disruptions to the operations of any of its regional operators, disruptions in its computer systems, and industry conditions, including the airline pricing environment, an economic downturn in the U.S. and global economies, industry capacity decisions, industry consolidation, terrorist attacks, regulatory matters, excessive taxation, the availability and cost of insurance, public health threats and the seasonal nature of the airline business.

            We cannot predict the future impact of these factors on Continental.  Moreover, changes in fare structures (most importantly in relation to business fares), booking patterns, low-cost competitor growth, customers’ direct booking on the internet, volatile fuel prices, competitors emerging from bankruptcies with reduced cost structures, rumored industry consolidation and other changes in the industry cannot be predicted at this time, but could have a material adverse effect on both Continental’s and our financial condition, liquidity and results of operations.

            Our Continental CPA could be terminated.

            We currently operate 214 aircraft for Continental under the Continental CPA.  Although Continental no longer has the unilateral right to remove aircraft from the Continental CPA, Continental is permitted to reduce that number to a minimum of 190 aircraft after June 30, 2009. In the event that Continental exercises this right, the 190 aircraft will remain covered by the agreement through its scheduled June 30, 2015 expiration.  After a term of seven years, the Amended Continental CPA is scheduled to expire with no renewal or extension options.  Additionally, Continental can also terminate the agreement:

•	for cause, at any time without giving us notice or an opportunity to cure;
•

at any time upon our material breach that does not constitute cause, including our failure to complete a specified percentage of our scheduled flights, if the breach continues for 90 days after we receive notice of the breach;

•

at any time, upon two business days notice, and with no opportunity to cure, if Continental reasonably and in good faith determines, using recognized standards of safety, that there is a material safety concern with our operation of any flights under the agreement; and

•	at any time, without giving us notice or an opportunity to cure, if a change of control occurs as described in “—Continental Capacity Purchase and Other Agreements.”

            We could lose access to our aircraft, facilities and regulatory authorizations if the Continental CPA were terminated.

            We currently lease or sublease almost all of our aircraft from Continental.  If Continental terminated the Continental CPA for cause, it would have the right to terminate our leases and subleases for aircraft covered by the agreement at the time of termination.  Additionally, if Continental’s financial condition deteriorated and it filed for bankruptcy protection, it would have the ability to reject the leases or subleases on our aircraft.  There can be no assurance that Continental will have sufficient liquidity to fund its future operations and other financial obligations, especially in the event additional adverse factors beyond its control occur, such as declining passenger revenue mix from global economic recessions, volatile fuel prices, terrorist attacks or adverse regulatory rulings.

            Additionally, if the Continental CPA were terminated for any reason, including termination at the end of its term on June 30, 2015, we could lose access to some or substantially all of our airport facilities and other services that Continental currently provides to us, as well as our take-off and landing slots and route authorities.  Continental leases most of the airport facilities that we use.  We could be required to vacate the terminal facilities (or all facilities if the termination resulted from our material breach of the Continental CPA) that are subleased to us by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any lease in our name where we fly for Continental.  Consequently, to offer commercial airline services in the same markets, we would have to arrange to use the same or other airport facilities, take-off or landing slots, route authorities and other regulatory authorizations used for scheduled flights at potentially higher rates.  We cannot provide any assurance that we would be able to gain appropriate access to airport facilities, slots or other authorizations, or would not incur a significant increase in our costs to do so.

            We may not be successful in retaining qualified personnel to maintain the current level of customer service and reliability.

            Labor costs constitute a significant percentage of our total operating costs, and wage rates, in general, are increasing.  To return to profitability, we reduced our work force significantly and obtained wage and salary concessions from each of our employees that remain.  Because of this, our employees may elect to seek other employment opportunities, thereby increasing our recruiting and training costs.  We cannot guarantee that we will be able to continue to find qualified personnel to fill our vacancies.  As our workforce matures, we may not be able to cover the resulting higher wage rates if competition or other conditions do not permit us to achieve sufficient revenues.  Approximately 77% of our employees are covered by collective bargaining agreements.  Deterioration in our labor relationships could significantly impact our operations and financial results.

            Consolidations in our industry can adversely impact our current business strategy.

            There have been numerous mergers and acquisitions within the U.S airline industry since its deregulation in 1978, and there may be additional mergers and acquisitions in the future.  Any airline industry consolidation could substantially alter the competitive landscape and may result in changes in our business strategy.  Although the majority of our current flying is under contractual obligations and, thus, is insulated somewhat from the immediate impact of any change of control, consolidation involving legacy carriers in our industry could, in the long run, result in the reduction of capacity for network-feed services to be provided by the regional carriers, which could have a material adverse effect on us.

            Amendments to the terms of the convertible notes increased our obligations and put our assets at risk.

            As a result and pursuant to the terms of the exchange offer, the Company issued 163,824,975 shares (pre-Reverse Split) of common stock in payment of the repurchase price for the principal amount of the 4.25% convertible notes due 2023 (the “Original 4.25% Convertible Notes due 2023”) validly tendered.  Following the completion of the tender offer, the Company had $68.5 million aggregate principal of its Original 4.25% Convertible Notes due 2023 remaining outstanding.  As previously disclosed, we have unilaterally amended the indenture governing our convertible notes in order to provide improved terms and additional flexibility for the noteholders remaining after the exchange offer, including:

•

The obligations under the remaining notes are secured with a pro-rata portion (based on the portion that the remaining notes represent of the total convertible notes that were issued) of assets with an appraised value of approximately as of December 31, 2008 of $180.4 million, including approximately $96 million in spare parts and $85 million of spare engines;

•	The interest rate on the remaining notes was increased from 4.25% to 11.25% over the remaining note term; and
•	The noteholders have an additional put right on August 1, 2011.

            Noteholders of record on August 2, 2008, automatically began to receive the benefits of the supplemental indenture that become effective the same day.  From August 2 forward, the notes will be referred to as the “11.25% Convertible Secured Notes due 2023.”  The terms of the 11.25% Convertible Secured Notes due 2023 could have important consequences by adversely affecting our financial condition and making it more difficult to satisfy our obligations under the notes and our other contractual and commercial commitments.  The amendments also increased the cash required to service the interest on the notes.  If our business does not generate sufficient cash flow from operations in the future, we may be required to take actions such as curtailing our business activities, reducing capital expenditures, selling assets, incurring additional debt or seeking bankruptcy protection.  We may not be able to accomplish any of these actions on terms acceptable to us, or at all.  In addition, if we are unable to repay our obligations under the notes, the trustee could seek to foreclose on the assets securing the notes.

            A significant percentage of our common stock outstanding is held by a small number of institutional stockholders.  These institutional stockholders may be able to exert significant control over the election of our Board of Directors and the management of our business and their interests may differ from those of our other stockholders.

            As reported in their filings with the SEC, four large, institutional investors currently own or control a significant amount of our common stock.  By virtue of the number of shares they control, these stockholders may be able to significantly influence or control our management and affairs, and initiate or effect corporate transactions such as mergers, consolidation or the sale of all or substantially all of our assets.  The interests of these institutional investors may differ from that of other stockholders, with the result that the institutional investors may cause us to change our business strategy or objectives in ways that may not be viewed favorably by us, our strategic partners or other stockholders and may lead to increased costs.

            Our common stock could be delisted from the NYSE.

            Our common stock could be delisted from the NYSE if we fail to maintain the continued listing standards applicable to our Company.

            We were notified in July 2008 from NYSE Regulation, Inc. that we were not in compliance with the NYSE $1.00 average share price continued listing standard.  We immediately pursued various solutions and worked closely with the NYSE to maintain our current listing.  As of January 20, 2009, we received a letter from the NYSE stating that we have cured such non-compliance and returned to good standing for our listing at the NYSE.  No further adverse actions will be taken by the NYSE at this time; however, considering the current global economic recession, the volatility of the stock market and the make-up of our current stockholders, we cannot provide assurance that we will continue to meet all the continued listing standards.  If we do not meet the standards, we could be subject to delisting, which would constitute a default under our convertible notes and could result in the obligation to repay the notes in cash at par.

            We may be responsible for additional taxes as a result of our tax agreement with Continental.

            We have a tax agreement with Continental that provides, among other things, for our payment to Continental of all or a significant portion of the tax benefits we realize as a result of an internal reorganization done prior to our initial public offering in 2002.  Since that time, we have made net payments of approximately $122.5 million to Continental under the agreement and could pay Continental as much as an additional $234.6 million through 2017.  See Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10 Income Taxes” for a detailed discussion of our income taxes and the tax agreement.  If it were determined, as a result of an income tax audit or examination, that a significant amount of these tax benefits should not have been available, thus requiring us to pay additional taxes, interest and penalties to one or more tax authorities, and if at that time Continental were unable to indemnify us for these amounts as contemplated in the tax agreement, then we could be responsible for such tax payments, interest and penalties.

            We may be unable to obtain all of the parts or related support services we expect from Embraer to operate our aircraft.

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

            Maintenance costs will likely increase as the average age of our fleet increases.

            Similar to other air carriers in our industry, as the average age of our fleet increases, our aircraft maintenance costs will likely increase.  We emphasize routine maintenance in addition to the inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our maintenance facilities and satellite stations located throughout the United States.

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

            Reductions in insurance coverage or increases in rates could adversely impact our operations and financial results.

            The terrorist attacks of 2001 led to a significant increase in insurance premiums, as well as a decrease in the coverage available to commercial air carriers. We carry insurance for public liability, passenger liability, property damage and damage to our aircraft.  The Homeland Security Act of 2002 currently requires the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial air carriers through March 31, 2009.  If any of our insurance programs terminated, the Company would likely face a material increase in the cost of war-risk insurance.

            Our cost structure may not be competitive with some of our competitors.

            Our costs are mainly driven by the flight schedule determined by Continental, Continental’s own cost structure or factors that are outside our control, or in some instances even Continental’s control (such as aircraft rent, fuel, insurance, property taxes, etc.).  As a significant portion of our costs are wages that are contractually agreed with our labor work groups, we may not be able to restructure our costs effectively to compete with other carriers even though in the past we have been successful in our concessionary discussions.

            Our business is subject to extensive government regulation and we may incur additional costs to comply with such regulations.

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

            We expect to continue incurring expenses to comply with these regulations.  In addition, if any of these regulations caused us to cancel flights, it would result in a reduction in our revenue.

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

            During periods of fog, icy conditions, storms, hurricanes or other adverse weather conditions, flights may be cancelled or significantly delayed.  Under the Amended Continental CPA, we are not protected against cancellations due to weather or air traffic control restrictions, which could adversely affect our operating results and our financial condition.

            Additionally, in operating our aircraft for other airlines or under charter contracts we may be exposed to the volatility of fuel prices.  Both the cost and availability of fuel are subject to various economic and political factors and events occurring throughout the world.  Significant changes or extended periods of high fuel cost or fuel supply disruptions could materially affect our operating results.  Our ability to pass on increased fuel costs through contract pricing is limited by several factors, including economic and competitive conditions.  Additionally, under the Continental CPA, if the unavailability of fuel caused us to cancel flights, our incentive revenue would be reduced.  The cost and availability of adequate supplies of fuel could have a material adverse effect on our operating results and our financial condition in the future.

            Our reliance on technology could be harmful in the event of system failure.

            Like other air carriers, we rely heavily on automated systems and technology to operate our business, including flight operations and telecommunications.  Any disruptions in these systems due to internal failures of technology or external interruptions, such as power outages, could result in the loss of critical data and/or cancellation of flights and have an adverse effect on our results of operations.

            Our operations and financial condition could be adversely affected as a result of an aviation accident.

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

Item 2.  Properties

Flight Equipment

            As shown in the following table, our operating fleet consisted of 244 regional jets as of December 31, 2008.

Type	Total Leased Aircraft	Options	Seats in Standard Configuration

ERJ-145XR	104	50	50
ERJ-145	134	—	50
ERJ-145	6	—	41

Total	244	50

            All 244 aircraft were placed into service prior to 2007.  Our options for the 50 ERJ-145XR aircraft may be exercised for some other types of aircraft within the ERJ-145 Family.  Our next option exercise date is April 1, 2009.  If we do not exercise or extend our option as of this date, 25 options will expire.  During 2005, Continental declined the right to include any of our option aircraft in the Continental CPA; consequently, Continental is not required to participate in the financing for any option aircraft that we acquire.

Facilities

            Airports

            We lease all of our airport passenger facilities either directly with the airport authorities or in some cases, through arrangements with Continental, on a net-rental basis.  Our largest operational centers are at Houston’s George Bush Intercontinental Airport, which is approximately 155,000 square feet, with 31 gates in Terminal B, Cleveland’s Hopkins International Airport, of which we have approximately 106,000 square feet and 12 gates in Terminal D, and Newark Liberty International Airport, where we operate out of Continental’s Terminal A with up to 14 passenger loading bridges and 16 aircraft parking positions.  In addition, at each of Continental's three domestic hubs and many other locations, our passenger and baggage handling space is provided by Continental on varying terms dependent on the prevailing practice at each airport.  If the Continental CPA were terminated, we might be required to vacate the terminal facilities (or all facilities if the termination resulted from our material breach of the agreement) that are subleased to us by Continental, and to use commercially reasonable efforts to transfer to Continental or its designee any lease in our name.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business – Contract Flying – Continental CPA - Airport Facilities, Slots and Route Authorities."  For a period of five years following the termination of the Continental CPA, if we wanted to transfer our interests in any of our facilities used to fulfill our obligations under the agreement, Continental would need to consent to the transfer (where Continental is the sublessor) and has a right of first refusal to acquire our interests in those facilities that we lease from parties other than Continental.

            As of December 31, 2008, we continue to lease approximately 54,712 square feet of terminal space including two gates at LA/Ontario International airport, as well as approximately 11,900 square feet of terminal space, including approximately 14 gates at an additional 16 airports previously associated with our ExpressJet branded network.  Our facilities team is aggressively working to sublease or terminate those leases, some of which extend to 2010.  All expenses associated with the leases were recorded in our consolidated statement of operations for the year ended December 31, 2008 after Branded Flying operations were suspended on September 2, 2008.

            Corporate Offices and Other

            Our Houston headquarters building is comprised of executive, administrative and operations control departments, occupying approximately 42,000 square feet of leased space.  We also lease a second building that consists of 18,000 square feet for executive and administrative staff and 50,000 square feet of production and warehouse space utilized by InTech.  Additionally, we lease a 57,000 square foot training center containing numerous simulators, training devices and corresponding training and administrative staff.  To reduce overhead expenses, we moved a majority of our executive and administrative staff to our headquarters building and are working to sublease the space.

            Maintenance Facilities

            In addition to our airport passenger facilities, we currently operate seven major maintenance facilities (hangars/shops) in Houston, Cleveland, Newark, Knoxville, Shreveport, Ontario and Richmond, as well as four satellite line maintenance facilities in other cities.  Continental is the primary sublessor for these facilities, with the exception of the Ontario hangar and a shop and satellite maintenance station facility located in Lake Charles.  XJT Florida, Inc., a wholly owned subsidiary of Holdings, owns an approximately 74,000 square foot building in Miami, Florida that is leased to American Composites for use as a maintenance shop.  Additionally, XJT Mexico, Inc., a wholly owned subsidiary of Holdings, owns three buildings consisting of approximately 96,000 square feet of hangar space and 3,000 square feet of administrative space in Saltillo, Mexico that is leased to Saltillo Jet Center for use in its aircraft painting business.  We are responsible for maintenance, taxes, insurance and other facility-related expenses and services at these facilities.

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

            None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

            Our common stock trades on the NYSE under the symbol “XJT.”  The table below shows the high and low sales prices for our common stock as reported on the Exchange’s composite tape for the periods indicated.

            Effective as of October 2, 2008, every 10 shares of our common stock was combined into one share of common stock through a reverse stock split.  The reverse stock split affected all shares of common stock and stock options of the Company outstanding immediately prior to the effective time of the reverse stock split.  The following table reflects Reverse Split adjusted stock prices for periods prior to October 2, 2008.

	Common Stock

	High	Low

2008
First Quarter	$35.40	$15.00
Second Quarter	$33.90	$5.50
Third Quarter	$6.70	$1.60
Fourth Quarter	$2.33	$0.86

2007
First Quarter	$96.10	$57.80
Second Quarter	$66.30	$56.10
Third Quarter	$64.50	$30.30
Fourth Quarter	$37.20	$23.00

            As of February 27, 2009, there were approximately 170 holders of record of our common stock.

            We have not paid any cash dividends on our common stock and have no current intention of doing so.

Performance Graph

            The following graph compares the cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) of the American Stock Exchange Airline Industry Index, the Russell 2000 Index and the NYSE Composite Index as if $100 were invested in our common stock and each of those indices on December 31, 2003.

170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
0
12/31/2003
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
ExpressJet Holdings, Inc.
American Stock Exchange Airline Industry Index
Russell 2000 Index
New York Stock Exchange Composite Index

	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08

ExpressJet Holdings, Inc.	$100.00	$85.87	$53.93	$54.00	$16.53	$1.13
American Stock Exchange Airline Industry Index	100.00	97.90	88.69	94.98	55.89	39.53
Russell 2000 Index	100.00	117.00	120.88	141.43	137.55	89.68
NYSE Composite Index	100.00	112.57	120.40	141.90	151.24	89.39

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

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)

October 1 to October 31, 2008	2,169	$1.60	1,828,270	$15.7	(3)
November 1 to November 30, 2008	—	$—	442,109	$25.1	(3)
December 1 to December 31, 2008	19	$1.33	821,523	$23.8	(3)

Total	2,188	$1.61	3,091,902	10.1	(4)

(1)	Shares shown were withheld to satisfy individual employee tax obligations arising upon the vesting of restricted stock awards and do not count against our securities repurchase program.
(2)	Amounts shown relate to shares of our common stock repurchased within our Board approved securities repurchase program.
(3)	Amounts shown reflect the remaining balance available for repurchases of our common stock within our Board approved securities repurchase program.
(4)

Amounts shown reflect repurchases of our common stock, repurchases of our original 4.25% Convertible Notes and repurchases of our 11.25% Convertible Notes included within our Board approved securities repurchase program.

            In July 2005, our board of directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the board authorized the inclusion of our 4.25% convertible notes due 2023 within the previously announced $30 million program.  On November 4, 2008, the Board authorized an additional $5 million to be utilized under the existing program. On November 20, 2008, the Board authorized an additional $10 million to be utilized under the program.

            We did not make any purchases of stock or notes under this program during 2006.  During 2007, we purchased 2.7 million shares of our common stock for $8.0 million and $2.5 million of our Original 4.25% Convertible Notes at par value.  In 2008, we purchased 4.0 million shares (Reverse Split adjusted) of our common stock, $6.5 million par value of our 4.25% convertible notes and $7.6 million par value ($4.5 million book value) of our 11.25% convertible notes for $10.8 million leaving a current balance of $10.1 million within the program for additional purchases.

Item 6.  Selected Financial Data

            This selected financial data should be read together with the consolidated financial statements and related notes and Item 7.  “Management’s Discussions and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

            Our current primary business is providing air transportation services utilizing our fleet of 244 aircraft.  During 2007, we diversified our business from flying solely for one corporate customer to flying for several, including the general public under our own brand.  Prior to 2007, we derived substantially all of our revenues from our Continental Express operations.  During 2008 we dramatically reshaped our business as we suspended our Branded Flying operations and mutually terminated agreements with Delta due to record fuel prices to focus on our contractual arrangements with Continental and our Corporate Aviation division.

            The following selected financial data, excluding operating statistics, have been derived from our audited financial statements.  The financial information included in this report is not necessarily indicative of our future results of operations, financial position and cash flows.  For a discussion of some of the key factors that could have an adverse effect on our results of operations, financial position and cash flows, please refer to Item 1A. “Risk Factors."

	Year Ended December 31,

	2008(6)	2007(6)	2006	2005	2004

	(In thousands, except per share data) (Reverse Split adjusted)
Statement of Operations Data:
Operating revenue (2),(5)	$1,318,213	$1,685,545	$1,682,156	$1,562,818	$1,507,524
Operating expenses (2), (3)	1,434,668	1,792,416	1,541,085	1,406,275	1,302,097
Operating income / (loss)	(116,455)	(106,871)	141,071	156,543	205,427
Nonoperating income (expense), net (4)	23,663	(1)	5,385	(2,309)	(7,423)
Net income / (loss)	(88,195)	(70,248)	92,565	97,993	122,771
Basic earnings / (loss) per share (1)	(7.83)	(13.08)	17.18	18.10	22.60
Diluted earnings / (loss) per share (1)	(7.83)	(13.08)	15.64	16.50	20.40
Weighted average number of shares used in computations:
Basic (1)	11,265	5,369	5,386	5,412	5,422
Diluted (1)	11,265	5,369	6,153	6,172	6,178

(1)

See Item 8.  “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11 – Earnings / (Loss) per Share” for the reconciliation of the numerator and denominator of basic earnings per share to the numerator and denominator of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006. Shares and per share data figures for 2007, 2006, 2005, and 2004 have been adjusted to reflect the Reverse Split that occurred in 2008.

(2)

Our operating revenue and operating expenses for 2008, 2007 and 2006 include reclassifications between operating expense line items and between operating revenue and operating expenses.  These reclassifications were not material to previous years.

(3)	Our operating expenses for 2008 include impairment of fixed assets and goodwill of $20.8 million and special charges of $22.4 million.
(4)	Nonoperating income (expense), net includes a gain from discount of $27.8 million, settlement of fuel contracts of $23.1 million and impairment charges on investments totaling $21.5 million.
(5)

Reimbursable costs under the Continental CPA are recorded to revenue.  The reimbursable expenses are different under the terms of the Amended Continental CPA versus the Original CPA, and therefore revenues are inconsistent with prior periods, beginning July 2008.

(6)	In April 2007, we launched our Branded Flying operation which resulted in our being at-risk for all expenses, including fuel and marketing expenses. These operations were suspended in September 2008.

	As of December 31,

	2008	2007	2006	2005	2004

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$119,357	$214,279	$302,860	$236,503	$215,151
Amounts due from Continental, net	—	—	—	4,832	—
Total assets	388,889	597,608	637,029	560,270	543,244
Amounts due to Continental, net	1,539	4,726	3,522	—	11,239
Note payable to Continental	—	—	—	17,545	98,804
Other long-term debt and capital lease obligations, including current maturities (1) (2)	49,061	147,698	152,721	154,305	161,012
Stockholders' equity	202,461	232,440	304,314	208,510	114,044

(1)

Beginning July 1, 2003, our Series A Cumulative Mandatorily Redeemable Preferred Stock (“Series A Preferred Stock”) was classified as long-term debt in accordance with Statement of Financial Accounting Standard No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  Reclassification of the prior year financial statements was made to conform to this accounting standard.  In April 2005, we redeemed this stock.

(2)

Subsequent to August 1, 2008, our 11.25% Convertible Secured Notes due 2023 were reclassified from current liabilities to long-term liabilities as the next repurchase date is August 1, 2011.  See Item 8. “Financial Statements and Supplementary data – Notes to Consolidated Financial Statements – Note 9 – Long-term Debt.”

	Year Ended December 31,

	2008	2007	2006	2005	2004

Operating Statistics:
Revenue passenger miles (millions) (1)	9,564	10,071	10,297	8,938	7,417
Available seat miles (millions) (2)	12,606	13,575	13,200	11,973	10,410
Passenger load factor (3)	75.9%	74.2%	78.0%	74.7%	71.3%
Operating cost per available seat mile (cents) (4)	11.38	13.20	11.67	11.75	12.51
Block hours (5)	828,840	916,756	916,718	827,369	729,698
Operating cost per block hour (dollars) (6)	1,731	1,956	1,681	1,700	1,784
Departures	433,289	489,489	491,598	449,928	405,055
Average price per gallon of fuel, including fuel taxes (cents) (7)	132.00	100.00	71.20	71.20	71.20
Fuel gallons consumed (millions)	172.9	323.2	319.1	295.5	262.8
Average length of aircraft flight (miles)	594	569	549	545	528
Average daily utilization of each aircraft (hours) (8)	8.50	9.17	9.24	8.87	8.51
Completion factor	97.4%	97.6%	97.9%	97.7%	98.4%
Revenue passengers (thousands)	15,629	17,365	18,173	16,076	13,659
Actual aircraft in fleet at end of period	244	274	274	266	245

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)

Operating cost per available seat mile is operating costs divided by available seat miles.  The reimbursable expenses are different under the terms of the Amended Continental CPA versus the Original Continental CPA, and therefore costs are inconsistent with prior periods, beginning July 2008.

(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Operating cost per block hour is operating costs divided by block hours.
(7)

Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and, therefore, effective July 1, 2008, fuel expense is no longer included in our statements of operations for our Continental Express flying.  Prior to July 1, 2008 under our fuel purchase agreement with Continental, fuel and fuel tax expense were reconciled to the lower of the actual costs or the agreed-upon caps.  Since 2003, our caps on fuel and fuel taxes, for aircraft operating under the Continental CPA, have been 66.0 cents and 5.2 cents per gallon, respectively.  In 2007, our fuel activity included purchases to support our various business platforms outside of the Continental CPA.  These purchases were executed through an agreement with an independent third party at an average price per gallon of $2.43, which represents 16.7% of our total fuel consumption for 2007.

(8)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information contained in this section has been derived from, is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in “Item 8.  Financial Statements and Supplementary Data” of this report.  This section contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those described in “Forward-Looking Statements” and in Item 1A.  “Risk Factors.”

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

Our Business

            General

            Holdings is engaged in the business of moving people.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with Holdings, as “ExpressJet”, “we” or “us”).  Airlines currently operates a fleet of 244 aircraft.  As of December 31, 2008, our fleet was assigned as follows:

•	214 aircraft for Continental as Continental Express pursuant to the Continental CPA; and
•	30 aircraft in our Corporate Aviation division, which is dedicated to charter contracts and ad-hoc charter service.

            Our primary business is flying 244 aircraft under contractual arrangements for network carriers or entities desiring cost-effective and fully customizable group travel.  During 2008 we dramatically reshaped our business in order to adapt to the unprecedented high fuel costs, recessions in the global economy, air-travel capacity cuts worldwide, and other uncertainties facing the regional airlines.  We completed most of our transition to the contractually-arranged flying during the fourth quarter ending December 31, 2008, under the terms of the Amended Continental CPA which provides for lower block hour rates and various costs, primarily fuel and aircraft rent, are no longer reimbursable.  Additionally, we strengthened our balance sheet through the completion of the refinancing of our convertible debt, reducing the debt from $134.7 million as of December 31, 2007, to $60.8 million as of December 31, 2008.  We have stabilized the use of operating cash, as results of the termination of our Branded Flying operations.   Furthermore, we mutually agreed with Delta to terminate the Delta CPA and the Delta Prorate effective September 2, 2008.  As a result of the Amended Continental CPA, the cessation of Branded Flying and our restructuring efforts, the results of operations for fiscal 2008 are not comparable with prior periods.

            We also provide aviation services, such as ground-handling at airport locations across the United States, as well as aircraft repair, overhaul, interior refurbishments and paint, through Services, our wholly owned subsidiary, and a majority owned subsidiary, Saltillo.

            Holdings was incorporated in Delaware in August 1996.  Airlines is one of the largest regional airlines in the world, based on 2008 available seat miles, number of regional jets and passengers transported.

            We compete with a number of regional airlines for the service we provide to other airlines.  We believe that our continuing success depends on our ability to provide our charter customers and Continental outstanding operational performance and exceptional customer service through our commitment to detail, quick responses and follow-through.  Our ability to do this depends on our over 5,400 employees executing effectively on a daily basis.

            Our goal is to use our assets, including our operational and financial strength and the strong commitment of management and employees, to continuously move people cost-effectively and efficiently for our clients, improve our competitive position and provide value to our stockholders.

            Liquidity

            With the significant savings provided to Continental under the Amended Continental CPA, aircraft withdrawals, dramatically lower utilization, the global economic recession and the difficulties in obtaining any financing in the current banking environment, we believe that cost savings and cash preservation are crucial to sustain our liquidity and meet our financial obligations throughout 2009.  In January 2008, we purchased $65 million (par value) of auction rate securities (“ARS”).  Since that time these auctions have been failing and accordingly, we have been unable to sell these securities and convert them to cash due to the general illiquidity in the ARS market.  As of December 31, 2008 the fair value of these securities was $41.4 million.  Additional cost savings initiatives are essential at this time to maintain an appropriate operating margin and preserve our cash.  These include, individually or in combination, if required:

•	continue to measure and deliver a full year of benefits from prior wage and benefit concessions from all of our employees;
•	evaluate necessary reduction-in-force to match reduction-in-capacity;
•	collaborate with third-party vendor to cut supply costs;
•	manage working capital effectively (i.e., accounts payable, accounts receivable, and inventory);
•	borrow against or liquidate our auction rate securities (“ARS”) holdings;
•	sell unencumbered assets, tangible or intangible, or subleasing the aircraft we lease from Continental; and
•	manage capital expenditures to only those required by law or operational necessities.

            We believe that our existing liquidity and projected 2009 cash flows, including the incremental sources of liquidity described above will be sufficient to fund current operations and our financial obligations through December 31, 2009.  However, as noted in Item 1A. “Risk Factors”, factors outside of our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

            Our Business Segments

            For the year ended December 31, 2008 and prior, ExpressJet had three reportable segments which are the basis of our internal financial reporting:  Contract Flying, Branded Flying and Aviation Services.

            Contract Flying includes our Corporate Aviation division and our capacity purchase agreements with Continental and Delta.  Under Contract Flying, revenues are contractually determined, eliminating our exposure to fluctuations in fuel prices, fare competition and passenger volumes.  Under these arrangements, our partners bear the revenue risk and cost of marketing, distributing and selling seats directly to passengers on our aircraft while we are responsible for the operation and maintenance of the aircraft.

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

            Contract Flying – Continental CPA

            General.  A significant portion of our revenue and cash flows is attributable to the Continental CPA.  Under the Continental CPA, Airlines operates flights on behalf of Continental as Continental Express.  Continental controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

            Under the Continental CPA, all marketing-related costs normally associated with operating an airline are borne by Continental.  These costs include:

•	reservations and sales;
•	commissions;
•	advertising;
•	revenue accounting;
•	fare and tariff filings; and
•	food and beverage service.

            2008 Amended Continental CPA (“Amended Continental CPA”).  Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly pursuant to the terms of the Continental CPA.  Payment was based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that were generally within our control.  We had exposure for most labor costs and some maintenance and general administrative expenses if actual costs were higher than those budgeted in our block hour rates.  For the first six months of 2008, we recognized revenues using 2007 block hour rates, pursuant to our agreement with Continental reached in June 2008.

            At such time, we also reached an agreement with Continental to amend the existing Continental CPA.  The Amended Continental CPA, which became effective July 1, 2008, allows us to continue flying, at minimum, 205 aircraft for Continental for seven years while providing Continental the right after one year to reduce the number of aircraft to a minimum of 190.  The Amended Continental CPA significantly reduces Continental’s governance rights under the original agreement, including easing change-in-control limitations on ExpressJet, reducing restrictions on our flying into Continental’s hub airports, and removing the most-favored-nation clause, allowing us the option to fly for other carriers and to consider other strategic alternatives.  The Amended Continental CPA also removes Continental’s ability to terminate the agreement without cause.

            The Amended Continental CPA provides payments to us at a pre-determined rate based on block hours flown and reimburses us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and substantially all regional jet engine expenses under current long-term third-party contracts with no margin or mark-up.  Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the Amended Continental CPA and, therefore, these items are not included in our consolidated statements of operations for periods subsequent to July 1, 2008.  The fixed block hour rates are considerably lower than the rates under the original agreement and will be subject to annual escalations tied to a consumer price index (capped at 3.5%) at each anniversary date, July 1.  During 2008, we returned pursuant to our rights under the Amended Continental CPA, we returned 30 aircraft with Continental bearing the expense related to the aircraft following their return.  We will continue to operate at least 205 aircraft for Continental through June 30, 2009.  Beginning on July 1, 2009, Continental can remove up to 15 aircraft making the new minimum aircraft requirement under the agreement 190.  Therefore we will continue to focus on aggressively managing costs in response to the Amended Continental CPA and the economic difficulties facing the entire airline industry.

            In September 2008, we agreed with Continental on the first amendment to the Amended Continental CPA in order to compensate us for our fixed costs, considered in the calculation of the pre-determined block hour rates, that cannot be reduced as a result of the unanticipated reduction in aircraft utilization by Continental’s scheduling. We also agreed that if Continental, beginning in year two, increases its aircraft utilization above a pre-determined threshold, then it may receive discounts on the agreed, pre-determined block hour rates.  For the last six months of 2008, we recognized an additional $3.4 million in contract revenues as compensation for shortfalls in aircraft utilization.

            In December 2008, we agreed with Continental on the second amendment to the Amended Continental CPA in order to clarify certain issues related to our revenue recognition, the fuel efficiency program in place in connection with the Amended Continental CPA and depreciation related to the aircraft we operate for Continental and excess inventory related thereto.

            Concurrently with the execution of the Amended Continental CPA, we entered into a settlement agreement with Continental to release the parties’ claims relating to certain identified payments under the Original Continental CPA, including disputes previously disclosed as possible matters for arbitration.

            Prior Years’ Settlements of the Continental CPA.  Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly.  Payment was based on a formula designed to provide Airlines with a target operating margin before taking into account variations in certain costs and expenses that were generally within our control.  We had exposure for most labor costs and some maintenance and general administrative expenses if actual costs were higher than those budgeted in our block hour rates.  Prior years’ payment methodologies are described in the following paragraphs.

            2005-2007.  As part of the 2005 rate negotiation, we agreed to cap Airlines’ prevailing margin at 10.0% in an attempt to ensure the long-term stability of the Continental CPA.  Airlines also began including previously unreconciled costs, as discussed above, within the margin band, although it was not reimbursed if these costs are higher and cause its prevailing margin to fall below the 8.5% margin floor.  Airlines remained entitled to receive incentive payments from Continental if its rate of controllable cancellations was lower than its historical benchmark, but was no longer required to pay Continental a penalty for controllable cancellations unless the rate rises above 0.5%.  Airlines continued to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

            The table below describes how variations between Airlines’ actual costs and estimated costs, as determined in the block hour rates, were treated under the Continental CPA from January 1, 2005 to June 30, 2008.

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

            2007 Arbitration.  In 2006, Continental challenged our interpretation of the Continental CPA and sought to impose rates for 2007 that we believed were inconsistent with the methodology established in the agreement.  We were unable to agree on the 2007 rates and, in accordance with the terms of the Continental CPA, we submitted our dispute to binding arbitration.  The arbitration panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million (or less than 1.0% of our total Continental CPA operating revenue), which included the 10% target operating margin.  Although we believe our original rates were appropriate, we were pleased with the panel’s decision.  The 2007 scheduled block hour rates were finalized in October 2007, and we recorded our passenger revenue under the Continental CPA using the block hour rates determined by the panel for all of 2007.

            Scope of Agreement.  As of December 31, 2008, the Amended Continental CPA covered 214 of Airlines’ existing fleet of 244 aircraft.  Under the agreement, Continental is obligated to have a minimum of 205 aircraft covered under the Amended Continental CPA through June 30, 2009.  Thereafter, the agreement calls for a minimum of 190 aircraft.  The agreement permits us to fly under our own code or on behalf of other airlines but prohibits our flying in certain markets under our own branded service.  The Amended Continental CPA states that:

•	at Continental’s hubs, we may not fly scheduled service under our own brand;
•	at Continental’s hubs, we are permitted to operate our charter service and fly on behalf of other airlines; and
•	we cannot operate any of our aircraft subject to the agreement or use our passenger-related airport facilities employed under the agreement for other carriers or for flights under our own code.

            Our license from Continental to use the Continental Express name and other trademarks is non-exclusive.

            The Amended Continental CPA has a seven year term that is scheduled to expire on June 30, 2015.  Continental does not have the ability to terminate the agreement without cause prior to the termination date and cannot reduce the number of aircraft covered under the agreement below 190 aircraft.  However, the Amended Continental CPA may cover less than 190 aircraft if there is an expiration of a Covered Aircraft head lease and there are no fifty-seat replacement aircraft (among the original 274 aircraft) being stored on behalf of Continental.  If, at any time prior to the end of the Amended Continental CPA term, Continental proposes to engage any third party to operate one of the original 274 aircraft, we shall have the right of first opportunity to operate that aircraft.

            So long as scheduled flights under the Continental CPA represent at least 50% of all our scheduled flights, or at least 200 of our aircraft are covered by the agreement, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the agreement above all of our other flights and aircraft.

            Aircraft Financing.  Airlines currently leases or subleases all of its existing aircraft from Continental.  Under the Continental CPA, Continental is required to purchase or lease from Embraer or its designee aircraft operated under the agreement, participate in the financing and to lease or sublease these aircraft to us.  Under the Amended Continental CPA, Continental pays for the aircraft rent for all aircraft covered by the Amended Continental CPA directly and therefore, we will not include this expense for Covered Aircraft in our statement of operations beginning July 1, 2008.  Aircraft withdrawn from the Continental CPA become “Uncovered Aircraft” as defined in the agreement.

            Prior to the Amended Continental CPA, we were subleasing 69 Uncovered Aircraft from Continental.  As part of the amendment, we returned 39 aircraft to Continental and continue to sublease 30 aircraft from Continental at substantially reduced rental rates.

            We have the option to purchase up to an additional 50 Embraer ERJ-145XR aircraft.  Our next option exercise date is April 1, 2009.  If we do not exercise or extend our option as of this date, 25 options will expire.  These aircraft would be Uncovered Aircraft since Continental has declined to include them under the Continental CPA.  These options may be exercised for other types of aircraft within the ERJ-145 line of aircraft, which include the ERJ-135 and ERJ-145.  We would need to finance our acquisition of these aircraft independently.  Continental does not have any obligation to finance, arrange to finance or participate in the financing of any aircraft acquired for operations outside the Continental CPA.

            We do not have the right to retain any aircraft removed from the Amended Continental CPA for use in our other operations if (i) they are removed by Continental as the result of its termination of the agreement for cause, (ii) we have already retained 150 aircraft, including the 30 being retained at reduced rent, or (iii) they are among aircraft owned by Continental, currently 18 aircraft.  In all other events, we can elect to retain any of the aircraft withdrawn from the Amended Continental CPA, most likely upon termination of the agreement, either at the end of seven years or upon early termination of the aircraft lease.  In certain circumstances, in order to retain the aircraft we will have to provide Continental with a full release from the head lease for such aircraft.  Depending on the type of termination, there are procedures for notice and time for us to elect how many aircraft we will retain (with Continental selecting the individual aircraft and engines), wind-down schedules of differing lengths, and maintenance reimbursements.

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

            Under the Continental CPA, all terminal facility rent at Continental-managed airports is borne by Continental.  At locations Airlines manages, rent is allocated between Continental and Airlines based on the number of each carrier’s respective passengers.  We are currently in the process of transitioning the station management of all stations under the Continental CPA to Continental.  It is anticipated that this transition will be complete by March 31, 2009.  Under these scenarios, we may continue to provide ground handling and support services under an industry-standard ground handling agreement; however, Continental will be responsible for the station’s fixed expenses.

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

            Ground Handling.  Airlines provides ground handling and other support services, including baggage handling, station operations, ticketing, gate access and other passenger, aircraft and traffic servicing functions for Continental at several of our airport locations.  In exchange, Continental pays us an amount equal to Airlines’ incremental cost for providing these services.  Continental provides the same services for Airlines at its stations, including its hub airports.  The cost for these services is based on the number of scheduled aircraft and the rates stipulated in the Continental CPA.  Effective January 1, 2007, we began providing ground handling and other support services at fixed rates for other Continental Airlines regional service providers including Republic and Colgan that operate under the Continental Express banner at 15 Continental/Continental Express stations.  Additionally, during 2008, Continental began transitioning our ground handling services at all of their airport locations to an all Continental managed program, with us providing specific ground handling services at a majority of these stations under an industry-standard ground handling agreement at fixed rates, outside of the Continental CPA. These services will be reflected in our Aviation Services line of business.

            Most Favored Nations.  As part of the Amended Continental CPA, the most favored nations clause was removed.  We are free to negotiate capacity purchase agreements with other airlines without any impact to our Continental CPA.

            Change of Control.  If we experience a change of control without Continental’s consent, Continental can terminate the Amended Continental CPA for breach.  Under the agreement, a change of control of our Branded Flying is defined as:

•

our merger or consolidation with a Major Network Carrier other than Continental, which is defined as Alaska Airlines, American Airlines, Delta, Southwest Airlines, United and US Airways (or their successors)

•

the acquisition by a Major Network Carrier or any other entity, or group of entities acting in concert with a Major Network Carrier, other than Continental and its subsidiaries, of more than 25% of our capital stock or voting rights;

•	our acquisition of 25% or more of the capital stock of a Major Network Carrier (other than Continental and its successors and any subsidiaries);
•	our acquisition of all or substantially all airline assets of a Major Network Carrier;
•	the sale or other disposition of all or substantially all of our airline assets to a Major Network Carrier other than Continental;
•	our entering into definitive agreements relating to the foregoing matters.

            Labor Disruption.  Upon the occurrence of a union-authorized labor strike, the Continental CPA provides that:

•	Airlines will be compensated only for the flights it completes;
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

•	if the strike results in our failure to complete at least 75% of our scheduled flights for three consecutive days, Continental is entitled to terminate the agreement for breach.

            In addition, a labor disruption other than a union-authorized strike may cause us to be in material breach of the Continental CPA.  Under the agreement, whenever Airlines fails to complete at least 90% of its aggregate scheduled flights (based on available seat miles) in three consecutive calendar months or at least 75% of its aggregate scheduled flights (based on available seat miles) in any 45-day period (in each case, excluding flights cancelled due to union-authorized labor strikes, weather, air traffic control or non-carrier specific airworthiness directives or regulatory orders), we will be deemed to be in material breach of the agreement.  In addition, if we have a controllable completion factor for any two consecutive months of 97.5% or below, or a controllable on-time departure rate for any 60 consecutive days of 82.5% or below, we will be in material breach of the agreement.  A labor disruption other than a union-authorized strike could cause Airlines to fail to meet these operational requirements and, as a result, cause us to be in material breach of the agreement.  See further discussions below regarding remedies for breach of the agreement by either Continental or us.

            Term and Termination of Agreement and Remedies for Breach.  The Continental CPA is scheduled to terminate on June 30, 2015.  Continental may terminate the agreement for cause without notice.  “Cause” is defined as:

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

            Disposition of Aircraft upon Early Termination.  If Continental terminates the Continental CPA for cause or breach, it will also have the right at that time to terminate Airlines’ leases or subleases for aircraft covered by the agreement and take possession of these aircraft.

            Amendment of Embraer and Rolls Royce Contracts.  We are prohibited, without Continental’s consent, from amending Airlines’ aircraft purchase agreements with Embraer for the current 274 aircraft to change the pricing, financing or leasing arrangements, or to make any other changes that may be expected to adversely affect Continental’s rights under the Continental CPA or our ability to perform our obligations under the agreement.  We have also agreed to acquire Continental’s consent for any amendment of Airlines’ Embraer aircraft purchase agreements that reduce the financing or other obligations of Continental, provided that the amendment does not increase Airlines’ obligations under these agreements.  We are also prohibited, without Continental’s consent, from amending our power-by-the-hour agreement with Rolls Royce Corporation (“Rolls Royce”) in any manner that adversely affects Continental’s or our engine maintenance costs for the aircraft subject to the Continental CPA.

            Indemnification.  In general, we have agreed to indemnify Continental and it has agreed to indemnify us for any damages caused by any breach of our respective obligations under the Continental CPA or caused by our respective actions or inactions under the agreement.

            Other Agreements with Continental.  Prior to 2007, under an administrative services agreement, Continental provided us with services such as information technology support, transaction processing, insurance and risk management, treasury administrative services, corporate real estate and environmental affairs.  In 2007, Continental stopped providing these services and, as a result, we transitioned most information technology support, general ledger, accounts payable, payroll, and treasury administrative services from them to begin performing them independently.  Airlines also has a fuel purchasing agreement with Continental, under which Continental manages all of Airlines’ fuel purchasing requirements under the Continental CPA.  Under the Amended Continental CPA, Continental no longer charges us for these services.  Currently, our administrative services agreement with Continental is limited to technology associated with the Continental infrastructure, minimal HR support related to some employee travel benefits and real estate services as necessary to support our Continental Express flying.

            In addition, we have a tax agreement with Continental that provides, among other things, for our payment of all or a significant portion of the tax benefits we realize as a result of an internal reorganization performed before our initial public offering in 2002.  Since our initial public offering, we have made net payments of approximately $122.5 million to Continental under the tax agreement and could pay Continental as much as an additional $234.6 million through 2017.  See Item 8.  "Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10 – Income Taxes" for a detailed discussion of our income taxes and our tax agreement with Continental.

            Contract Flying – Delta CPA

            During 2008, we averaged over 35 daily departures and offered scheduled passenger service to over 20 destinations in North America.  We generated $43.8 million of revenue from January through August 2008.

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

            Contract Flying – Corporate Aviation

            We expanded our Corporate Aviation division to 30 aircraft in 2008.  These aircraft are now dedicated to existing and new long-term agreements and ad-hoc charter service arrangements.  Our Corporate Aviation division continues to focus on corporate shuttles, entertainment / sports, and government businesses.  As of December 31, 2008, our Corporate Aviation division has contracted with seven customers with long-term agreements spanning the next 12 months.  Certain Corporate Aviation customers typically prepay deposits for flights based on a percentage of estimated charges to be incurred.  These prepayments are held in escrow and recorded as restricted cash and deferred revenue until the flights are completed.  At that time we recognize the associated revenue and release the funds from escrow into our cash account.

            Corporate Aviation’s goal is to provide group travelers a comfortable, cost-effective and fully customizable travel experience that is unmatched by our competitors.  Additionally, our objective is to make jet charter the ultimate and most satisfying solution to getting people where they need to be.  We are providing such travel solutions to corporations, including other air carriers from time to time, collegiate athletic departments, sports franchises, government entities, hospitality companies and others.  Our pricing structure is based on a contracted fee plus reconciliation payments for uncontrollable costs (including items such as fuel and deicing) for the full amount from which actual costs differ from estimates.

            The aircraft are flown under Airlines’ operating certificate issued by the FAA.

            We understand that every group travel situation is different.  Therefore, we have reconfigured our aircraft and are currently offering two different seat-configurations on our Corporate Aviation division fleet.

•	Our 41-seat passenger jet provides additional space for the customer. The seats in this configuration provide a 38-inch pitch, which is equivalent to a first class seat in a Boeing 737-800.
•	Our 50-seat passenger jet allows for larger groups, which helps maximize travel efficiency.

            All of our seats are leather, memory foam cushioned seats and include XM Satellite Radio with over 100 channels of audio entertainment.  In addition to our basic amenities (such as providing blankets to each passenger and standard catering) customized flight service options give customers an opportunity to create a unique flight experience.

            We generated $39.8 million in revenue as of December 31, 2008, and anticipate that revenues will continue to grow in this division as we continue to establish long-term relationships which should result in greater predictability in this operation.

            Branded Flying

            ExpressJet Brand & Delta Prorate.  Our year ended December 31, 2008 was one of transition.  During the year we dramatically reshaped our business in order to adapt to the unprecedented high fuel costs and other challenges facing the industry.  As part of the transition, we suspended our Branded Flying operations.  Furthermore, we mutually agreed with Delta to terminate the Delta Prorate effective September 2, 2008.  In connection with these capacity reductions and the transition of 39 aircraft back to Continental, we incurred total special charges of $22.4 million, including aircraft ($2.1 million), employee reductions ($19.2 million) and certain other charges ($1.1 million).  These amounts were offset by $18 million related to terminations payments and adjustments to our air traffic liability due to the cessation of Branded Flying.

            Aviation Services

            Aviation Services includes our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as Services.  We will continue to leverage our operational expertise developed from this business segment to cost-effectively serve our current customers and attract new customers.

            Our 2009 Outlook

            General

            Many factors could materially affect our results of operations; 2009 will be a challenging year for us.  Among the most significant factors outside our control are economic conditions, possible industry consolidation and further capacity cuts from major network carriers.

            The U.S. economy is in a recession.  The airline industry is highly cyclical, and the growth in demand for air travel is correlated to the growth in the U.S. and global economies.  A prolonged economic recession and further capacity cuts from network carriers could have an adverse effect on our results of operations and financial condition.

            In 2009, our focus is primarily on factors within our control, including:

•	controlling our internal costs, such as crew, wages and outside services costs;
•	managing our working capital through partnering with our suppliers and pursuing receivable collections diligently;
•	managing our existing charter customers and promoting additional services;
•	negotiating additional longer-term contracts for our corporate charters; and
•	continuing to deliver consistent and reliable services in our capacity flying with Continental.

            Absent a combination of adverse factors outside of our control, such as a significant further deterioration of the U.S. economy, Continental’s inability to pay us pursuant to the terms of the existing capacity purchase agreement, or industry consolidation, which could result in the formation of one or more airlines with greater financial resources than ours to compete more aggressively in the markets we operate, we expect to breakeven or have slight positive cash contribution from our operations in 2009.  We continue to seek to stimulate demand for our charter flying with corporations, entertainment entities, casinos and other frequent group travelers.

            As of December 31, 2008, our available liquidity, including restricted and unrestricted cash, and our ARS, was $119.4 million.  In early 2008, we invested approximately $65 million in ARS which are primarily backed by student loans that are guaranteed by the U.S. government and have AAA long-term ratings from Moody’s and Standard & Poor’s.  The fair value of our ARS was $41.4 million as of December 31, 2008.  For a detailed list of our current ARS, please see Exhibit 10.14.  The securities are held at Citigroup Global Markets, Inc., Banc of America Securities, LLC and Royal Bank of Canada Capital Markets.  While the contractual maturities of the underlying securities within these ARS fall primarily in years maturing after 2030, each security has a reset period of either seven or 28 days.  Beginning February 11, 2008, auctions for these securities were not successful, resulting in our continuing to hold them and the issuers paying interest.  Additionally, during the fourth quarter 2008, two of our ARS holdings were sold at nominal discounted rates, resulting in approximately $9.9 million being reclassified as unrestricted cash.

            Subsequent to year-end, we monetized $4.2 million of our ARS holdings for 87.5% of the securities face value.  We continue to monitor the ARS market and will aggressively pursue monetizing the assets at or near face value through additional market transactions and recently initiated litigation against Royal Bank of Canada related to such investments brokered by the firm.

            We believe that our existing liquidity, projected 2009 cash flows, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2009.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations.

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

            In the long term, failure to control our costs would prevent us from remaining competitive and reduce our ability to limit losses including the opportunities to attract additional corporate customers or to survive a prolonged economic downturn.

Critical Accounting Policies and Estimates

            Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect reported amounts and related disclosures.  We have identified the accounting policies and estimates below as critical to our business operations and understanding of our results of operations.  The SEC has defined critical accounting policies and estimates as the ones that are most important to the presentation of a Company’s financial condition and results and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  For all of these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require judgment.  The discussion below is not intended to be a comprehensive list of our accounting estimates and policies.  For a detailed discussion on the application of our accounting policies, see Item 8.  “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1.”

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Revenue Recognition

Contract Revenues.  We recognize our operating revenue under contractual arrangements, such as the Continental CPA and Delta CPA, pursuant to the terms of the contracts.  Operating revenues from these contracts have been classified as passenger revenue.  Under the Amended Continental CPA, we derive our revenue based on fixed block hour rates multiplied by the block hours flown for the period thereby reducing or eliminating the risk of misinterpretation of the agreement.

Contract Revenues. We recognize as revenue compensation received from Continental for reimbursement of our fixed costs as such amounts are deemed non-refundable, nor subject to credit risk.

Contract Revenues.  Related to the Amended Continental CPA, we also entered into a settlement agreement with Continental to release the parties’ claims at the time of the agreement to amend the then existing capacity purchase agreement, relating to certain identified payments under such capacity purchase agreement, including disputes previously disclosed as possible matters for arbitration.   As such, the revenue recognized under the Continental CPA through June 30, 2008 is not subject to dispute.

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

As of December 31, 2008, our allowance for obsolescence related to our spare parts and supplies was approximately $12.9 million.

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

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets is allocated to our Contract flying segment.  Due to the changed economics associated with the Amended Continental CPA, we performed an impairment analysis under SFAS 142 in 2008 and concluded that the Reorganization Value in Excess of Amounts Allocable to Identifiable Assets was fully impaired and we recorded a non-cash charge of $12.8 million.  The impairment charge is reflected in the line “Impairment of fixed assets and goodwill” on our consolidated statement of operations for the year ended December 31, 2008.

Fair Value Measurements

Cash and Short-term Investments. Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157) provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market based inputs over entity-specific inputs.  SFAS 157 also establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  As of December 31, 2008 we held cash equivalents and short-term investments in ARS that were required to be measured at fair value.  We determine the fair value of our cash equivalents using a market approach.  The market approach used prices and other relevant information generated by market transactions involving identical assets.  We determine fair value for our ARS based on inputs which are unobservable and significant to the fair value measurement such as the timing of expected future cash flows, underlying collateralization, creditworthiness of the counterparties, and a discount rate that accounts for relevant market conditions.

Cash and Short-term Investments. Currently, there is not an active market for our ARS, accordingly; we determine fair value using a discounted cash flow model. Our model contains uncertainties because it requires management to make assumptions and to apply judgment to estimate discount rates, anticipated maturity, industry and economic factors and other key metrics.

Cash and Short-term Investments. In February 2008, we invested $65 million in ARS which are classified as available-for-sale securities and are held at fair value.  In accordance with SFAS 157, we recorded an other-than-temporary impairment of $13.7 million. A 10% change in our impairment assessment would have decreased net loss for the year ended December 31, 2008 by $1.4 million.  We consistently applied the fair value approach to our ARS throughout 2008 and recorded $0.5 million in net unrealized loss to other comprehensive income.

Convertible Secured Notes.  Our 11.25% Convertible Secured Notes due 2023 were recorded at fair value at the date of issuance in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”  as the expected cash flows of the new instrument were 10% greater than the cash flows of our 4.25% Convertible Notes due 2023.

Convertible Secured Notes. We determine fair value using quoted market prices for identical assets in a market that has limited trading and is stressed due to the current credit crisis.

Convertible Secured Notes.  In 2008, we amended the indenture governing the Convertible Secured Notes which triggered us to record a gain from debt discount of $27.8 million that will be amortized over the life of the new instrument up to the first date at which we may be required to repurchase the notes in August 2011, resulting in a decrease to non-operating income.

Long-Lived Assets

Long-lived assets, primarily consisting of investments in other entities and flight and ground equipment assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset’s estimated future undiscounted cash flows.  If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value.  We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.  If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis and, if applicable, will be depreciated over the remaining useful life of that asset.

Long-Lived Assets Our impairment loss calculations contain uncertainties as they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values.

Long-Lived Assets

We have consistently applied our impairment loss methodology during the past three fiscal years.   As a result of our impairment tests in 2008 we recorded impairment charges of $15.8 million to write the long-lived assets to their estimated fair values.  The assets impaired were determined to have no value so no portion of the impairment charge will result in future cash expenditures.

Income Taxes

We record a valuation allowance against our deferred tax assets when we conclude it is more likely than not that we will be unable to generate adequate taxable income of the appropriate character, to utilize such assets.  The tender offer and partial redemption in August 2008 of the 4.25% Convertible Notes due 2023 caused us to trigger a change in ownership limitation under Section 382 of the Internal Revenue Code in August 2008.  Due to the decrease in our market capitalization, the Section 382 change triggered in August 2008 resulted in our conclusion that it was more likely than not that we would not be able to utilize our deferred tax assets due to this limitation and therefore we recorded an increase of $19.3 million to the valuation allowance.

Income Taxes

This determination requires management to make judgments regarding expectations of future taxable income.  The Section 382 limitation may impact payments due or refundable under the tax agreement with Continental because the certain deductions that are limited under Section 382 are the same tax attributes that drive our payment obligations under the tax agreement.

Income Taxes If amounts are deemed recoverable under the tax agreement, then an adjustment may be required to reduce our valuation allowance.

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

            Recently Issued Accounting Standards

            In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a ‘‘net settlement feature’’, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  The adoption of FSP APB 14-1 will affect the historical accounting for our Original 4.25% Convertible Notes and our 11.25% Convertible Secured Notes due 2023.  We are continuing to evaluate the impact of this standard to our results of operations and financial position however; we expect that the ultimate application of FSP APB 14-1 will result in an increase in interest expense for the years presented.  In addition, the company is evaluating the impact this standard will have on our 11.25% Convertible Secured Notes due 2023.

Operations Review

            Under the terms of the Amended Continental CPA, we are not reimbursed for certain costs, primarily fuel, aircraft rent and certain ground handling services, which were previously recorded as revenue.  Accordingly revenues from July 1, 2008 forward under our contract flying with Continental are different than prior to the Amended Continental CPA.  Additionally in September 2008, we ceased our Branded Flying which began in April 2007.  Accordingly, results between 2008 and 2007 are not comparable.

            Selected Financial Information

	Year Ended December 31,

	2008	Increase/ (Decrease) 2008-2007	2007	Increase/ (Decrease) 2007-2006	2006

	(In thousands, except per share data and increase/decrease %’s)
Statement of Operations Data:
Operating revenue	$1,318,213	(21.8%)	$1,685,545	0.2%	$1,682,156
Operating expenses	1,434,668	(20.0%)	1,792,416	16.3%	1,541,085
Operating income (loss)	(116,455)	9.0%	(106,871)	n/m	141,071
Nonoperating income (expense), net	23,663	n/m	(1)	n/m	5,385
Net Income (loss)	(88,195)	25.5%	(70,248)	n/m	92,565
Basic earnings (loss) per share	(7.83)	(40.1%)	(13.08)	n/m	17.18
Diluted earnings (loss) per share	(7.83)	(40.1%)	(13.08)	n/m	15.64

            Statistical Information

	Year Ended December 31,

	2008	Increase/ (Decrease) 2008-2007		2007	Increase/ (Decrease) 2007-2006		2006

Operating Statistics:
Revenue passenger miles (millions) (1)	9,564	(5.0%)		10,071	(2.2%)		10,297
Available seat miles (millions) (2)	12,606	(7.1%)		13,575	2.8%		13,200
Passenger load factor (3)	75.9%	1.7	pts	74.2%	(3.8	pts)	78.0%
Operating cost per available seat mile (cents) (4)	11.38	(13.8%)		13.20	13.1%		11.67
Block hours (5)	828,840	(9.6%)		916,756	n/m		916,718
Operating cost per block hour (dollars) (6)	1,731	(11.5%)		1,956	16.4%		1,681
Departures	433,289	(11.5%)		489,489	(0.4%)		491,598
Average price per gallon of fuel, including fuel taxes (cents) (7)	132.00	32.0%		100.00	40.4%		71.20
Fuel gallons consumed (millions)	172.9	(46.5%)		323.2	1.3%		319.1
Average length of aircraft flight (miles)	594	4.4%		569	3.6%		549
Average daily utilization of each aircraft (hours) (8)	8.50	(7.3%)		9.17	(0.8%)		9.24
Completion factor	97.4%	(0.2	pts)	97.6%	(0.3	pts)	97.9%
Revenue passengers (thousands)	15,629	(10.0%)		17,365	(4.4%)		18,173
Actual aircraft in fleet at end of period	244	(10.9%)		274	0.0%		274

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)

Operating cost per available seat mile is operating costs divided by available seat miles.  The reimbursable expenses are different under the terms of the Amended Continental CPA versus the Original Continental CPA, and therefore costs are inconsistent with prior periods, beginning July 2008.

(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Operating cost per block hour is operating costs divided by block hours.
(7)

Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and, therefore, effective July 1, 2008, fuel expense is no longer included in our statements of operations for our Continental Express flying.  Prior to July 1, 2008 fuel cost used in calculations includes cost of fuel and related fuel tax.  Airlines incurred fuel expense and fuel tax equal to the lower of the actual cost or the agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively, based on our fuel purchase agreement with Continental.  In 2007, our fuel activity included purchases to support our various business platforms outside of the Continental CPA.  These purchases were executed through an agreement with an independent third party at an average price per gallon of $2.43, which represents 16.7% of our total fuel consumption for 2007.

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

            Comparison of 2008 to 2007

            Operating Revenue and Segment Profit / (Loss)

            The table below (in millions, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from 2008 to 2007.  Before 2007 we did not have any segments that were deemed material.  As such, revenues and costs are shown in Contract Flying only.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 244 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  We believe that the presentation of our consolidated shared costs and transition costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Fiscal Year

	2008	% Total Revenue	2007	% Total Revenue	Increase/ (Decrease)	Change %

Revenue from customers:
Contract Flying	$1,059.3	80.4%	$1,471.5	87.3%	$(412.2)	(28.0)
Branded Flying	222.0	16.8	180.5	10.7	41.5	23.0
Aviation Services	43.8	3.3	41.0	2.4	2.8	6.8
Eliminations	(6.9)	(0.5)	(7.5)	(0.4)	0.6	8.0
Total revenue from customers	1,318.2	100.0	1,685.5	100.0	(367.3)	(21.8)
Direct segment costs:
Contract Flying	792.6	60.1	1,128.5	67.0	(335.9)	(29.8)
Branded Flying	289.9	22.0	295.1	17.5	(5.2)	(1.8)
Aviation Services	23.8	1.8	25.4	1.4	(1.6)	(6.3)
Eliminations	(6.9)	(0.5)	(7.5)	(0.4)	0.6	8.0
Total direct segment costs	1,099.4	83.4	1,441.5	85.5	(342.1)	(23.7)
Segment profit / (loss)	218.8	16.6	244.0	14.5	(25.2)	(10.3)
Special charges (1)	(43.2)		—
Other shared expenses, including transition costs	(292.1)		(350.9)
Gain from debt discount	27.8		—
Settlement of fuel contracts (2)	23.1		—
Impairment charge on investments	(21.5)		(7.0)
Amortization of debt discount	(3.6)		—
Interest expense	(9.1)		(8.5)
Interest income	6.6		17.1
Other income (loss)	0.4		(1.6)
Consolidated income (loss) before income taxes	(92.8)		(106.9)
Income tax benefit (expense)	4.6		36.6
Net Loss	(88.2)		(70.3)

(1)	The $43.2 million in special charges consists of $29.7 million and $13.5 million related to suspension of our Branded Flying and Contract Flying segments, respectively.
(2)	The $23.1 million received for settlement of fuel contracts relates to the Branded Flying segment.

            The table below (in millions, except percentage data) sets forth the segment profit (loss) in 2008 and 2007 for each segment.

	Contract Flying		Branded Flying		Aviation Services

	2008	Total Revenue %	2008	Total Revenue %	2008	Total Revenue %

Revenue from customers:	$1,059.3	100.0	$222.0	100.0	$43.8	100.0
Direct segment costs:	792.6	74.8	289.9	130.6	23.8	54.4
Segment profit / (loss)	266.7	25.2	(67.9)	(30.6)	20.0	45.6

	Contract Flying		Branded Flying		Aviation Services

	2007	Total Revenue %	2007	Total Revenue %	2007	Total Revenue %

Revenue from customers:	$1,471.5	100.0	$180.5	100.0	$41.0	100.0
Direct segment costs:	1,128.5	76.7	295.1	n/m	25.4	62.0
Segment profit / (loss)	343.0	23.3	(114.6)	n/m	15.6	38.0

            Contract Flying.   The decrease in operating revenue and expenses within our Contract Flying segment is primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly and was based on a formula designed to provide Airlines with a target operating margin of 10%.  The Amended agreement provides payments to us at a pre-determined rate based on block hours flown that are considerably lower than the rates under the original agreement.  Likewise, under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the Amended Continental CPA and, therefore, these items are not included in our statements of operations for the quarter-ended September 30, 2008 and thereafter.  In addition, Delta and ExpressJet mutually agreed in July 2008 to terminate their CPA effective September 2, 2008.

            Branded Flying.  We began Branded Flying on April 2, 2007 and ended operations September 2, 2008.  In July 2008, we announced we would suspend flying under the ExpressJet brand and Delta Prorate agreement effective September 2008 due to record high fuel prices that made the Branded Flying operations impossible to sustain.  We were not profitable in this operation in 2008 or 2007.  Revenues from this flying were approximately 17% of our total operating revenue for 2008 and slightly less than 11% of our total operating revenue for 2007.  Average load factor within this segment was 69.1% in 2008 versus 55.7% in 2007.  In spite of seeing improvements in operations in 2008 over 2007, unprecedented high fuel costs continued to be the driving force in determining Branded Flying’s profitability and as such we chose to suspend the operations.  We recognized $18 million in revenue as a result of the suspension of operations due to adjustments to our air traffic liability, frequent flier plan and certain termination payments.

            Aviation Services.   In 2008, Aviation Services had a segment profit margin of 45.6%, up from 38% in 2007.  This increase is due primarily to additional ground handling contracts secured at more favorable rates than in 2007.

            Operating Expenses

            The table below (in million, except percentage data) sets forth the changes in operating expenses from 2008 to 2007.

	Fiscal Year

	2008	Total Revenue %	2007	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries, and related costs	$397.5	30.2	$437.6	26.0	$(40.1)	(9.2)
Aircraft fuel and related taxes	228.0	17.3	323.2	19.2	(95.2)	(29.5)
Aircraft rentals	197.1	15.0	344.2	20.4	(147.1)	(42.7)
Maintenance, materials and repairs	197.4	15.0	202.5	12.0	(5.1)	(2.5)
Other rentals and landing fees	96.2	7.3	119.2	7.1	(23.0)	(19.3)
Ground handling	59.6	4.5	97.2	5.8	(37.6)	(38.7)
Outside services	48.6	3.7	58.3	3.5	(9.7)	(16.6)
Marketing and distribution	25.7	1.9	31.4	1.9	(5.7)	(18.2)
Depreciation and amortization	33.4	2.5	30.0	1.8	3.4	11.3
Impairment of fixed assets and goodwill	20.8	1.6	—	—	20.8	n/m
Special charges	22.4	1.7	—	—	22.4	n/m
Other operating expenses	108.0	8.2	148.8	8.8	(40.8)	(27.4)
Total Operating Expenses	1,434.7	n/m	1,792.4	n/m	(357.7)	(20.0)

            Wages, salaries & related costs decreased 9.2% from 2007 to 2008 primarily due to head count reduction in our work force related to the suspension of Branded Flying operations.  Additionally certain wage concessions were agreed to in 2008 under some of Airlines’ collective bargaining agreements and bonus plans were trimmed for 2008 due to our continuing losses.

            In the future, we anticipate that our wages, salaries and related costs may be affected by the following factors:

•	wage increases to incentivize key personnel to remain with us as we continue to stabilize our Company;
•	wage rate increases in accordance with our collective bargaining agreements as a result of higher seniority of our work force; and
•	projected increases in health and medical benefit costs.

            Aircraft fuel and related taxes decreased 29.5% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Prior to July 1, 2008, our fuel price, including related fuel taxes, was capped at 71.20 cents per gallon under the original Continental CPA.  Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all aircraft covered by the Amended Continental CPA and, therefore, the related expense is no longer included in our statements of operations.

            Aircraft rentals  decreased 42.7% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is responsible for paying aircraft rent for all aircraft under that arrangement and, therefore, the related expense is no longer included in our statements of operations.  In addition, lease payments for the 30 aircraft operating outside of the Amended Continental CPA are contracted at significantly lower rates than previous years.

            Other rentals and landing fees decreased 19.3% from 2007 to 2008.  Airport facilities and landing fees expense was down due to decrease in contract flying in 2008 and changes due to new CAL CPA effective July 1, 2008.  Outside simulator rent was significantly higher in 2007 due to the start-up of the new lines of business and the need to train additional staff.

            Ground Handling decreased 38.7% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is responsible for ground handling for all Continental managed stations.  In addition, under the Amended Continental CPA, Continental is responsible for the cost of providing fueling services for all aircraft covered by the Amended Continental CPA and, therefore, the related ground handling and aircraft servicing expense is no longer included in our statements of operations.

            Outside services decreased 16.6% from 2007 to 2008 primarily due to a decrease in expenses incurred to support our diversification strategy in 2007 and a reduction of approximately 50% in CAL admin fees earned in 2008.  This fee was cancelled in the Amended Continental CPA.

            Marketing and distribution decreased 18.2% primarily due to the suspension of flying under our ExpressJet brand and Delta pro-rate arrangement effective September 2, 2008.  All marketing and distribution cost for aircraft operating within the Continental CPA is incurred by Continental.

            Depreciation and amortization  increased 11.3% from 2007 to 2008.  This increase is primarily due to the full year impact of capital additions and improvements incurred in prior years as we ramped up for new operations.  The increase was partially offset by the reduced depreciation associated with our suspension of Branded Flying as we impaired $8 million of capital assets used to support these operations,

            Impairment charges on fixed assets and goodwill increased $20.8 million primarily due to a $12.8 million non-cash impairment of goodwill related to the Continental CPA, and a $8.0 million non-cash impairment to write-off certain capital assets, primarily non-moveable equipment, building and aircraft improvements.  Similar impairment charges did not occur in 2007.

            Special charges increased $22.4 million primarily due to the suspension of flying under our branded commercial passenger flight operations and our capacity purchase and pro-rate agreements with Delta Airlines in September 2008.  In connection with these capacity reductions and the transition of up to 39 aircraft back to Continental, we incurred special charges of $21.7 million related to aircraft, employee reductions and certain other charges in addition to a $0.7 million non-cash charge related to previously disputed base closure costs associated with the original Continental CPA.  Similar impairment charges did not occur in 2007.

            Other operating expenses decreased by 27.4% in 2008 as compared to 2007 primarily due to the suspension of operations announced July 2008 for certain business lines.  Employee related expenses such as per diem, travel & relocation, and hotels declined in relation to the reduction in employee head count.  Passenger services and catering related expenses declined as the suspended business operations wound down.

            Non-Operating Expenses

            The table below (in millions, except percentage data) sets forth the changes in non-operating expenses from 2008 to 2007.

	Fiscal Year

	2008	Total Revenue %	2007	Total Revenue %	Increase / (Decrease)	Change %

Gain from debt discount	27.8	2.1	$—	—	27.8	n/m
Settlement of fuel contracts	23.1	1.8	—	—	23.1	n/m
Impairment charge on investments	(21.5)	(1.6)	(7.0)	(0.4)	(14.5)	n/m
Amortization of debt discount	(3.6)	(0.3)	—	—	(3.6)	n/m
Interest expense	(9.1)	(0.7)	(8.5)	(0.5)	(0.6)	7.1
Interest income	5.8	0.4	15.7	0.9	(9.9)	(63.1)
Capitalized interest	0.8	0.1	1.3	0.1	(0.5)	(38.5)
Equity investment loss	(1.3)	(0.1)	(1.3)	(0.1)	—	n/m
Other, net	1.7	0.1	(0.3)	—	2.0	n/m
Total Non-Operating Expenses	23.7	1.8	(0.1)	n/m	23.8	n/m

            Gain from debt discount was $27.8 million as we recorded, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” our $68.5 million 11.25% Convertible Notes due 2023 to a fair value of $40.7 million, net of a debt discount that was recorded as a non-recurring gain under non-operating income for 2008.

            Settlement of fuel contracts $23.1 million as we recorded the sale of our fixed forward purchase contracts for periods subsequent to September 2, 2008.

            Impairment charge on investments was $21.5 million for 2008 as compared to $7.0 million for 2007.  A $13.7 million impairment was recorded on our ARS investment in 2008.  The need to record an other-than-temporary decline in valuation was caused by the uncertainty in the ARS market and the fact we may need to liquidate these investments before it recovers. Impairments on our equity investments of $7.8 million and $7.0 million were recognized during 2008 and 2007, respectively.  We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. See Item 8  “Financial Statements and Supplementary Data” – Note 1 - “Summary of Significant Accounting Policies” for further information on our ARS and Note 6 – “Investments in Other Entities” for further discussion of the equity impairments.

            Amortization of debt discount  represents amortization of the fair value adjustment of $27.8 million recorded as a gain that will be recognized to non-operating income until August 2011, the next put date of our 11.25% Convertible Secured Notes due 2023.

            Interest income decreased primarily due to the volume of cash invested as well as decreases in the rate of interest earned.

Comparison of 2007 to 2006

            Operating Revenue and Segment Profit / (Loss)

            The table below (in millions, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from 2007 to 2006.  Before 2007 we did not have any segments that were deemed material.  As such, revenues and costs are shown in Contract Flying only.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 274 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  Additionally, due to the transition of our 69 aircraft released from the Continental CPA in 2007, we incurred approximately $13.6 million in transition expenses associated with painting, maintenance modifications and training to ready our operation for flying outside of the Continental CPA.  These costs were not included in our measurement of segment profitability as they are expected to be nonrecurring.  We believe that the presentation of our consolidated shared costs and transition costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Fiscal Year

	2007	Total Revenue %	2006	Total Revenue %	Increase/ (Decrease)	Change %

Revenue from customers:
Contract Flying	$1,471.5	87.3	$1,686.4	100.2	$(214.9)	(12.7)
Branded Flying	180.5	10.7	—	—	180.5	n/m
Aviation Services	41.0	2.4	—	—	41.0	n/m
Eliminations	(7.5)	(0.4)	(4.2)	(0.2)	(3.3)	78.6
Total Revenue from customers	1,685.5	100.0	1,682.2	100.0	3.3	0.2
Direct segment costs:
Contract Flying	1,128.5	67.0	1,245.0	74.0	(116.5)	(9.4)
Branded Flying	295.1	17.5	—	—	295.1	n/m
Aviation Services	25.4	1.4	—	—	25.4	n/m
Eliminations	(7.5)	(0.4)	(4.2)	(0.2)	(3.3)	78.6
Total Direct segment costs	1,441.5	85.5	1,240.8	73.8	200.7	16.2
Segment profit / (loss)	244.0	14.5	441.4	26.2	(197.4)	(44.7)
Shared expenses, including transition costs	(350.9)		(300.3)
Interest expense	(8.5)		(7.3)
Interest income	17.1		15.0
Other	(8.6)		(2.3)
Consolidated income/loss before income taxes	(106.9)		146.5

            The table below (in millions, except percentage data) sets forth the segment profit (loss) in 2007 for each segment.  Before 2007 we did not have segments that were deemed material.  As such, a similar table for 2006 is not presented.

	Contract Flying		Branded Flying		Airport Services

	2007	Total Revenue %	2007	Total Revenue %	2007	Total Revenue %

Revenue from customers:	$1,471.5	100.0	$180.5	100.0	$41.0	100.0
Direct segment costs:	1,128.5	76.7	295.1	n/m	25.4	62.0
Segment profit / (loss)	343.0	23.3	(114.6)	n/m	15.6	38.0

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

            Branded Flying.  We began Branded Flying on April 2, 2007.  Although passenger revenue from such flying was less than 11% of our total operating revenue for 2007, we believed that our passenger revenue would continue to grow contingent upon our ability to use marketing and promotion programs to shift our traffic mix from heavily leisure travel to more business/corporate travel.

            We were not profitable in this operation in 2007.  Our results of operations were impacted by record high fuel prices, similar to the rest of the airline industry and an average load factor for 2007 being 55.7%.  Therefore for fuel, we implemented a strategy by entering into fixed forward price contracts with our fuel provider using a systematic method for determining the volume and the price for which to enter into the contracts for a rolling 12-month period on a quarterly basis.  Our average load factor primarily resulted from several factors including a lack of brand awareness and a very aggressive redeployment of aircraft to Branded driven by the pace of the aircraft coming out of the Continental CPA.  As outlined above, to increase our load factor we tried to shift our traffic mix from heavily leisure to more business/corporate travel.  Although our fixed forward price fuel contracts partially mitigated our exposure to fuel price fluctuation, fuel continued to be a driving force in determining Branded Flying’s profitability along with our ability to shift our traffic mix from leisure to more business travel.  Additionally, we incurred marketing and distribution costs related to supporting the revenues for this segment.  Under the terms of our contractual flying, these costs were incurred by the major airline with which we contracted.

            Aviation Services.  Aviation Services was included in Contract Flying in 2006 as it was not deemed material for segment reporting purposes.  In 2007, Aviation Services had a segment profit margin of 38.0%.  This segment profit margin and increases in operations for aviation services was related to additional fixed-rate contracts for ground handling which began in 2007.

            Operating Expenses

            The table below (in millions, except percentage data) sets forth the changes in operating expenses from 2007 to 2006.

	Fiscal Year

	2007	Total Revenue %	2006	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries, and related costs	$437.6	26.0	$386.7	23.0	$50.9	13.2
Aircraft rentals	344.2	20.4	332.4	19.8	11.8	3.5
Aircraft fuel and related taxes	323.2	19.2	227.2	13.5	96.0	42.3
Maintenance, materials and repairs	202.5	12.0	191.4	11.4	11.1	5.8
Ground handling	97.2	5.8	99.9	5.9	(2.7)	(2.7)
Other rentals and landing fees	119.2	7.1	115.6	6.9	3.6	3.1
Outside services	58.3	3.5	51.3	3.0	7.0	13.6
Marketing and distribution	31.4	1.9	0.1	0.0	31.3	n/m
Depreciation and amortization	30.0	1.8	25.8	1.5	4.2	16.3
Other operating expenses	148.8	8.8	110.7	6.6	38.1	34.4
Total Operating Expenses	1,792.4	n/m	1,541.1	91.6	251.3	16.3

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

            Aircraft fuel and related taxes increased 42.3% from 2006 to 2007.  This increase was primarily due to the diversification of our operations into other business platforms.  Our fuel price, including related fuel taxes, was capped at 71.20 cents per gallon by the Continental CPA while the average price of our fuel, included related fuel taxes, for our operations outside of the Continental CPA was $2.43 per gallon.

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

            Depreciation and amortization increased 16.3% from 2006 to 2007.  This increase was primarily due to capital additions and improvements necessary to run our new operations.

            Other operating expenses increased 34.4% from 2006 and 2007 primarily caused by passenger services and catering-related expenses incurred to support our operations outside of the Continental CPA.  Additionally, crew related charges, such as per diem, hotel cost and relocation expenses, increased due to higher rates and increased flight operations partially resulting from our transition activities.

            Non-Operating Expenses

            The table below (in millions, except percentage data) sets forth the changes in non-operating expenses from 2007 to 2006.

	Fiscal Year

	2007	Total Revenue %	2006	Total Revenue %	Increase / (Decrease)	Change %

Interest expense	$(8.5)	0.5	$(7.3)	0.4	$1.2	16.4
Interest income	15.7	0.9	14.7	0.9	1.0	6.8
Capitalized interest	1.3	0.1	0.3	—	1.0	n/m
Equity investment loss	(8.3)	0.5	(2.0)	0.1	6.3	n/m
Other, net	(0.3)	—	(0.2)	—	0.1	(50.0)

            Interest expense was primarily related to our Original 4.25% Convertible Notes and the EDC Loans.  Interest expense related to these long-term debts increased in 2007 by approximately $1.3 million as a result of increased amortization of the financing fees related to our convertible note.

            Equity Investment losses of $8.3 million and $2.0 million were recognized during 2007 and 2006, respectively.  We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable.  See Item 8.  “Financial Statements and Supplementary Data – Note 6 – Investments in Other Entities” for further discussion of this impairment.  The remaining $1.3 million in 2007 is our proportionate share of the earnings and losses of all equity investments we currently hold.

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            For the years ended December 31, 2008 and 2007, our operations used $56.1 million and $39.9 million, respectively, in cash flow.  As of December 31, 2008 and 2007, we also had $20.5 million and $24.8 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights, letters of credit, and holdbacks required under our credit card processing agreements.

            In 2008 and 2007, we spent $10.3 million and $48.9 million, respectively, on capital expenditures.  A majority of the expenditures for 2008 and 2007 were spent on flight and ground equipment to support the expansion of our operations to new lines of business and building our information technology infrastructure to support these new businesses and the increase in our flight schedules under the Continental CPA.  Of the $10.3 million spent in 2008, approximately $1.9 million was spent on capital expenditures for our strategic business ventures which are outside of the Continental CPA.

            In light of the current economic recession, coupled with the Amended Continental CPA that pays us at lower block hour rates and is currently operating at record low utilization levels, we believe strict budgeting and cash preservation are crucial to sustain our liquidity and meet our financial obligations through 2009.  Our focus on execution of all cost savings initiatives launched in 2008 is essential to generate positive cash flow and preserve our current cash balance.

            Our 2008 cash flows have included the following sources of cash outside of normal operating revenues:

•	$37.8 million tax refund for prior year loss carryback provisions, received in June 2008;
•

$23.1 million non-operating gain from the monetization of fuel fixed forward contracts subsequent to capacity reductions in September 2008 of which approximately $21 million was received in the 3rd quarter of 2008;

•	$12.5 million in sales of unencumbered assets; and
•	$4.0 million in purchase deposits previously held by our fuel vendor that was refunded in October 2008.

            We believe that our existing liquidity, projected 2009 cash flows, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2009.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations.

            Capital Expenditures

            Our capital expenditures in 2008 related to the following items (in millions):

2008

Flight Equipment	$2.8
Ground Equipment	2.6
Technology	4.1
Other	0.8

$10.3

            These capital expenditures related primarily to modifications of our planes, station start-up costs, technology needed to support the administrative operations we assumed from Continental in 2007, as well as systems needed for our Branded Flying and other infrastructure costs.  Capital expenditures for 2009 are expected to decrease since we suspended our Branded Flying operations and have fewer additional infrastructure needs.  In 2009, we anticipate spending between $2 million and $5 million in capital expenditures of which approximately $1.5 million relate to the rollover of 2008 capital projects.

            Long-term Debt

            Although we did amend the terms of Original 4.25% Convertible Notes we did not enter into any new financing transactions in 2008.  As of December 31, 2008, long-term debt, including current maturities, totaled $70.2 million (par value), which consisted of the 11.25% Convertible Secured Notes due 2023 and the EDC Loans.

            In July 2003, we completed an offering of $137.2 million aggregate principal amount of Original 4.25% Convertible Notes due 2023 with interest payable semi-annually.  Holders of this debt had the right to require that we repurchase their notes on August 1, 2008, 2013 and 2018 (“Repurchase Dates”) at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.    Under the indenture governing the convertible notes, we were able to satisfy the obligation with either cash, shares of our common stock, or a combination of cash and shares.  During 2008, we took the following actions after consulting with our independent financial advisors:

•

Received stockholders approval for two proposals that provided us greater flexibility in satisfying our repurchase obligations with respect to the Original 4.25% Convertible Notes, which included the ability to issue such number of shares of our common stock as necessary to repurchase all outstanding convertible notes that were tendered on August 1, 2008, and increased our authorized common stock from 200 million shares to 400 million shares;

•	Commenced our repurchase offer for the Original 4.25% Convertible Notes and provided written notice to the trustee of our intention to pay the repurchase price wholly in shares of our common stock;
•

Unilaterally amended the indenture governing the notes to increase the coupon from 4.25% to 11.25% over the remaining note term, to provide security based on a pro-rata amount of collateral and to provide for an additional repurchase date on August 1, 2011, in order to provide improved terms and additional flexibility for the noteholders; and

•

Issued 16.4 million shares (Reverse Split adjusted) of our common stock in payment of the repurchase price for the $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest due August 1, 2008.  Because the common stock was issued in exchange for the Original 4.25% Convertible Notes exclusively with the existing holders of the notes, and no commission or other compensation was paid in soliciting the exchange, the securities were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

            Following the completion of the tender offer in August 2008 for our Original 4.25% Convertible Notes due 2023, $68.5 million aggregate principal (prior to $7.6 million subsequently repurchased by us) of our convertible notes remained outstanding.  Additionally, as provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023.  In accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments,” we accounted for this exchange as an extinguishment of debt, since the net present value of the cash flows under the exchanged terms was more than 10% of the net present value of the cash flows under the terms of the original instrument.  As required by accounting rules, we recorded the convertible notes to a fair value of $40.7 million, net of a debt discount of $27.8 million that will be amortized over the life of the new instrument up to the first date at which we may be required to repurchase the notes in August 2011.  The required adjustment was recorded as a non-recurring gain under non-operating income for 2008.  The net balance of the 11.25% Convertible Secured Notes due 2023 as of December 31, 2008 was $39.7 million, net of repurchases made by us.

            We estimated fair value of our convertible notes based on an average of market trading activity for the convertible notes subsequent to the exchange in August 2008.

            Other than the 11.25% Convertible Notes due 2023, we do not have any material long-term borrowings or available lines of credit.  Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we granted a security interest, with a pro-rata portion, (based on the portion that the remaining notes represent of the total convertible notes that were issued) of assets with an appraised value of approximately $181 million, including approximately $96 million in spare parts and $85 million of spare engines.  Based on the principal amount of notes remaining outstanding on August 2, 2008, the pledged collateral for the notes totals approximately $51.5 million in spare parts and $45.3 million in spare engines.  We agreed that we will not as of any fiscal year end permit the aggregate outstanding principal amount of the Notes divided by the fair market value of the pledged collateral to be greater than certain percentages outlined in the amended indenture.  If such collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.  Pursuant to the terms of the amended indenture, we are required to deliver a certificate from our appraiser dated not later than 15 business days after January 1 of each year certifying the value as of January 1 or such later date.  We delivered such certificate from our appraiser in January 2009 and the appraised values of $180.4 million have not changed materially from the initial appraisal of $181 million at the amendment date.

            The notes are guaranteed by Airlines.  Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on Airlines’ ability to transfer funds to Holdings in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to its parent in certain circumstances.

            If we elect to use shares of common stock to repurchase any notes on the Repurchase Dates, the number of shares will be equal to the repurchase price divided by 97.5% of the average closing sales price of our common stock for the five consecutive trading days ending on the third business day prior to the applicable Repurchase Date (adjusted to take into account the occurrence of certain events that would require adjustment of the conversion rate).  In certain circumstances, the notes are convertible into our common stock, at a ratio of 54.9451 shares of common stock per $1,000 principal amount of notes, which was equivalent to an initial conversion price of approximately $18.20 per common share; however, following the Reverse Split the ratio is now 5.49451, which is equivalent to a price of approximately $182.00 per share.  The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter.

            The EDC Loans consist of $10.7 million loaned to us in May 2003 and $6.6 million loaned to us in September 2003.  The EDC Loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We used all the proceeds from the EDC Loans to reduce the principal under a note payable to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  Each of the EDC Loans has a term of 96 months and each contains customary representations, warranties and covenants.  Additionally, Continental is the guarantor of the EDC Loans, and a default under the guarantee would cause an acceleration of the loan.  In 2008, we made payments in the amount of $4.2 million on the EDC Loans, of which $3.5 million related to principal.  As of December 31, 2008, the balance of the EDC Loans was $9.3 million.  As of December 31, 2008 and 2007, the fair value of the EDC Loans was approximately $7.2 million and $12.4 million, respectively.

            Securities Repurchase Program

            In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the Board authorized the inclusion of our Original 4.25% Convertible Notes   now our 11.25% Convertible Secured Notes due 2023 within the previously announced $30 million program.  Additionally, during the fourth quarter of 2008, the Board authorized an additional $15 million for this program.  Purchases have been made from time to time in the open market; the timing of any repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  As of December 31, 2008, we had a balance of $10.1 million remaining within the program for additional purchases.  As discussed In Note 11 – “Earnings / (Loss) Per Share”,stockholders approved to effect a Reverse Split of our common stock in 2008.

            The following table details annual activity under the share repurchase program (Reverse Split adjusted):

	Shares Repurchased (in thousands)	Average Cost per Share	Bonds Repurchased (in millions)

2008	4,035	$1.91	$11.1
2007	270	$29.23	$2.5
2006	—	$—	$—
2005	59	$95.12	$—

            Collective Bargaining Agreements

            The following table provides information related to our principal collective bargaining agreements and their respective amendable dates as of December 31, 2008:

Employee Group	Number of Employees	Representing Union	Contract Amendable Date

Pilots and Instructors	2,125	Air Line Pilots Association, International	December 2010
Mechanics	920	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,022	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	68	Transport Workers Union of America	July 2009
Production Workers	72	Union of Industrial Production Workers	N/A

            Our other employees are not covered by collective bargaining agreements.

            During 2008, we executed new agreements with our four unions resulting in approximately $20 million in labor savings.  In addition, we realized $10 million in concessions through reductions provided by management and clerical employees.  Furthermore, an additional $5 million was contributed by the airport services division through wage and benefit reductions as well as productivity improvements.

            Income Taxes

            The tender offer and partial redemption in August 2008 of the 4.25% Convertible Notes due 2023 caused Holdings to trigger a change in ownership limitation under Section 382 of the Internal Revenue Code in August 2008.  Section 382 limits a taxpayer's ability to utilize certain carryover tax attributes after a substantial cumulative change in ownership of their stock. The regulation mandates a three-year “look back” requiring Holdings to evaluate its position related to Section 382 beginning in 2005.  The results of the look back analysis indicated that Holdings triggered Section 382 changes in ownership in April 2005 and in August 2008.  The April 2005 change resulted in an after tax charge of $1.6 million primarily related to interest on the timing of certain tax obligations. Due to the decrease in our market capitalization, the Section 382 change triggered in August 2008 resulted in our conclusion that it was more likely than not that we would not be able to utilize our deferred tax assets due to this limitation and therefore we recorded an increase of $19.3 million to the valuation allowance.  We recorded the effects of this adjustment in 2008 as any impact to previously reported financial statements was not deemed to be material.

            Also during 2008 we recorded $8.5 million in income tax expense to record a valuation allowance for certain deferred tax assets related to capital losses and, international and state tax net operating losses as it was concluded more likely than not that adequate income would not be generated to utilize these deferred tax assets based on their characterization and/or carryforward period.

            See the table below for expiration dates of our tax attribute loss carryforwards:

	December 31, 2008 (in millions)	Statutory Carryforward Period	Expiration Year(s)

Net Operating Carryforwards
Federal Loss	$38.0	20	2020 to 2028
Federal Credit	$14.3	No expiration	N/A
State Loss	$14.0	5 to 20	2009 to 2028
International Loss	$1.8	10	2016 to 2018

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In October 2006, Continental entered into a final settlement agreement with the IRS that included periods during which we were included in its consolidated federal income tax return.  Our taxable income was not adjusted, but the amount of net operating losses allocated to us was increased by approximately $31.2 million.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions and tax attributes allocated to us, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.

            At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  There were no payments made to Continental under the tax agreement during 2008 and 2007.  We made approximately $24.8 million and $25.3 million of net payments to Continental under the tax agreement related to the additional tax deductions during 2006 and 2005, respectively.  Because of the April 2005 Section 382 change in ownership, our ability to utilize some of the tax attributes flowing from Continental has been limited.  Our losses in 2007 and 2008 carryback to offset the tax shortfall, but result in an interest charge recorded in current tax expense and discussed above.  Our August 2008 Section 382 ownership change limits our ability to realize the gross deferred tax assets recorded at December 31, 2008.  Federal and many state net operating loss carryovers are subject to substantial annual limitations over their remaining life, while our regular federal tax deductions for our tax amortizable intangible assets are limited for the five year period after this ownership change.  We are currently assessing the impact of this limitation including any amounts that may be owed to us by Continental.  If amounts are recoverable from Continental, it may decrease the valuation allowance recorded as of December 31, 2008.

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

            For further disclosures related to income taxes, please refer to Note 10 – Income Taxes in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

            Purchase Commitments

            As of December 31, 2008, we have options for 50 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  Our next option exercise date is April 1, 2009.  If we do not exercise or extend our option as of this date, 25 options will expire.  During 2005, Continental declined the right to include any of the option aircraft under the Continental CPA.  We retain the right to exercise the option and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

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

            We also have other contractual obligations of approximately $0.8 billion under our power-by-the-hour contracts with various service providers.  The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates.  Our level of operations is determined based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion, and our estimates for the 30 aircraft we have re-deployed.  Forecasted payment rates are based on actual rates as of January 1, 2009 and increased annually according to the particular inflation indices detailed in each contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

            For the year ended December 31, 2008, we spent $10.3 on capital expenditures.  In 2009, we anticipate spending between $2 million and $5 million in capital expenditures of which approximately $1.5 million relate to the rollover of 2008 capital projects.  We expect to fund our future capital commitments substantially through internally generated funds.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

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

            Aircraft Leases.  Our aircraft leases and subleases expire between 2013 and 2022.  As of December 31, 2008, our 2009 expected total minimum annual rental payments under current and future non-cancelable aircraft operating leases for aircraft used in our Corporate Aviation division are approximately $21.9 million.

            Continental is responsible for the remaining lease payments on the 214 aircraft we operate for them under the terms of the Amended Continental CPA.  Over 90% of our aircraft are leased directly by Continental from third parties and subleased by Continental to us.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  See more detailed description of our risks related to our aircraft leases under Item 1A. "Risk Factors."

            Other Leases.  Other leases and subleases are primarily related to ground facilities (airport and maintenance) spare engines, and a flight training device.  These leases have greatly varying terms, which we expect, in most cases, to be renewed or replaced.  As of December 31, 2008, our expected total minimum annual, non-aircraft rental payments for 2009 under current and future non-cancelable operating leases are approximately $14.2 million. The expected total minimum rental payments for 2009, by category, are as follows (in millions):

Airport facilities	$4.9
Maintenance facilities	3.4
Flight equipment	3.4
Administrative facilities and other	2.5

$14.2

            Contractual Obligations and Commercial Commitments

            The following table summarizes the expected effect our material debt (including interest where applicable), operating leases and other contractual obligations have on our future cash flows as of December 31, 2008 (in millions):

	Total	2009	2010	2011	2012	2013	Over 5 Years

11.25% Convertible Secured Notes due 2023 (1)	$81.4	$6.8	$6.8	$67.8	$—	$—	$—
Other long-term debt (2)	10.1	3.9	3.7	2.5	—	—	—
Aircraft operating leases (3)	142.3	21.9	21.9	21.9	21.9	21.9	32.8
Other operating leases (4)	88.9	14.2	9.7	9.3	9.3	8.9	37.5
Other contractual obligations (5)	833.3	118.2	121.7	125.1	129.2	133.1	206.0

Total expected cash obligations	$1,156.0	$165.0	$163.8	$226.6	$160.4	$163.9	$276.3

(1)

Following the completion of the tender offer related to our convertible debt in August 2008 and subsequent bond repurchases in the fourth quarter of 2008, $60.8 million aggregate principal of our then 4.25% Convertible Notes due 2023 remained outstanding.  As provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023 with an additional repurchase date on August 1, 2011.  The expected impact of our 11.25% Convertible Secured Notes due 2023 on our future cash flows assumes the current principal balance of the notes will be redeemed on August 1, 2011, the earliest date the holders of the notes may require us to repurchase the notes.  If the notes are held until August 1, 2023, the maturity date, our obligations outlined above would increase by $82.1 million as a result of additional interest expense related to these notes.  See Item 8.  “Financial Statements and Supplementary Data – Note to Consolidated Financial Statements – Note 9 – Long-term Debt” for a detailed description of these notes.

(2)

Other long-term debt represents our obligation for the advances received under the EDC Loans.  See detailed discussion of our financing arrangement with EDC in Item 8. ”Financial Statement and Supplementary Data – Notes to Consolidated Financial Statements – Note 9 – Long-term Debt.”  The expected effect of our financing arrangement with EDC on our future cash flows is calculated based on the six-month LIBOR plus 1.75% per annum and includes principal payments of $9.3 million and estimated interest payments of $0.7 million.

(3)

Aircraft operating lease obligations are the estimated lease payments for the 30 aircraft under long-term operating leases and subleases from Continental as of December 31, 2008. These agreements with Continental have substantially the same terms as the lease agreements between Continental and the third-party lessors, and expire between 2013 and 2022, however, lease obligations are only assumed through the end of the Amended Continental CPA on June 30, 2015.  Consistent with the Amended Continental CPA, lease payments for the 214 covered aircraft will be incurred directly by Continental.  Lease obligations for the remaining 30 aircraft operating outside of the CPA are reflected above at reduced rental rates.

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

(5)

Other contractual obligations primarily include our power-by-the-hour agreement with Rolls Royce.  We expect to fund this commitment with cash generated from operations.  The estimated amount of future commitments for Rolls Royce is based on assumptions related to anticipated future levels of operations and forecasted payment rates.  The level of operations inherent in the estimated amounts for Rolls Royce is based on Continental’s most recent operating plan for Airlines, which can be altered at Continental’s sole discretion and includes our 30 aircraft that are operating in our other lines of business.  Contractual rate increases at actual time of occurrence may be different than the forecasted rate inherent in the amounts for Rolls Royce.

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

Aircraft Fuel

            Prior to July 1, 2008, Continental provided all of our aircraft fuel needs for the aircraft covered by the original Continental CPA, and we incurred fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  As a result, our cost of fuel was 71.2 cents per gallon for the six months ended June 30, 2008.  Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and, therefore, effective July 1, 2008, fuel expense is no longer included in our statements of operations for aircraft flying within this arrangement.

            For the year ended December 31, 2008, Airlines’ consolidated fuel cost, including related fuel taxes, was $1.32 per gallon.  This is due primarily to the changes stated in the Amended Continental CPA.  See fuel discussion at “2008 Amended Continental CPA” above.

Interest Rates

            We have potential interest rate exposure with respect to our loan agreement with Export Development Canada, which bears interest at the six-month LIBOR plus 1.75% per annum.  The interest rate applicable to this variable rate note may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, any additional amounts incurred in interest expense for 2008 would not be material.  For 2007 and 2006, we would have incurred an additional $0.1 million and $0.2 million in interest expense, respectively.

            As of December 31, 2008 and December 31, 2007, we estimated the fair value of our $60.8 million and $134.7 million (carrying values) convertible notes to be $38.9 million and $130.7 million, respectively, based upon a fair valuation model that considered quoted market prices.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including general investor behavior, industry specific risks and interest rate risks.  Holders of this debt had the right to require that we repurchase their notes on August 1, 2008.  On that date we satisfied $59.7 million in aggregate principal of outstanding notes that had been validly tendered. Following the completion of the tender offer, $68.5 million aggregate principal of our then 4.25% Convertible Notes due 2023 remained outstanding.  Additionally, as provided in the amended indenture governing the notes, the coupon associated with the notes increased from 4.25% to 11.25% which results in an approximate $2.3 million increase in interest expense on an annual basis.  In accordance with EITF 96-19, we recorded a discount $27.8 million to reflect the $68.5 million aggregate principal of our convertible notes at their fair market value of $40.7 million.  The $27.8 million discount is being accreted to interest expense until the first available repurchase date on August 1, 2011 in conjunction with $2.0 million of capitalized fees associated with the convertible debt refinancing.  In 2008 we purchased $6.5 million par value of our Original 4.25% Convertible Notes due 2023 and $7.6 million par value (book value of $4.5 million) of our 11.25% Convertible Secured Notes due 2023 for $10.8 million resulting in a net realized gain of $.2 million.  Subsequent to these repurchases our interest expense related to the debt discount described above will be $8.2 million annually through August 2011.

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

            Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

            Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ JAMES B. REAM James B. Ream President and Chief Executive Officer	/s/ LAMPHUNG NGO-BURNS LamPhung Ngo-Burns Vice President and Chief Financial Officer
/s/ ROBERT BICKMORE Robert Bickmore Senior Director and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ExpressJet Holdings, Inc.

            We have audited the accompanying consolidated balance sheets of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
ExpressJet Holdings, Inc.

We have audited ExpressJet Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ExpressJet Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ExpressJet Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ExpressJet Holdings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of ExpressJet Holdings, Inc. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Houston, Texas February 27, 2009

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2008	2007	2006
Operating Revenue
Passenger	$1,276,781	$1,647,999	$1,670,544
Ground handling and other	41,432	37,546	11,612

	1,318,213	1,685,545	1,682,156

Operating Expenses:
Wages, salaries and related costs	397,544	437,568	386,678
Aircraft rentals	197,122	344,166	332,441
Aircraft fuel and related taxes	228,048	323,218	227,164
Maintenance, materials and repairs	197,443	202,513	191,399
Other rentals and landing fees	96,215	119,165	115,620
Ground handling	59,553	97,157	99,876
Outside services	48,617	58,320	51,266
Marketing and distribution	25,653	31,391	119
Depreciation and amortization	33,353	29,963	25,770
Impairment of fixed assets and goodwill	20,816	—	—
Special charges	22,384	—	—
Other operating expenses	107,920	148,955	110,752

	1,434,668	1,792,416	1,541,085

Operating Income (Loss)	(116,455)	(106,871)	141,071

Nonoperating Income (Expense):
Gain from debt discount	27,785	—	—
Settlement of fuel contracts	23,149	—	—
Impairment charges on investments	(21,483)	(7,000)	—
Amortization of debt discount	(3,589)	—	—
Interest expense	(9,072)	(8,496)	(7,335)
Interest income	5,831	15,744	14,665
Capitalized interest	791	1,330	294
Equity investments loss, net	(1,291)	(1,304)	(2,036)
Other, net	1,542	(275)	(203)

	23,663	(1)	5,385

Income (Loss) before Income Taxes	(92,792)	(106,872)	146,456
Income Tax Benefit (Expense)	4,597	36,624	(53,891)

Net Income (Loss)	$(88,195)	$(70,248)	$92,565

Basic Earnings (Loss) per Common Share	$(7.83)	$(13.08)	$17.18

Diluted Earnings (Loss) per Common Share	$(7.83)	$(13.08)	$15.64

Shares Used in Computing Basic Earnings (Loss) per Common Share	11,265	5,369	5,386
Shares Used in Computing Diluted Earnings (Loss) per Common Share	11,265	5,369	6,153

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	December 31,
	2008	2007

Current Assets:
Cash and cash equivalents	$57,528	$189,259
Restricted cash	20,460	24,756
Short-term investments	41,369	—
Accounts receivable, net	11,212	15,677
Spare parts and supplies, net	23,850	26,598
Income tax receivable	383	37,081
Prepayments and other	6,929	9,013

Total Current Assets	161,731	302,384

Property and Equipment:
Owned property and equipment:
Flight equipment	222,401	233,237
Other	168,291	169,386

	390,692	402,623
Less: Accumulated depreciation	(169,804)	(139,044)

	220,888	263,579

Capital Leases:
Ground service equipment	43	4,338
Less: Accumulated amortization	(11)	(4,219)

	32	119

Total Property and Equipment	220,920	263,698

Investments in Other Entities	1,600	9,713
Reorganization Value in Excess of Amounts Allocable to Identifiable Assets, net	—	12,789
Airport Operating Rights, net of accumulated amortization of $0 and $1,560	—	3,440
Debt Issuance Cost, net	1,722	1,970
Other Assets, net	2,916	3,614

Total Assets	$388,889	$597,608

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND	December 31,
STOCKHOLDERS' EQUITY	2008	2007

Current Liabilities:
Current maturities of long-term debt	$3,459	$138,159
Current maturities of capital lease obligations	3	217
Accounts payable	1,842	4,036
Accrued payroll and related costs	36,672	47,985
Accrued airport service costs	10,221	22,875
Accrued maintenance, materials and repair costs	11,558	19,406
Accrued taxes	10,541	11,434
Air traffic liability	—	18,213
Amounts due to Continental Airlines, net	1,539	4,726
Accrued other liabilities	20,437	29,633

Total Current Liabilities	96,272	296,684

Long-term Debt	5,848	9,308

11.25% Convertible Notes, net of discount of $21,109	39,740	—

Capital Lease Obligations	11	14

Deferred Income Taxes	42,807	49,662

Other Long-term Liabilities	1,750	9,500

Commitments and Contingencies – See Note 15

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding, respectively	—	—
Common stock - $.01 par, 150,000,000 shares authorized, and 22,024,439 and 5,513,869 shares issued, respectively	220	55
Additional paid-in capital	238,065	171,756
Accumulated earnings (loss)	(18,744)	71,786
Accumulated other comprehensive income (loss)	(20)	540
Common stock held in treasury, at cost 4,344,666 and 310,449 shares, respectively	(17,060)	(11,697)

Total Stockholders’ Equity	202,461	232,440

Total Liabilities and Stockholders’ Equity	$388,889	$597,608

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2008	2007	2006

Net Cash Flows provided by (used in) Operating Activities	$(56,092)	$(39,930)	$118,712

Cash Flows from Investing Activities:
Capital expenditures	(10,306)	(48,934)	(27,542)
Proceeds from the sale of property and equipment	12,468	—	397
Purchase of short-term investments	(64,425)	—	—
Proceeds from the sale of short-term investments	9,869	—	—
Investments in and advances to equity ownerships	—	—	(6,414)
Investments in restricted cash	(2,608)	(4,349)	(2,009)

Net cash used in investing activities	(55,002)	(53,283)	(35,568)

Cash Flows from Financing Activities:
Repurchase of common stock	(7,965)	(8,013)	—
Payments on note payable to Continental Airlines	—	—	(17,545)
Payments on long-term debt and capital lease obligations	(14,515)	(5,023)	(1,642)
Proceeds from issuance of common stock related to Employee Stock Purchase Plan	1,307	416	391
Payments related to modification of convertible notes’ terms	(2,000)	—	—
Other	2,536	3,459	—

Net cash used in financing activities	(20,637)	(9,161)	(18,796)

Net Increase (Decrease) in Cash and Cash Equivalents	(131,731)	(102,374)	64,348
Cash and Cash Equivalents - Beginning of Year	189,259	291,633	227,285

Cash and Cash Equivalents - End of Year	$57,528	$189,259	$291,633

Supplemental Cash Flow Information:
Interest paid, net	$5,397	$6,935	$7,186
Income taxes paid (refunded) – including payments (refunds) under tax agreement with Continental Airlines	$(37,596)	$(5,028)	$65,783

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Unearned Compensation on Restricted Stock	Accumulated Other Comprehensive Income/(Loss)	Accumulated Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2005	5,465	$55	60	$(5,675)	$165,566	(1,518)	$—	50,082	$208,510
Net Income / (Loss)	—	—	—	—	—	—	—	92,565	92,565
Other Postretirement Employee Benefits, net of tax	—	—	—	—	—	—	364	—	364
Total Comprehensive Income	—	—	—	—	—	—	—	—	92,929
Issuance of common stock pursuant to stock plans	—	—	(13)	1,184	(631)	—	—	(298)	255
Cancellation of previously issued equity awards	—	—	2	(113)	12	—	—	—	(101)
Amortization of deferred compensation	—	—	—	—	(1,554)	1,518	—	—	(36)
Stock based compensation	—	—	—	—	2,743	—	—	—	2,743
Deferred compensation income tax effect	—	—	—	—	14	—	—	—	14

Balance as of December 31, 2006	5,465	$55	49	(4,604)	$166,150	—	$364	142,349	$304,314
Net Income / (Loss)	—	—	—	—	—	—	—	(70,248)	(70,248)
Other Postretirement Employee Benefits, net of tax	—	—	—	—	—	—	176	—	176
Total Comprehensive Loss	—	—	—	—	—	—	—	—	(70,072)
Issuance of common stock pursuant to stock plans	49	—	(11)	1,074	(61)	—	—	(315)	698
Cancellation of previously issued equity awards	—	—	2	(154)	—	—	—	—	(154)
Stock based compensation	—	—	—	—	5,667	—	—	—	5,667
Stock repurchases	—	—	270	(8,013)	—	—	—	—	(8,013)

Balance as of December 31, 2007	5,514	$55	310	$(11,697)	$171,756	$—	$540	71,786	$232,440
Net Income / (Loss)	—	—	—	—	—	—	—	(88,195)	(88,195)
Other Postretirement Employee Benefits, net of tax	—	—	—	—	—	—	(65)	—	(65)
Fair value adjustments of short- term investments, net	—	—	—	—	—	—	(495)	—	(495)
Total Comprehensive Loss	—	—	—	—	—	—	—	—	(88,755)
Issuance of common stock pursuant to stock plans	130	2	(15)	2,915	44	—	—	(2,335)	626
Cancellation of previously issued equity awards	(2)	(1)	15	(313)	—	—	—	—	(314)
Equity Settlement - 4.25% Convertible Notes	16,382	164	—	—	60,835	—	—	—	60,999
Stock based compensation	—	—	—	—	5,430	—	—	—	5,430
Stock repurchases	—	—	4,035	(7,965)	—	—	—	—	(7,965)

Balance as of December 31, 2008	22,024	$220	4,345	$(17,060)	$238,065	$—	$(20)	(18,744)	$202,461

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            ExpressJet Holdings, Inc. (“Holdings”) is engaged in the business of transporting people.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with Holdings, as “ExpressJet”, “we” or “us”).  Airlines currently operates a fleet of 244 aircraft.  As of December 31, 2008, our fleet was assigned as follows:

•	214 aircraft for Continental Airlines (“Continental”) as Continental Express pursuant to a capacity purchase agreement (the “Continental CPA”); and
•	30 aircraft in our Corporate Aviation division, which is dedicated to charter contracts and ad-hoc charter service;

            Our primary business is flying 244 aircraft under contractual arrangements for network carriers or entities desiring cost-effective and fully customizable group travel.  During 2008 we dramatically reshaped our business in order to adapt to the unprecedented high fuel costs, recessions in the global economy, reduction in air-travel capacity, and other uncertainties facing the regional airlines, including execution of an agreement with Continental to amend the existing Continental CPA, effective July 1, 2008, (the “Amended Continental CPA”) at lower block hour rates.  Under the terms of the Amended Continental CPA, we are not reimbursed for certain costs, primarily fuel, aircraft rent and certain ground handling services, which were previously recorded as revenue.  We completed most of our transition to the contractually-arranged flying during the fourth quarter ended December 31, 2008.  Additionally, we strengthened our balance sheet through the completion of the refinancing of our convertible debt, reducing the debt obligation from $134.7 million as of December 31, 2007, to $60.8 million as of December 31, 2008.  We stabilized the use of operating cash, as a result of the suspension of our Branded Flying operations.   Furthermore, we mutually agreed with Delta Air Lines (“Delta”) to suspend our capacity purchase agreement (the “Delta CPA”) and pro-rate flying agreements (the “Delta Prorate”) effective September 2, 2008. With the suspension of these flying, we anticipate generating cash from our contractual arrangements with Continental and other entities for group travel.  As a result of these changes, and the different basis in reimbursable costs under the Amended Continental CPA, the financial statements between periods are not comparable.

            We also provide aviation services, such as ground-handling at airport locations across the United States, as well as aircraft repair, overhaul, interior refurbishments and paint, through our three wholly-owned subsidiaries, which include ExpressJet Services, LLC (“ExpressJet Services”), American Composites, LLC (“American Composites”) and InTech Aerospace Services, LP (“InTech”) and our, and majority owned subsidiary, Saltillo Jet Center (“Saltillo”).  During the first half of 2007, we rebranded American Composites, InTech and Saltillo resulting in each doing business under the “ExpressJet Services” trade name.  These entities are collectively referred to herein as “Services.”

            Holdings was incorporated in Delaware in August 1996.  Airlines is one of the largest regional airlines in the world, based on 2008 available seat miles, number of regional jets and passengers transported.

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

            Cash flows provided by or used in operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,

	2008	2007	2006

Cash Flows from Operating Activities:
Net Income (loss)	$(88,195)	$(70,248)	$92,565
Adjustments to reconcile net income to net cash provided by operating activities
Gain from debt discount	(27,785)	—	—
Amortization of debt discount	3,589	—	—
Gain on repurchase of convertible notes	(179)	—	—
Gain on sale of short-term investments	(968)	—	—
Impairment charge on short-term investments	21,482	—	—
Deferred income taxes	(6,728)	(3,242)	3,961
Depreciation and amortization	33,353	29,251	25,771
Impairment on intangibles and long-lived assets	20,815	—	—
Bad debt expense	619	785	—
Deferred credits	(7,854)	—	—
Equity loss from investments in other entities	1,292	8,304	2,036
Stock based compensation	4,464	5,318	2,491
Loss on sale / disposal of assets	5,183	3,168	725
Other, Net	3,548	1,404	26
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	6,905	(9,487)	—
(Increase) decrease in accounts receivable	3,845	(8,858)	(3,003)
(Increase) decrease in spare parts and supplies	535	(4,630)	894
(Increase) decrease in income tax receivable	36,698	(28,219)	(8,863)
(Increase) decrease in prepayments and other	1,735	(602)	1,660
Increase (decrease) in accounts payable	(2,490)	440	(224)
(Increase) decrease in amounts due to Continental Airlines	(3,187)	1,205	8,353
Increase (decrease) in air traffic liability	(18,213)	18,213	—
Increase (decrease) in accrued payroll and related costs	(11,378)	(1,003)	(1,521)
Increase (decrease) in accrued airport service costs	(12,654)	4,310	1,969
Increase (decrease) in accrued maintenance	(7,848)	1,706	74
Increase (decrease) in other liabilities	(12,676)	12,255	(8,202)

Net Cash Flows provided by (used in) Operating Activities	$(56,092)	$(39,930)	$118,712

            (d) Short-term Investments –

            Short-term investments are comprised of auction-rate securities (“ARS”) which are primarily backed by student loans that are guaranteed by the U.S. government.  Our ARS are reflected at fair value using a discounted cash flow valuation model.  As of December 31, 2008 we estimated the fair value of our ARS to be $41.4 million.

            (e) Accounts Receivables, net –

            Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts.  Our allowance for uncollectible accounts at the end of 2008 and 2007 was $0.7 million and $0.4 million.

            (f) Spare Parts and Supplies, net –

            Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when used.  An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value.  These allowances are based on our estimates, which are subject to change.  Our allowance for obsolescence as of December 31, 2008 and 2007 was $12.9 million and $11.5 million, respectively.

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

	Estimated Useful Life	Estimated Residual Value

Flight Equipment	5 to 25 years	0% to 15%
Ground property and equipment	2 to 10 years	0%
Capital lease - flight and ground	3 to 8 years	0%
Software	5 years	0%
Leasehold Improvements	Lease Term	0%
Buildings	30 years	0%

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

            As shown in the following table, our aircraft fleet consisted of 244 regional jets as of December 31, 2008.  We currently lease or sublease all of our existing regional jet aircraft from Continental.  See “Note 8 -  Leases.”  Our aircraft options as of December 31, 2008 are also shown below.  See Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Commitments – Purchase Commitments.”

Type	Total Leased Aircraft	Options	Seats in Standard Configuration

ERJ-145XR	104	50	50
ERJ-145	134	—	50
ERJ-145	6	—	41

Total	244	50

            All 244 aircraft were placed in service prior to 2007.  Our next option exercise date is April 1, 2009.  If we do not exercise or extend our option as of this date, 25 options will expire.  Pursuant to our agreement with Embraer, the 50 options may be exercised for any type of aircraft within the ERJ-145 line of aircraft, which include the ERJ-145 Family, at our discretion.

            (h) Intangible and Other Assets –

            Reorganization Value in Excess of Amounts Allocable to Identifiable Assets (“goodwill”) represents primarily the amount that arose from Continental’s emergence from bankruptcy reorganization in 1993.  Effective January 1, 2002, we adopted and began to account for this asset in accordance with Statement of Financial Accounting Standard No. 142–“Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them.  Our goodwill is related to our Contract Flying segment.

            We evaluate the carrying value of this asset each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  We perform an impairment review on an annual basis, or more frequently if events or changes in circumstances indicate that the asset may be impaired.  Our annual impairment test, which is performed as of June 30 of each year, includes the acquisition, market-multiple and income approaches to valuation.  If this review indicates that our goodwill will not be recoverable, the carrying value is reduced to the fair value.  During 2008 we determined our goodwill was fully impaired due to the restructuring of our agreement with Continental and recorded a non-cash charge of $12.8 million.

            Airport operating rights, the rights to use certain take-off and landing slots and gates, are amortized on a straight-line basis over the life of the related airport facility lease, which approximates 20 years, with no residual value.  During 2008 we sold the Airport operating rights at net book value.

            Capitalized costs related to our senior convertible notes is amortized on a straight-line basis through August 2011, the first date at which we may be required to repurchase the notes, with no residual value.

            (i) Investments in Other Entities –

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

            (j) Deferred Credits –

            Our spare part and flight training credits are primarily derived from our purchase agreement with Embraer.  All spare part credits are used to offset the purchase price of initial spare parts provisioning for our newly delivered aircraft.  Similarly, the flight training credits are used to pay for the initial simulator rent costs for our pilots.  These credits are recorded in long-term liabilities, with an offsetting entry to prepayments and other current assets or current accrued liabilities if we used more credits than the amount we are entitled to at year-end.  The deferred credits are amortized as a reduction to our aircraft rent expense over the life of the associated aircraft lease.  Amortization totaled $0.5 million and $0.9 million for 2008 and 2007, respectively.  The prepayments and other current assets or current accrued liabilities are reduced as the credits are used or as the remaining firm order aircraft are delivered.  Due to the transition in our business model, we wrote off $7.9 million in deferred credits in 2008.

            (k) Operating Revenue –

            Passenger Revenue.  Prior to July 1, 2008, we were entitled to receive payment for each block hour that Continental scheduled us to fly pursuant to the terms of the Continental CPA.  Payment was based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that were generally within our control.  We had exposure for most labor costs and some maintenance and general administrative expenses if actual costs were higher than those budgeted in our block hour rates.  For the first six months of 2008, we recognized revenues using 2007 block hour rates, pursuant to our agreement with Continental reached in June 2008.  Under the Amended Continental CPA, certain costs are no longer reimbursable (primarily fuel, rent and certain ground handling costs), and therefore such items are presented net in the accompanying Consolidate Results of Operations from the periods July 1, 2008 forward.

            In June 2008, we reached an agreement with Continental to amend the existing Continental CPA.  Under the Amended Continental CPA, which became effective July 1, 2008, we recognize revenue based on fixed contractual rates.  See “– Note 2 – Contract Flying” for further details regarding the Continental CPA.

            Under the Delta CPA, we received a base rate for each completed block hour and departure and were reimbursed for certain pass-through costs.  We recorded the base rate and the reimbursements for pass-through costs as passenger revenue.  Effective September 2, 2008, we mutually agreed with Delta to terminate this agreement.

            Effective September 2, 2008, we terminated our branded flying operations.  Prior to September 2, 2008, tickets for Branded Flying were sold and processed internally, with amounts due settled either by cash payments up front or pursuant to the terms of our agreements with various credit card service vendors.  Additionally, we accepted flight coupons to carry passengers on our aircraft from other air carriers, which were then processed internally and settled on a monthly basis through an airline clearing house, as appropriate, or pursuant to the terms of various industry or codeshare agreements, such as the Delta Prorate Agreement.  We recognized passenger revenue when transportation was provided or when an unused ticket expired.  Nonrefundable tickets expired on the date of the intended flight, unless the date was extended by notification from the customer in advance of the intended flight.  As of December 31, 2008, obligations related to our branded flying air traffic liability have been satisfied.  For the year ended December 31, 2007, the amount of passenger ticket sales not yet recognized as revenue is included in our consolidated balance sheets as air traffic liability.   Amounts receivable from other air carriers under interline agreements were $1.3 million and $2.6 million as of December 31, 2008 and 2007, respectively.  We recognized $18 million in revenue as a result of the cessation of operations due to the adjustments to our air traffic liability, frequent flier liability and certain termination payments.

            Our Corporate Aviation customers typically prepay flights based on estimated charges to be incurred.  Such prepayments are held in escrow and recorded as restricted cash and deferred revenue until the flights have operated.  At that time we recognize the associated revenue and release the funds from escrow.

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

            (m) Wages, Salaries and Related Expenses –

            As our collective bargaining agreements become amendable, we accrue for anticipated retroactive pay that we estimate will be due under the new contract.  We have three stock-based compensation plans:  the ExpressJet Holdings, Inc. 2002 and 2007 Stock Incentive Plans and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan.  The Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.”  See “– Note 13 Stock-Based Compensation Plans” for further details.

            We are currently self-insured for a portion of our healthcare costs and have a large deductible for our workers compensation liability.  Consequently, reserves for the cost of claims that have not been paid or benefit costs that have been incurred but not yet reported (“IBNR”) as of a given date are estimated.

            (n) Aircraft & Facilities Leases –

            All of our aircraft are either leased or sub-leased from Continental.  The Amended Continental CPA changed the way we pay rent for aircraft covered under the Continental CPA.  Effective July 1, 2008, we no longer pay aircraft lease rent to Continental for the 214 aircraft covered under the Amended CPA with Continental.  Lease payments to Continental relating to the 30 aircraft removed from the Continental CPA are at reduced rates.  We also have airport and maintenance facility leases that are leased from airport authorities or other municipal authorities.  In order to determine the proper classification of a lease as either an operating lease or a capital lease, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset, as well as select an appropriate discount rate to be used in discounting future lease payments. The assumptions used in our lease classification analyses are based on our interpretation of available market data and specific contract terms.  See”- Note 8 Leases” for further details.

            (o) Maintenance and Repair Costs –

            Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, except for those maintenance costs covered by power-by-the-hour agreements, which are expensed based on contractual terms.  In 2008 and 2007, power-by-the-hour arrangements represented approximately 71% and 75%, respectively, of our maintenance, materials and repairs costs.

            (p) Income Taxes –

            Deferred income taxes, which are provided under the liability method, are determined based on differences between the financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws.  Operating losses which are dependent on the generation of future taxable income are recorded as a deferred tax asset.   A valuation allowance is provided on deferred tax assets if, based on available evidence, it is more likely than not that future tax benefits will not be realized.  Operating losses for 2007 recorded as a receivable represent the amount which was carried back and applied against previous years’ income.  See “– Note 10 Income Taxes” for further information on income taxes.

            (q) Fair Value Measurements –

            In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“Statement 157”), which is effective for fiscal years beginning after November 15, 2007.  Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value.  We adopted the provisions of Statement 157 as of January 1, 2008 for our financial assets and liabilities.  The FASB deferred the effective date of Statement 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis until 2009, which we do not expect to impact the Company.

            Statement 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  The standard also establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three tiers of fair value input are defined below:

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

            As of December 31, 2008, we held cash equivalents and short-term investments of ARS that were required to be measured at fair value.  See “-Note 5 Fair Value Measurements” for further information on fair value measurements.

            (r) Financial Instruments and Risk Management –

            Financial Instruments.  Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, long-term secured debt to Export Development Canada (“EDC”), note payable to Continental (which has been repaid in full) and 11.25% Convertible Secured Notes due 2023.  The carrying amount of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments.  As of December 31, 2008 and 2007, the fair value of the EDC Loans was approximately $7.2 million and $12.4 million, respectively.  As of December 31, 2008 and December 31, 2007, we estimated the fair value of our $60.8 million and $134.7 million (carrying value) fixed-rate debt to be $38.9 million and $130.7 million, respectively, based upon quoted market prices.

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

            (s) Recently Issued Accounting Standards –

            In May 2008, the Financial Accounting Standards Board (FASB) affirmed the consensus of FASB Staff Position APB 14-1 (FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a ‘‘net settlement feature’’, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  Early adoption is not permitted and retroactive application to all periods presented is required.  The adoption of FSP APB 14-1 will affect the historical accounting for our Original 4.25% Convertible Notes and our 11.25% Convertible Secured Notes due 2023.  We are continuing to evaluate the impact of this standard to our results of operations and financial position however; we expect that the ultimate application of FSP APB 14-1 will result in an increase in interest expense for the years presented.  In addition, the Company is evaluating the impact this standard will have on our 11.25% Convertible Secured Notes due 2023.

            (t) Reclassifications –

            Certain reclassifications have been made in prior years’ financial statements to conform to the current year presentation, including adjustments to common stock, additional paid-in capital, and share amounts due to our reverse split (“Reverse Split”) of our common stock in 2008.  In addition, $2.5 million of operating revenue as of December 31, 2006 was reclassed to other operating expenses on the consolidated statement of operations and a $2.0 million increase in restricted cash was reclassed from net cash provided by operating activities to net cash used in investing activities on the consolidated statement of cash flows for the year ended December 31, 2006.

Note 2 – Contract Flying

            As of December 31, 2008, we averaged over 950 daily flights in our Contract Flying, offering passenger service to over 130 scheduled destinations in North America, including Mexico as well as the Caribbean.  We generated $1.1 billion of revenue (80.3% of our total consolidated revenue) in this segment.

            Continental Capacity Purchase and Other Agreements

            General.  A significant portion of our revenue and cash flows is attributable to the Continental CPA.  Under the Continental CPA, Airlines operates flights on behalf of Continental as Continental Express.  Continental controls and is responsible for scheduling, pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

            Under the Continental CPA, all marketing-related costs normally associated with operating an airline are borne by Continental.  These costs include:

•	reservations and sales;
•	commissions;
•	advertising;
•	revenue accounting;
•	fare and tariff filings; and
•	food and beverage service.

            2008 Amended Continental CPA.  Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly pursuant to the terms of the Continental CPA.  Payment was based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that were generally within our control.  We had exposure for most labor costs and some maintenance and general administrative expenses if actual costs were higher than those budgeted in our block hour rates.  For the first six months of 2008, we recognized revenues using 2007 block hour rates, pursuant to our agreement with Continental reached in June 2008.

            At such time, we also reached an agreement with Continental to amend the existing Continental CPA.  The Amended Continental CPA, which became effective July 1, 2008, allows us to continue flying, at minimum, 205 aircraft for Continental for seven years while providing Continental the right after one year to reduce the number of aircraft to a minimum of 190 aircraft.  (It should be noted going forward in our document, we will use the designation, “the Continental CPA,” for matters that remained same between the original CPA and the Amended Continental CPA; where matters differed between the original CPA and the Amended Continental CPA, they will be specifically identified to “the Amended Continental CPA.”)The Amended Continental CPA significantly reduces Continental’s governance rights under the original CPA, including easing change-of-control limitations on ExpressJet, reducing restrictions on our flying into Continental’s hub airports, and removing the most-favored-nation clause, allowing us the option to fly for other carriers and to consider other strategic alternatives.  The Amended Continental CPA also removes Continental’s ability to terminate the agreement without cause.

            The Amended Continental CPA provides payments to us at a pre-determined rate based on block hours flown and reimburses us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and substantially all regional jet engine expenses under current long-term third-party contracts with no margin or mark-up.  Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the Amended Continental CPA and, therefore, these items are not included in our statements of operations for the three month period ended September 30, 2008 and thereafter.  The fixed block hour rates are considerably lower than the rates under the original agreement and will be subject to annual escalations tied to a consumer price index (capped at 3.5%) at each anniversary date, July 1.  During 2008, we returned as part of the Amended Continental CPA negotiations, 30 aircraft, with Continental bearing the expense related to the aircraft following their return.  We will continue to operate at least 205 aircraft through July 1, 2009.  Beginning on July 1, 2009, Continental can remove up to 15 aircraft making the new minimum aircraft requirement under the agreement 190.  Therefore, we will continue to focus on aggressively managing costs in response to the Amended Continental CPA and the economic difficulties facing the entire airline industry.

            We also entered into a settlement agreement with Continental to release the parties’ claims at the time of the agreement to amend the then existing capacity purchase agreement, relating to certain identified payments under such capacity purchase agreement, including disputes previously disclosed as possible matters for arbitration.

            In September 2008, we agreed with Continental on the first amendment to the Amended Continental CPA in order to compensate us for our fixed costs, considered in the calculation of the pre-determined block hour rates, that cannot be reduced as a result of the unanticipated reduction in aircraft utilization by Continental’s scheduling. We also agreed that if Continental, beginning in year two, increases its aircraft utilization above a predetermined threshold, then it may receive discounts on the agreed, pre-determined block hour rates.  For the last six months of 2008, we recognized an additional $3.4 million in contract revenues as compensation for shortfalls in aircraft utilization.

            In December 2008, we agreed with Continental on the first second amendment to the Amended Continental CPA in order to clarify certain issues related to our revenue recognition, the fuel efficiency program in place in connection with the Amended Continental CPA and depreciation related to the aircraft we operate for Continental and excess inventory related thereto.

            Prior Years’ Settlement of the Continental CPA.  Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly.  Payment was based on a formula designed to provide Airlines with a target operating margin before taking into account variations in certain costs and expenses that were generally within our control.  We had exposure for most labor costs and some maintenance and general administrative expenses if actual costs were higher than those budgeted in our block hour rates.  Prior years’ payment methodologies are described in the following paragraphs.

            2005-2007.   As part of the 2005 rate negotiations, we agreed to cap Airlines’ prevailing margin at 10.0% in an attempt to ensure the long-term stability of the Continental CPA.  Airlines also began including previously unreconciled costs, as discussed above, within the margin band, although it was not reimbursed if these costs are higher and cause its prevailing margin to fall below the 8.5% margin floor.  Airlines remained entitled to receive incentive payments from Continental if its rate of controllable cancellations was lower than its historical benchmark, but was no longer required to pay Continental a penalty for controllable cancellations unless the rate rises above 0.5%.   Airlines continued to receive a small per-passenger fee and incentive payments for certain on-time departure and baggage handling performance.

            The table below describes how variations between Airlines’ actual costs and estimated costs, as determined in the block hour rates, were treated under the Continental CPA from January 1, 2005 to June 30, 2008.

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

            2007 Arbitration.  In 2006, Continental challenged our interpretation of the Continental CPA and sought to impose rates for 2007 that we believed were inconsistent with the methodology established in the agreement.  We were unable to agree on the 2007 rates and, in accordance with the terms of the Continental CPA, we submitted our dispute to binding arbitration.  The arbitration panel determined that the annual 2007 budgeted rates originally presented by Airlines should be reduced in the aggregate by $14.2 million (or less than 1.0% of our total Continental CPA operating revenue), which included the 10% target operating margin.  Although we believe our original rates were appropriate, we were pleased with the panel’s decision.  The 2007 scheduled block hour rates were finalized in October 2007, and we recorded our passenger revenue under the Continental CPA using the block hour rates determined by the panel for all of 2007.

Note 3- Restructuring and Related Special Charges

            Effective July 1, 2008, we entered into a new seven-year capacity purchase agreement with Continental by amending and restating the existing Continental CPA.  The amended agreement is based on fixed block hour rates that are considerably lower than the rates under the original agreement, which was designed to achieve an approximate 10% margin.  Additionally, we suspended flying under our branded flying operations and terminated the Delta CPA and the Delta Prorate in September 2008.  In connection with these capacity reductions and the transition of 30 aircraft back to Continental, we incurred special charges of $22.4 million related to aircraft, employee reductions and certain other charges.

            Special Charges

            The following table sets forth the special charges recorded for the year ended December 31, 2008 and 2007 related to the capacity reductions noted above (in thousands):

	Year Ended December 31,

	2008	2007

Wages and fringe	$19,246	$—
Lease return costs	2,174	—
Deferred Credits	(7,854)	—
Contract termination costs	1,658	—
Unused facility costs	6,287	—
Other	873	—

	$22,384	$—

            Wages and Fringe.  As a result of our restructuring we implemented a reduction in workforce and recorded $19.2 million in severance and continuing medical coverage and other fringe benefits for employees accepting early retirement.  We do not expect additional charges related to the reduction in workforce to be significant.

            Lease Return Costs.  We incurred $2.2 million in costs during 2008 to retrofit 39 returned aircraft to comply with the return conditions specified in the subleases.  These costs included labor and materials to repair, paint, and modify the interiors to prelease conditions.

            Deferred Credits.  We wrote off $7.9 million in deferred credits in 2008.  The credits were from the aircraft manufacturer to cover training and spare parts purchases and were being amortized against aircraft rent expense over the lives of the underlying aircraft leases.  Due to the transition in our business model, we no longer are charged aircraft rent and accordingly wrote off the deferred credits.

            Contract Termination Costs.  During 2008, we incurred $1.7 million in early termination payments to sever contractual relationships that supported our Branded Flying operations.  We are currently in negotiation with other parties to settle early contract terminations so there may be additional contract termination charges in 2009, however we do not expect the charges to be significant.

            Unused Facility Costs and Other.  We recorded a charge of $6.3 million in 2008 for the future rent obligations related to facility leases at locations that supported our suspended operations.  Payments remaining on these lease obligations will continue through 2010.  In addition, we incurred $0.9 million in 2008 to redeploy certain general service equipment from our unused facilities to our other lines of business.

            The above costs are reflected in the line “Special charges” on our consolidated statements of operations.

            As of December 31, 2008 our accruals for special charges we expect to pay in cash are as follows (in thousands):

	Balance December 31, 2007	Special Charges	Payments/ Adjustments	Balance December 31, 2008

Wages and fringe	$—	$19,246	$(18,949)	$297
Leased return costs	—	2,174	(2,174)	—
Contract termination costs	—	1,658	(688)	970
Unused facility costs	—	6,287	(2,335)	3,952
Other	—	873	(873)	—

	$—	$30,238	$(25,019)	$5,219

            Payments related to the wages and fringe accrual and contract termination costs will be made in 2009.  Payments remaining on our lease obligations for unused facilities will continue through 2010.

            In accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment of Long-Lived Assets (SFAS 144) we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value.  As a result of our impairment test, we concluded the carrying values of certain of our long-lived assets, primarily leasehold improvements in our at-risk flying segment were no longer recoverable.  Consequently, during 2008, we recorded impairment charges of $8.0 million to write these long-lived assets down to their estimated fair values.  Fair values were determined based on estimated future cash flows for Branded Flying which were considered nominal.  No portion of the impairment charge will result in future cash expenditures.  All other long-lived assets for our other reportable segments were tested for impairment but were concluded to be recoverable with projected undiscounted cash flows.

            Goodwill of $12.8 million represents an amount associated with Continental’s bankruptcy restructuring and was recorded on our books prior to ExpressJet’s IPO from Continental in 2002.  In accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142), we apply a fair value based impairment test to the net book value of goodwill on an annual basis and if certain events or circumstances indicate that an impairment loss may have been incurred on an interim basis.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than our carrying value.

            Goodwill is allocated to our contract flying reportable segment.  We estimated fair value based on a discounted projection of future cash flows, supported with market based valuation.  During 2008, we determined goodwill was impaired and recorded a non-cash charge of $12.8 million.

            The impairment charges for both long-lived assets and goodwill total $20.8 million.  These charges are reflected in the line “Impairment of fixed assets and goodwill” on our consolidated statement of operations for the year ended December 31, 2008.

            Fuel.  Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and, therefore, effective July 1, 2008, fuel expense is no longer included in our statements of operations for aircraft flying within this arrangement.  Upon the decision to suspend operations for Airlines’ Branded Flying on July 8, 2008, we sold our fixed forward purchase contracts for periods subsequent to September 2, 2008, which resulted in a non-operating gain of approximately $23 million.  To date, we have received $21 million in cash from World Fuel Services with the remaining $2 million held in deposit for future fuel purchases within our Corporate Aviation division.  The funds held in deposit by World Fuel Services earn interest.

Note 4 – Segment Reporting

            The following business discussion is based on the three reportable segments, Contract Flying, Branded Flying and Aviation Services, as they were structured during the year ended December 31, 2008.

            A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  Consequently, the tables below present (in thousands) our operating revenues, including inter-segment revenues, and segment profit / (losses) generated per reportable segment for the years ended December 31, 2008 and 2007.  We also included our reconciliation of the consolidated operating revenue to consolidated net loss before taxes and of our total assets as of December 31, 2008 and 2007.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Year ended December 31, 2008:
Revenue from customers	$1,059,325	$222,007	$43,841	$(6,960)	$1,318,213
Direct segment expenses	792,611	289,894	23,862	(6,960)	1,099,407

Segment profit (loss)	$266,714	$(67,887)	$19,979	$—	$218,806
Special charges (1)	(13,498)	(29, 701)			(43,199)
Other shared expenses (2)					(292,062)
Gain from debt discount					27,785
Settlement of fuel contracts		23,149			23,149
Impairment charges on investments					(21,483)
Amortization of debt discount					(3,589)
Interest expense					(9,072)
Interest Income					6,622
Other					251

Consolidated loss before income taxes					$(92,792)

Assets as of December 31, 2008
Segment assets (3)	$136,519	$35,802	$13,933	$—	$186,254
Other shared assets (4)					202,635

Total consolidated assets					$388,889

(1)

Shared special charges for the twelve months ended December 31, 2008, include $21.7 million related to suspended flying under several lines of our at-risk operations in addition to a $12.8 million impairment of goodwill, and $8.0 million impairment of fixed assets and $0.7 million charge related to base closure costs.

(2)

Some of the major components of other shared expenses for the twelve months ended December 31, 2008 are maintenance labor – $77.5 million; general and administrative labor and related expenses – $71.0 million; other general and administrative expenses – $91.3 million; outside services – $36.0 million; and non-airport rentals – $10.0 million.  Transition costs incurred were approximately $6.3 million.

(3)	Assets for the Branded Flying segment will continue to be utilized by the Company and are in process of being redeployed across all operations as of December 31, 2008.
(4)	Other shared assets include assets that are being redeployed to other business segments.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Year ended December 31, 2007:
Revenue from customers	$1,471,538	$180,520	$41,011	$(7,524)	$1,685,545
Direct segment expenses	1,128,538	295,114	25,423	(7,524)	1,441,551

Segment profit (loss)	$343,000	$(114,594)	$15,588	$—	$243,994
Other shared expenses (1)					(350,905)
Impairment charges on investments					(7,000)
Interest expense					(8,496)
Interest Income					17,074
Other					(1,539)

Consolidated loss before income taxes					$(106,872)

Assets as of December 31, 2007:
Segment assets	$179,336	$36,528	$15,515	$—	$231,379
Other shared assets (2)					366,229
Total consolidated assets
					$597,608

(1)

Some of the major components of other shared expenses for the twelve months ended December 31, 2007 are maintenance labor - $76.9 million; general and administrative labor and related expenses - $95.8 million; other general and administrative expenses – $105.5 million; outside services - $44.5 million; and non-airport rentals - $14.6 million.  Transition costs incurred were approximately $13.6 million.

(2)	Other shared assets include assets that are interchangeable between segments..

Note 5 – Fair Value Measurements.

                In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“Statement 157”), which is effective for fiscal years beginning after November 15, 2007.  Statement 157 defines fair value, establishes a framework for measuring it and expands disclosures about assets and liabilities measured at fair value.  We adopted the provisions of Statement 157 as of January 1, 2008 for our financial assets and liabilities.  However, the FASB deferred the effective date of Statement 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis until 2009, which we do not expect to materially impact the Company.

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

            In February 2008, we invested in approximately $65 million in ARS which are classified as available-for-sale securities and reflected at fair value.  The fair value of our ARS is estimated using a discounted cash flow valuation model as of December 31, 2008.  As of December 31, 2008, we continue to earn interest at an average rate of 1.72% on all of our ARS.  At the end of each quarter we record any changes in fair value related to these instruments that we deem to be temporary to accumulated other comprehensive income.  If we determine that any future decline in value was other than temporary, it would be recognized as a charge to earnings as appropriate.

            Our valuation model considers, among other items, the collateralization underlying the ARS, the creditworthiness of our counterparties, the timing of expected future cash flows, and a discount rate which accounts for the liquidity issue associated with the current market conditions.  These securities were also compared, where possible, to other observable market data with similar characteristics, however, due to the contraction in the credit markets and other factors, the market for ARS is currently trading at minimal volumes.  As we could not predict when the market would recover and needed to avail ourselves the flexibility to sell our ARS in the next 12 months, we evaluated and classified, in accordance with accounting guidance our ARS as short-term investments and recognized in the first quarter of 2008 an other-than-temporary impairment of $13.7 million.  This impairment charge was recognized as “Impairment charges on investments” in our consolidated statement of operations.  As of December 31, 2008, we estimated the fair value of our ARS investment to be $41.4 million and recorded net unrealized gains or losses to other comprehensive income, accordingly.  Our total net comprehensive loss for the year ended December 31, 2008 was $0.5 million.

            Subsequent to year-end, we monetized $4.2 million of our ARS for 87.5% of the face value of the securities.  We continue to monitor the ARS market and will aggressively pursue monetizing the assets at or near face value through additional market transactions and will also pursue litigation if necessary to recoup full value.

            Assets that we measure at fair value on a recurring basis are shown below (in thousands):

	As of December 31, 2008 Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Cash equivalents	$56,625	$56,625	$—	$—
Short-term investments	41,369	—	—	41,369

Total	$97,994	$56,625	$—	$41,369

            The following table presents our ARS which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in Statement 157 as of December 31, 2008 (in thousands):

	Twelve Months Ended December 31,

	2008	2007

Beginning Balance Short-Term Investments	$—	$—
Purchases	65,075	—
Proceeds from Sales / Redemptions	(10,518)	—
Gross realized gains on sales	968	—
Other Than Temporary Impairments (included in non-operating income)	(13,661)	—
Temporary Changes in Market Value (included in other comprehensive income)	(495)	—

Ending Balance Short-Term Investments	$41,369	$—

            We determine the cost basis for our ARS sold using the specific identification method.

            Following the completion of the tender offer in August 2008 for our Original 4.25% Convertible Notes due 2023, $68.5 million aggregate principal of our convertible notes remains outstanding.  Additionally, as provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023.  In accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments,” we accounted for this exchange as an extinguishment of debt, since the net present value of the cash flows under the exchanged terms was more than 10% of the net present value of the cash flows under the terms of the original instrument.  As required by accounting rules, we recorded the convertible notes to a fair value of $40.7 million, net of a debt discount of $27.8 million that will be amortized over the life of the new instrument up to the first date at which we may be required to repurchase the notes in August 2011.  Such adjustment was recorded as a non-recurring gain under non-operating income in 2008.  The net balance of the 11.25% Convertible Secured Notes due 2023 as of December 31, 2008 was $39.7 million.

            We estimated fair value of our convertible notes based on an average of market trading activity for the convertible notes subsequent to the exchange in August 2008.

            Liabilities that we measure at fair value on a non-recurring basis are shown below (in thousands):

		Fair Value Measurements Using

Description	August 2, 2008	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains

11.25% Convertible Secured Notes due 2023	$68.5	$—	$40.7	$—	$27.8

Note 6 –– Investments in Other Entities

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

	Carrying Amount of Investment at December 31, (in millions)
Company	2008	2007

Wing Holdings, LLC (“Wing”)	$—	6.5
Flight Services and Systems, Inc. (“FSS”)	1.6	3.3

            We purchased a 49% interest in Wing for $16.0 million in June 2005.  The carrying amount of our investment exceeded the amount of the company’s underlying equity by approximately $8.5 million at the time of our investment.  We evaluated the net book value of the company’s fixed assets as of June 30, 2005 and identified approximately a $1.9 million difference between net book value and fair value.  The majority of the difference is being amortized over the remaining average life of the assets identified.  During fourth quarter 2007, we evaluated and determined that the carrying value of our investment in Wing was other-than-temporarily impaired due to continuing net losses through 2007 and the projections of growth were no longer as aggressive as anticipated when we purchased this entity.  Therefore, we recognized an impairment charge of $7.0 million comprised primarily of the inherent goodwill.  During the second quarter of 2008, we impaired the remaining investment balance in Wing due to continuing losses.  Additionally, on July 18, 2008, we received notification that Wing was closing their main facility which represents approximately 64% of projected revenues.  These impairment charges were recognized as decreases to our investment balance and the corresponding equity losses are presented in the line “Impairment charges on investments” in our consolidated statements of operations.

            In January 2006, we purchased a 44% interest in FSS for $3 million.  At the same time, we loaned FSS $1 million which was originally classified in Other Assets, net, on the consolidated balance sheet.  The note was due and payable in full on September 30, 2007, and provided that interest was due and payable quarterly on the 15th day following the close of each calendar quarter.  The note provided that if International Total Services, Inc. (“ITS”) (also owned by the non-ExpressJet owners of FSS) emerged from bankruptcy and FSS could utilize ITS’s federal income tax attributes through a transaction or series of transactions, then any unpaid balance of the note would be deemed paid in full as a contribution by us to the capital of FSS.  The loan interest rate was equal to the lesser of 7% per annum or the three-month LIBOR plus 150 basis points.  In 2008, we determined that FSS had satisfied its obligation on the note and we reclassified it from “Other Assets, net” to “Investments in Other Entities” on our consolidated balance sheets.  As of December 31, 2008, we evaluated and determined that the carrying value of our investment in FSS was other-than-temporarily impaired due to our decision to fully reserve for the value of FSS’s share of ITS’s federal income tax attributes due to the uncertainty of their ultimate realizability.  As such, we recorded an impairment charge of $2.6 million in 2008.  This impairment charge was recognized as a decrease to our investment balance and corresponding equity loss presented in the line “Impairment charges on investments” in our consolidated statements of operations.

            Our proportionate shares of the results of operations from these entities are included in the line “Equity investment income (loss), net” on our consolidated statements of operations.

Note 7 –– Details of Certain Accounts

            Accrued other liabilities consist of the following (in thousands):

	As of December 31,
	2008	2007

Flight operation related expenses	$5,521	$10,396
Marketing	1,619	10,000
Interest	2,726	2,530
Other	10,571	6,707

	$20,437	$29,633

            Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2008	2007

Spare parts credit	$219	$2,852
Flight training credits	—	4,946
Other	1,531	1,702

	$1,750	$9,500

Note 8 –– Leases

            Under the Amended Continental CPA, Continental will be responsible for paying aircraft rent on all aircraft covered by such agreement, therefore, these items are not included in our statements of operations for periods after June 30, 2008.  Under the original CPA we leased or subleased all our aircraft under operating leases with lease terms ranging from 16 to 16.5 years from Continental at the same terms as the lease agreements between Continental and the third-party lessors.  Therefore, the 214 aircraft operating under the Amended Continental CPA are excluded from the table below as we no longer have future minimum lease commitments related to these aircraft.  Lease payments relating to the 30 aircraft removed from the Continental CPA are at reduced rental rates. This rate decrease is reflected in the tables below.  Rental payments for each aircraft are fixed upon lease execution with no escalation clauses.

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

            As of December 31, 2008, the scheduled future minimum lease payments under capital leases due to third-party lessors and the scheduled future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in millions):

	Operating Leases

	30 Aircraft	Non- Aircraft	Totals

Year ending December 31, 2009	$21.9	$14.2	$36.1
2010	21.9	9.7	31.6
2011	21.9	9.3	31.2
2012	21.9	9.3	31.2
2013	21.9	8.9	30.8
Later years	32.8	37.5	70.3

Total minimum lease payments	$142.3	$88.9	$231.2

            Amortization of capital leases is included with depreciation expense as disclosed in the financial statements.

            Total rent expense was approximately $236.1 million, $400.4 million and $377.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, which includes non-aircraft rent expense of approximately $39.0 million, $56.2 million and $45.0 million.   Under subleases or leases within the Continental CPA, total rent expense was $145.0 million, $277.2 million and $349.5 million in 2008, 2007 and 2006, respectively.  Under subleases with Continental, total rental expense was $189.5 million, $326.6 million and $315.1 million for 2008, 2007 and 2006, respectively.

            If we defaulted on our payment obligations under our aircraft and facility leases or subleases with Continental, Continental would be entitled to reduce future payments to us under the Continental CPA by the amount of the defaulted payment.

Note 9 –– Long-term Debt

            As of December 31, 2008, long-term debt, including current maturities, totaled $49.0 million (net of discount of $21.1 million), which consisted of our 11.25% Convertible Secured Notes due 2023 and the EDC Loans.

            In July 2003, we completed an offering of $137.2 million aggregate principal amount of Original 4.25% Convertible Notes due 2023 with interest payable semi-annually.  Holders of this debt had the right to require that we repurchase their notes on August 1, 2008, 2013 and 2018 (“Repurchase Dates”) at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  On August 1, 2008, holders of our Original 4.25% Convertible Notes due 2023 had the right to require us to repurchase their notes at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.  Under the indenture governing the convertible notes, we were able to satisfy the obligation with either cash, shares of our common stock, or a combination of cash and shares.  During 2008, we took the following actions after consulting with our independent financial advisors:

•

Received stockholders approval for two proposals that provided us greater flexibility in satisfying our repurchase obligations with respect to the Original 4.25% Convertible Notes, which included the ability to issue such number of shares of our common stock as necessary to repurchase all outstanding convertible notes that were tendered on August 1, 2008, and increased our authorized common stock from 200 million shares to 400 million shares;

•	Commenced our repurchase offer for the Original 4.25% Convertible Notes and provided written notice to the trustee of our intention to pay the repurchase price wholly in shares of our common stock;
•

Unilaterally amended the indenture governing the notes to increase the coupon from 4.25% to 11.25% over the remaining note term, to provide security based on a pro-rata amount of collateral and to provide for an additional Repurchase Date on August 1, 2011, in order to provide improved terms and additional flexibility for the noteholders; and

•

Issued 16.4 million shares (Reverse Split adjusted) of our common stock in payment of the repurchase price for the $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest due August 1, 2008.  Because the common stock was issued in exchange for the Original 4.25% Convertible Notes exclusively with the existing holders of the notes, and no commission or other compensation was paid in soliciting the exchange, the securities are exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

            Following the completion of the tender offer in August 2008 for our Original 4.25% Convertible Notes due 2023, $68.5 million aggregate principal of our convertible notes remains outstanding.  Additionally, as provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023.  In accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments,” we accounted for this exchange as an extinguishment of debt, since the net present value of the cash flows under the exchanged terms was more than 10% of the net present value of the cash flows under the terms of the original instrument.  As required by accounting rules, we recorded the convertible notes to a fair value of $40.7 million, net of a debt discount of $27.8 million that will be amortized over the life of the new instrument up to the first date at which we may be required to repurchase the notes in August 2011.  Such adjustment was recorded as a non-recurring gain under non-operating income for 2008.  The net balance of the 11.25% Convertible Secured Notes due 2023 as of December 31, 2008 was $39.7 million.

            We estimated fair value of our convertible notes based on an average of market trading activity for the convertible notes subsequent to the exchange in August 2008.

            Other than the convertible notes, we do not have any material long-term borrowings or available lines of credit.  Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we granted a security interest, with a pro-rata portion, (based on the portion that the remaining notes represent of the total convertible notes that were issued) of assets with an appraised value of approximately $181 million, including approximately $96 million in spare parts and $85 million of spare engines.  Based on the principal amount of notes remaining outstanding on August 2, 2008, the pledged collateral for the notes totals approximately $51.5 million in spare parts and $45.3 million in spare engines.  We agreed that we will not as of any fiscal year end permit the aggregate outstanding principal amount of the Notes divided by the fair market value of the pledged collateral to be greater than certain percentages.  If such collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.  Pursuant to the terms of the amended indenture, we are required to deliver a certificate from our appraiser dated not later than 15 business days after January 1 of each year certifying the value as of January 1 or such later date.  We delivered such certificate from our appraiser in January 2009 and the appraised values of $180.4 million have not changed materially from the initial appraisal of $181 million at the amendment date.

            The notes are guaranteed by Airlines.  Except as otherwise specified in the indenture pursuant to which the notes were issued, there are no restrictions on Airlines’ ability to transfer funds to Holdings in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to its parent in certain circumstances.

            If we elect to use shares of common stock to repurchase any notes, the number of shares will be equal to the repurchase price divided by 97.5% of the average closing sales price of our common stock for the five consecutive trading days ending on the third business day prior to the applicable Repurchase Date (adjusted to take into account the occurrence of certain events that would require adjustment of the conversion rate). In certain circumstances, the notes were convertible into our common stock, at a ratio of 54.9451 shares of common stock per $1,000 principal amount of notes, which was equivalent to an initial conversion price of approximately $18.20 per common share; however, following our Reverse Split the ratio is now 5.49451, which is equivalent to a price of approximately $182.00 per common share.  The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter.

            In 2008 we purchased $6.5 million of our Original 4.25% Convertible Notes due 2023 and $7.6 million par value (book value of $4.5 million) of our 11.25% Convertible Secured Notes due 2023 for $10.8 million resulting in a net realized gain of $.2 million.   Subsequent to these repurchases our interest expense related to the debt discount will be $8.2 million annually through August 2011.

            As of December 31, 2008 and December 31, 2007, we estimated the fair value of our $60.8 million and $134.7 million (carrying value) fixed-rate debt to be $38.9 million and $130.7 million, respectively, based upon quoted market prices.  In addition, we made interest payments of $4.7 million and $5.8 million in 2008 and 2007, respectively.

            The following table presents the changes in our convertible notes (in millions):

	Twelve Months Ended December 31,

	2008	2007

Beginning Balance in convertible notes	$134.7	$137.2
Repurchases	(11.1)	(2.5)
Convertible notes converted to equity	(59.7)	—
Gain from debt discount	(27.8)	—
Amortization of debt discount	3.6	—

Ending Balance in convertible notes	$39.7	$134.7

            The EDC Loans consist of $10.7 million loaned to us in May 2003 and $6.6 million loaned to us in September 2003.  The EDC Loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We used all the proceeds from the EDC Loans to reduce the principal under a note we had issued to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  Each of the EDC Loans has a term of 96 months and each contains customary representations, warranties and covenants.  Additionally, Continental is the guarantor of the EDC Loans, and a default under the guarantee would cause an acceleration of the loan.

            The amount of all scheduled debt maturities, due over the next five years and thereafter is as follows (in millions):

Year ending December 31,
2009	$3.5
2010	$3.5
2011	$63.2
2012	$—
2013	$—
Thereafter	$—

            The table above assumes the 11.25% Convertible Secured Notes due 2023 will be due on August 1, 2011, the earliest date that the holders of the notes may require us to repurchase the notes.

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

	Condensed Consolidating Balance Sheet December 31, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$153,182	$8,549	$—	$161,731
Property and equipment, net	108	207,257	13,555	—	220,920
Investments in other entities	1,600	—	—	—	1,600
Other assets	1,722	4,666	2,206	(3,956)	4,638

Total assets	$3,430	$365,105	$24,310	$(3,956)	$388,889

Current liabilities	2,662	91,562	2,048	—	96,272
Intercompany payables (receivables)	(338,432)	332,187	6,245	—	—
Long-term debt	39,740	5,848	—	—	45,588
Other liabilities	3,840	44,672	12	(3,956)	44,568
Stockholders’ equity	295,620	(109,164)	16,005	—	202,461

Total liabilities and stockholders’ equity	$3,430	$365,105	$24,310	$(3,956)	$388,889

	Condensed Consolidating Balance Sheet December 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$296,348	$6,036	$—	$302,384
Property and equipment, net	112	248,720	14,866	—	263,698
Investments in other entities	3,254	—	6,459	—	9,713
Other assets	15,760	5,907	146	—	21,813

Total assets	$19,126	$550,975	$27,507	$—	$597,608

Current liabilities	137,122	158,557	1,005	—	296,684
Intercompany payables (receivables)	(332,112)	326,233	5,879	—	—
Long-term debt	—	9,308	14	—	9,322
Other liabilities	(5,838)	66,992	(1,992)	—	59,162
Stockholders’ equity	219,954	(10,115)	22,601	—	232,440

Total liabilities and stockholders’ equity	$19,126	$550,975	$27,507	$—	$597,608

	Condensed Consolidating Results of Operations Year Ended December 31, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$1,306,430	$18,743	$(6,960)	$1,318,213
Operating expenses	985	1,420,074	20,569	(6,960)	1,434,668

Operating income / (loss)	(985)	(113,644)	(1,826)	—	(116,455)

Gain from debt discount	27,785	—	—	—	27,785
Settlement of fuel contracts	—	23,149	—	—	23,149
Impairment charges on investments	(2,591)	(13,661)	(5,231)	—	(21,483)
Amortization of debt discount	(3,589)	—	—	—	(3,589)
Interest expense	(8,428)	(18,459)	(14)	17,829	(9,072)
Interest income	17,829	5,831	—	(17,829)	5,831
Capitalized interest	—	791	—	—	791
Equity investment income / (loss)	(63)	—	(1,228)	—	(1,291)
Other, net	138	2,177	(773)	—	1,542

Income / (loss) before income taxes	30,096	(113,816)	(9,072)		(92,792)
Income tax benefit / (expense)	(12,628)	14,747	2,478	—	4,597

Net income / (loss)	$17,468	$(99,069)	$(6,594)	$—	$(88,195)

	Condensed Consolidating Results of Operations Year Ended December 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$1,676,905	$16,164	$(7,524)	$1,685,545
Operating expenses	1,121	1,777,668	21,192	(7,565)	1,792,416

Operating income / (loss)	(1,121)	(100,763)	(5,028)	41	(106,871)

Impairment charges on investments	—	—	(7,000)	—	(7,000)
Interest expense	(7,358)	(18,944)	(2)	17,808	(8,496)
Interest income	17,934	15,659	—	(17,849)	15,744
Capitalized interest	—	1,330	—	—	1,330
Equity investment income / (loss)	61	—	(1,365)	—	(1,304)
Other, net	83	(146)	(212)	—	(275)

Income / (loss) before income taxes	9,599	(102,864)	(13,607)		(106,872)
Income tax benefit / (expense)	(3,352)	35,887	4,089	—	36,624

Net income / (loss)	$6,247	$(66,977)	$(9,518)	$—	$(70,248)

	Condensed Consolidating Results of Operations Year Ended December 31, 2006 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$1,676,846	$9,542	$(4,232)	$1,682,156
Operating expenses	1,985	1,532,360	10,972	(4,232)	1,541,085

Operating income / (loss)	(1,985)	144,486	(1,430)	—	141,071

Interest expense	(5,913)	(19,225)	(5)	17,808	(7,335)
Interest income	18,029	14,444	—	(17,808)	14,665
Capitalized interest	—	294	—	—	294
Equity investment income / (loss)	194	—	(2,230)	—	(2,036)
Other, net	—	153	(356)	—	(203)

Income / (loss) before income taxes	10,325	140,152	(4,021)	—	146,456
Income tax benefit / (expense)	(3,675)	(50,764)	548	—	(53,891)

Net income / (loss)	$6,650	$89,388	$(3,473)	$—	$92,565

	Condensed Consolidating Cash Flows Year Ended December 31, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(56,533)	$(842)	$1,283	$(56,092)
Investing activities	—	(54,995)	(7)	—	(55,002)
Financing activities	—	(20,634)	1,280	(1,283)	(20,637)

Net increase / (decrease) in cash	—	(132,162)	431	—	(131,731)
Cash at the beginning of the period	—	188,834	425	—	189,259

Cash at the end of the period	$—	$56,672	$856	$—	$57,528

	Condensed Consolidating Cash Flows Year Ended December 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(38,912)	$(1,018)	$—	$(39,930)
Investing activities	—	(54,275)	(29)	1,021	(53,283)
Financing activities	—	(9,126)	986	(1,021)	(9,161)

Net increase / (decrease) in cash	—	(102,313)	(61)	—	(102,374)
Cash at the beginning of the period	—	291,148	485	—	291,633

Cash at the end of the period	$—	$188,835	$424	$—	$189,259

	Condensed Consolidating Cash Flows Year Ended December 31, 2006 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$117,258	$(232)	$1,686	$118,712
Investing activities	(4,500)	(24,355)	(4,679)	(2,034)	(35,568)
Financing activities	(4,992)	(19,424)	5,272	348	(18,796)

Net increase / (decrease) in cash	(9,492)	73,479	361	—	64,348
Cash at the beginning of the period	9,492	217,669	124	—	227,285

Cash at the end of the period	$—	$291,148	$485	$—	$291,633

Note 10 –– Income Taxes

            Income tax benefit / (expense) for the years ended December 2008, 2007 and 2006 consisted of the following (in millions):

	2008	2007	2006

Federal
Current	$(2.7)	$33.0	$(50.1)
Deferred	6.9	(0.8)	(2.2)
State:
Current	0.5	0.4	0.2
Deferred	(0.1)	4.0	(1.8)

Income Tax Benefit / (Expense)	$4.6	$36.6	$(53.9)

            The reconciliations of income tax computed at the United States federal statutory tax rates to income tax expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Amount			Percentage

	2008	2007	2006	2008	2007	2006

	(in millions)
Income tax benefit / (expense) at United States statutory rates	$32.5	$37.4	$(51.3)	35.0%	35.0%	35.0%
State income tax benefit / (expense) (net of federal benefit)	2.2	2.0	(1.2)	2.4	1.9	0.8
Valuation allowance for net operating loss carryforward limitation	(23.1)	—	—	(25.0)	—	—
Valuation allowance for unusable capital losses	(4.7)	—	—	(5.1)	—	—
Meals and entertainment disallowance	(1.2)	(1.9)	(1.6)	(1.3)	(1.8)	1.1
Other	(1.1)	(0.9)	0.2	(1.0)	(0.9)	(0.1)

Income tax benefit / (expense), net	$4.6	$36.6	$(53.9)	5.0%	34.2%	36.8%

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows (in millions):

	2008	2007

Deferred Tax Liabilities:
Fixed assets	$40.1	$46.9
Other	2.7	2.7

Gross deferred tax liabilities	$42.8	$49.6

Deferred Tax Assets:
International loss carryforwards	$1.8	$1.2
Federal loss carryforwards	38.0	4.6
Federal minimum tax credit carryforward	14.3	14.0
State loss carryforwards	14.0	10.9
Intangible assets	246.0	267.0
Other	26.8	15.3

Gross deferred tax assets	$340.9	$313.0

Valuation allowance / net tax agreement obligation to Continental	340.9	313.1

Net deferred tax liabilities	$(42.8)	$(49.7)

            The tender offer and partial redemption in August 2008 of the 4.25% Convertible Notes due 2023 caused Holdings to trigger a change in ownership limitation under Section 382 of the Internal Revenue Code in August 2008.  Section 382 limits a taxpayer's ability to utilize certain carryover tax attributes after a substantial cumulative change in ownership of their stock.  The regulation mandates a three-year “look back” requiring Holdings to evaluate its position related to Section 382 beginning in 2005.  The results of the look back analysis indicated that Holdings triggered Section 382 changes in ownership in April 2005 and in August 2008.  The April 2005 change resulted in an after tax charge of $1.6 million primarily related to interest on the timing of certain tax obligations. Due to the decrease in our market capitalization, the Section 382 change triggered in August 2008 resulted in our conclusion that it was more likely than not that we would not be able to utilize our deferred tax assets due to this limitation and therefore we recorded an increase of $19.3 million to the valuation allowance.  We recorded the effects of this adjustment in 2008 as any impact to previously reported financial statements was not deemed to be material.

            Also during 2008 we recorded $8.5 million in income tax expense to record a valuation allowance for certain deferred tax assets related to capital losses and, international and state tax net operating losses as it was concluded more likely than not that adequate income would not be generated to utilize these deferred tax assets based on their characterization and/or carryforward period.

            See the table below for expiration dates of our tax attribute loss carryforwards (in millions):

	December 31, 2008	Statutory Carryforward Period	Expiration Year(s)

Net Operating Carryforwards
Federal Loss	$38.0	20	2020 to 2028
Federal Credit	$14.3	No expiration	N/A
State Loss	$14.0	5 to 20	2009 to 2028
International Loss	$1.8	10	2016 to 2018

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In October 2006, Continental entered into a final settlement agreement with the IRS that included periods during which we were included in its consolidated federal income tax return.  Our taxable income was not adjusted, but the amount of net operating losses allocated to us was increased by approximately $31.2 million.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions and tax attributes allocated to us, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carrybacks.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.

            At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  There were no payments made to Continental under the tax agreement during 2008 and 2007.  We made approximately $24.8 million and $25.3 million of net payments to Continental under the tax agreement related to the additional tax deductions during 2006 and 2005, respectively.  Because of the April 2005 Section 382 change in ownership, our ability to utilize some of the tax attributes flowing from Continental has been limited.  Our losses in 2007 and 2008 carryback to offset the tax shortfall, but result in an interest charge recorded in current tax expense and discussed above.  Our August 2008 Section 382 ownership change limits our ability to realize the gross deferred tax assets recorded at December 31, 2008.  Federal and many state net operating loss carryovers are subject to substantial annual limitations over their remaining life, while our federal regular tax deductions for our tax amortizable intangible assets are limited for the five year period after this ownership change.  We are currently assessing the impact of this limitation including any amounts that may be owed from Continental to the Company.  If amounts are recoverable from Continental, it may decrease the valuation allowance recorded as of December 31, 2008.

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

            Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  We classify interest and penalties on tax deficiencies as charges to income tax expense.  For the year ended December 31, 2008 we recorded a net interest charge of $1.6 million to income tax expense in the consolidated statements of operations.  As of December 31, 2008 and 2007, there were no material unrecognized tax benefits or associated accrued interest and penalties under FIN 48.  The calendar tax years 2003 through 2007 remain subject to examination by the Internal Revenue Service.

Note 11 – Earnings / (Loss) Per Share

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

            The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the years ended December 31, 2008, 2007, and 2006 (in thousands, except per share amounts):

	Year ended December 31,

	2008	2007	2006
Numerator:
Net income / (loss)	$(88,195)	$(70,248)	$92,565
Income impact of assumed conversion of convertible debt	—	—	3,662

	$(88,195)	$(70,248)	$96,227

Denominator:
Weighted average common shares outstanding	11,265	5,369	5,386
Effect of stock options	—	—	—
Effect of restricted stock	—	—	13
Assumed conversion of convertible debt	—	—	754

	11,265	5,369	6,153

Basic earnings / (loss) per share	$(7.83)	$(13.08)	$17.18

Diluted earnings / (loss) per share	$(7.83)	$(13.08)	$15.64

            We excluded 55,886 and 60,849 shares of restricted stock from the weighted average shares used in computing Basic EPS for the years ended December 31, 2008 and 2007, respectively, as these shares were not vested as of these dates.

            Weighted average common shares outstanding for the Diluted EPS calculation also include the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 0.4 million, 0.4 million and 0.2 million shares of our common stock for the years ended December 31, 2008, 2007 and 2006, respectively, these options’ exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.3 million, 0.7 million and 0.8 million shares of common stock equivalents for the assumed conversion of convertible debt for the years ended December 31, 2008, 2007 and 2006, respectively.

            As a result of our tender offer with respect to our Original 4.25% Convertible Notes due 2023, we issued 16.4 million shares (Reverse Split adjusted) of our common stock in payment for the $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest that was due August 1, 2008.

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

            The Reverse Split was part of our continuing efforts to return to trading on all New York Stock Exchange (“NYSE”) Group platforms.  In addition, the reverse split was a step to allow us to return to compliance with the continued listing standard of the NYSE on January 20, 2009.  As a result of the Reverse Split, each 10 shares of our common stock was combined into and automatically became one share of our common stock which began trading on a split-adjusted basis when the market opened on October 2, 2008, with cash paid in lieu of fractional shares.  The reverse split affected all shares of our common stock and stock options outstanding immediately prior to the effective time of the Reverse Split.  The Certificate of Amendment did not change the par value of our common stock, which remains at $0.01 per share.

            Each stockholder’s percentage ownership in the Company and proportional voting power remains unchanged after the reverse split except for minor changes and adjustments resulting from fractional shares. The rights and privileges of stockholders were substantially unaffected by the Reverse Split.

            The Reverse Split which began trading on a split-adjusted basis when the market opened on October 2, 2008 is currently reflected in all share information presented in these financial statements.

Note 12 –– Preferred, Common and Treasury Stock

            Preferred Stock.  We have 10 million shares of authorized preferred stock, par value $0.1 per share.

            Common Stock.  We currently have one class of common stock, par value $.01 per share, with22.0 million shares issued and 17.7 million shares outstanding.  Each share of common stock is entitled to one vote.  Common stockholders would participate ratably in any dividends or distributions on the common stock.

            Treasury Stock.  In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  Additionally, during the fourth quarter of 2008, the Board authorized an additional $15 million for this program.  Purchases have been made from time to time in the open market; the timing of any share repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  We account for our common stock repurchases using the cost method such that when shares are reissued, proceeds in excess of cost are charged to additional paid-in capital and any deficiency is charged to accumulated earnings.  Cost is determined using a weighted average price.  Common stock acquired through the program is available for general corporate purposes.  As of December 31, 2008, we had a balance of $10.1 million remaining within the program for additional purchases.  As discussed In Note 11 – “Earnings / (Loss) Per Share”,stockholders approved to effect a Reverse Split of our common stock in 2008.

            The following table details annual activity under the share repurchase program (Reverse Split adjusted):

	Shares Repurchased (in thousands)	Average Cost per Share Excluding Commissions

2008	4,035	$1.91
2007	270	$29.23
2006	—	$—
2005	59	$95.12

            Shares forfeited under our stock based compensation plans are held as treasury stock, which can be used to issue new restricted stock and to satisfy any exercises of stock options.

Note 13 –– Stock-Based Compensation Plans

            As of December 31, 2008, we had three stock-based compensation plans: the ExpressJet Holdings, Inc. 2002 and 2007 Stock Incentive Plans (the “Incentive Plans”) and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”).  These Incentive Plans provide that we may grant awards in the form of stock options or restricted stock to our non-employee directors, our employees or employees of our subsidiaries. The 2007 Incentive Plan also provides that we may grant awards in the form of performance units, stock appreciation rights, or any other right, interest or option related to shares or other property, including cash. The aggregate number of shares of our common stock that may be issued under the Incentive Plans may not exceed 3.2 million shares, subject to adjustments as provided in these Incentive Plans.  We have reserved 3.2 million shares of our common stock for issuance under this plan.  Options granted under these Incentive Plans have been awarded with exercise prices equaling the fair market value of the stock on the date of grant, vest over a four-year period for employees or a six-month period for non-employee directors and expire seven years after the date of grant in the case of employees and ten years after the date of grant in the case of directors.

            The fair value of Holdings’ options granted during 2008, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model, which requires us to make several assumptions.  The table below summarizes the weighted-average of these assumptions for the year ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Risk-free interest rate	2.3%	4.7%	4.9%
Dividend yield	—	—	—
Expected market price volatility of our common stock	66.4%	49.3%	50.5%
Expected life of options (years)	9.5	7.0	7.0

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

            Based upon the assumptions above, the weighted-average fair value of the options granted during 2008, 2007 and 2006 was determined to be $5.03, $3.48 and $3.23.

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2008	475	$88.07	—	$—
Granted	26	7.88	—	—
Exercised	—	—	—	—
Forfeited or Expired	(64)	102.20	—	—
Outstanding as of December 31, 2008	437	$81.22	4.64	$0.00
Exercisable as of December 31, 2008	236	$103.81	3.77	$0.00

                A summary of the status of our unvested shares of restricted stock as of December 31, 2007, and changes during the 12-months ended December 31, 2008, is presented below:

Unvested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2008	57	$68.57	$1,411
Granted	102	14.22	—
Vested	(54)	46.01	516
Forfeited	(10)	33.15	—
Outstanding as of December 31, 2008	95	$26.76	$162

            As of December 31, 2008, there was $2.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.7 years.  Compensation cost recognized for the years ended December 31, 2008, 2007 and 2006 was $5.4 million, $5.7 million and $2.7 million respectively.

            On May 7, 2003, our stockholders approved the ESPP, which authorized the sale of up to one million pre-split shares of our common stock.  We have reserved 100,000 Reverse Split adjusted shares of our common stock for issuance under the ESPP.  Under the plan, all of our employees are eligible to purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of the semi-annual purchase period.  Our first purchase period began on July 1, 2003.  Employees may sell shares obtained under the ESPP six months after the end of the plan period in which the shares were purchased.  During 2008 and 2007, 59,368 and 8,349 Reverse Split adjusted shares, respectively, of our common stock were issued to our employees at prices ranging from $4.68 to $21.08 in 2008 and prices ranging from $51.26 to $60.18 in 2007

            The fair value of the purchase rights under the ESPP was also estimated using the Black-Scholes model with the following assumptions for 2008, 2007 and 2006, respectively:

ESPP	2008	2007	2006

Risk-free interest rate	3.3%	5.1%	4.7%
Dividend yield	—	—	—
Expected market price volatility of our common stock	65.9%	50.8%	53.2%
Expected life of purchase rights (months)	6	6	6
Weighted average fair value of each purchase right granted	$0.18	$1.17	$2.31

            In November 4, 2005, our Board of Directors approved accelerating the vesting of 669,750 unvested options currently held by employees, including executive officers, with exercise prices greater than $11.00 per share and extended the term of 868,500 employee options that had five-year terms to seven years.  These options were and remain out of the money, and the acceleration and extension were effective immediately.  No options held by non-employee directors were subject to acceleration or extension.  The acceleration of vesting reduces compensation expense upon the adoption of SFAS 123R.

Note 14 –– Employee Benefit Plans

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

            For the years ended December 31, 2008, 2007 and 2006, our total expense for the defined contribution plan was $19.4 million, $21.5 million and $19.5 million, respectively.

            Effective January 1, 2009, the 401(k) Plan was amended such that certain matches have been reduced or eliminated depending on the terms of the collective bargaining unit or work group, as applicable.

            The ExpressJet Airlines, Inc. Profit Sharing Plan (the “Profit Sharing Plan”) was adopted effective January 1, 2002 and amended on February 17, 2005.  Under this plan, if Airlines achieves a 10% operating margin, the Profit Sharing Plan will pay out 5% of eligible base pay received during the year to our eligible employees, which excludes employees whose collective bargaining agreements provide otherwise and employees who participate in our management bonus program or any other bonus program designated by the Human Resources Committee of our Board.  Profit sharing expense for the year ended December 31, 2006 was $9.2 million.  Due to our consolidated net operating losses in 2008 and 2007, no profit sharing expense was recognized.  Effective January 1, 2009 the Profit Sharing Plan was amended to pay out 10% of pre-tax profits.

            Effective January 1, 2009, we rolled out an enhanced profit sharing plan (“Enhanced Profit Sharing Plan”) to all eligible employees.  The award pool under the Enhanced Profit Sharing Plan is 50% of pre-tax net income greater than $30 million.  The Enhanced Profit Sharing Plan is paid out before the Profit Sharing Plan.

            We also provide medical bridge coverage for employees between the ages of 60 to 65, with at least 10 years of service who have retired from the Company.  On December 31, 2006 we adopted the recognition and disclosure provisions of Statement 158.  Statement 158 required the recognition of fund status (i.e., the difference between the fair value of plan assets and projected benefit obligations) of its defined benefit plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the new unrecognized actuarial gain and unrecognized prior service costs.

            In 2008, the plan to provide medical bridge coverage for non-pilot employees was frozen to not allow new retirees on or after January 1, 2009.  As a result, we recorded a reduction in our liability and a corresponding curtailment gain of $2.0 million.  The gain is reflected in the line item “Wages, salaries and related costs” in our consolidated statements of operations.

            In December 2007 President Bush signed the Fair Treatment for Experienced Pilots Act (H.R. 4343) into law.  This law increased the mandatory retirement age of commercial pilots from 60 to 65.  As a result of this legislation we no longer are required to provide medical bridge coverage to our pilots between the ages of 60 to 65 and therefore, we have recorded a reduction in our liability and corresponding curtailment gain of $0.8 million.  Our liability for medical bridge coverage for employees as of December 31, 2008 and 2007 was $.9 million and $2.5 million, respectively.

Note 15 –– Commitments and Contingencies

            Capacity Purchase Agreement.  See Note 2 – “Contract Flying” for further information regarding our capacity purchase agreement with Continental.

            Purchase Commitments.  As of December 31, 2008, we had options for 50 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 Family.  Our next option exercise date is April 1, 2009.  If we do not exercise or extend our option as of this date, 25 options will expire.  During 2005, Continental declined the right to include any of these option aircraft in the Continental CPA.  We retain the right to exercise them and fly these aircraft for other airlines or under our own code, subject to some restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

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

            We also have other contractual obligations of approximately $0.8 billion under our power-by-the-hour contracts with various service providers.  The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates.  Our level of operations, under the Continental CPA, is determined by Continental, which has exclusive scheduling authority over our fleet under the Continental CPA.  The level of operations inherent in the estimate is based on Continental’s most recent operating plan for us, which can be altered at Continental’s sole discretion and included operations for the 30 aircraft operating outside the Continental CPA.  Forecasted payment rates are based on actual rates as of December 31, 2008 and increased annually according to the particular inflation indices detailed in each contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

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

            Employees.  As of December 31, 2008, approximately 77% of our employees were covered by collective bargaining agreements.  Our contracts with our pilots, dispatchers, flight attendants, and mechanics will be amendable in December 2010, July 2009, August 2010 and August 2009, respectively.  Our contract with our production workers does not have a term but salaries are typically renegotiated each year.  Our other employees are not covered by collective bargaining agreements.

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

Note 16 – Related Party Transactions

            The following is a summary of significant related party transactions that occurred during the three years ended December 31, 2008, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

            Continental controls the scheduling, ticket prices and seat inventories with respect to Airlines’ operations under the Continental CPA.  In connection with this activity, Continental performs all sales and ticketing functions for Airlines on Continental ticket stock and receives cash directly from the sale of Airlines’ tickets.  Continental purchases or provides payment of certain items on our behalf, including, aircraft rent, fuel, certain payroll expenditures (including related benefits) and insurance, and charges us amounts as stipulated in the agreement.  In general, transfers or sales of assets between us and Continental are recorded at net book value.

            Continental provides various services to us and charges us amounts at rates in accordance with the Continental CPA and other agreements.  The services provided to us by Continental are as follows.

•

Certain customer services such as ground handling.  Charges related to these services were approximately $35.6 million, $67.6 million and $78.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

•

Centralized services and infrastructure costs, such as technology and some transaction processing.  Charges related to these services were approximately $2.4 million, $5.1 million and $8.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

            Revenue earned from Continental, including both the Continental CPA and our fixed rate ground handling revenue, was $1.0 billion, $1.4 billion and $1.7 billion for the years ended December 31, 2008, 2007, and 2006, respectively.

            We also have related-party transactions between us (including our subsidiaries) and our equity investees or Continental.  The following quantifies such activities:

•	During 2008, 2007 and 2006, InTech, a wholly owned subsidiary of Holdings, reported sales to Continental totaling $1.7 million, $1.3 million, and $1.1 million respectively.
•	During 2008, 2007 and 2006, Wing, in which Holdings owns a non-controlling interest, provided approximately $0.1 million, $1.9 million and $0.9 million, respectively, worth of services to Airlines.
•

During 2008, 2007 and 2006, FSS, in which Holdings owns a non-controlling interest, provided no services to Airlines in 2008, $1.9 million, and $1.4 million, respectively, worth of services to Airlines.

            We had approximately $0.4 million, $1.2 million and $1.0 million of receivables from our employees as of December 31, 2008 and 2007, respectively.  These receivables are related to uniforms, flight benefit charges and membership fees that are paid back to us through payroll deductions and do not include any of our officers.

Note 17 – Selected Quarterly Financial Data (Unaudited)

            As discussed in Note 11 – “Earnings / (Loss) Per Share”, stockholders approved to effect a one-for-ten Reverse Split of our common stock.  All per share information in the following table has been adjusted to reflect the Reverse Split.  Unaudited summarized financial data by quarter for 2008 and 2007 is as follows (in millions, except per share data):

	March 31,	June 30,	September 30,	December 31,

2008
Operating revenue (5)	$448.2	$447.2	$262.3	$160.5
Operating income (loss) (1)	(35.0)	(43.8)	(29.0)	(8.7)
Non-operating income (loss), net (2)	(13.9)	(4.9)	48.5	(6.0)
Net income (loss)	(31.3)	(31.7)	5.0	(30.2)
Basic earnings per share (3)	$(6.11)	$(6.18)	$0.32	$(1.61)
Diluted earnings per share (4)	$(6.11)	$(6.18)	$0.32	$(1.61)

2007
Operating revenue	$412.6	$395.6	$441.3	$436.0
Operating income (loss)	14.3	(42.7)	(36.7)	(41.8)
Non-operating income (loss), net	2.1	3.0	1.5	(6.6)
Net income (loss)	10.2	(26.4)	(22.3)	(31.7)
Basic earnings per share (1)	$1.88	$(4.89)	$(4.13)	$(6.01)
Diluted earnings per share (2)	$1.80	$(4.89)	$(4.13)	$(6.01)

(1)

Operating income (loss) includes $21.4 million of special charges made in the 2nd quarter of 2008 related to impairments of fixed assets and goodwill and $21.7 million of special charges incurred primarily in the 3rd quarter of 2008 for suspended operations.

(2)

Nonoperating (loss) includes $27.8 million gain from debt discount and settlement of fuel contracts of $23.1 million in the 3rd quarter of 2008.  In addition, there were $21.5 million of impairment charges on investments throughout 2008.

(3)

The sum of the individual quarterly earnings per share does not agree with year-to-date net income per share as each quarterly computation is based on the weighted average number of shares outstanding during that period.

(4)	See detailed reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS at - Note 11 – “Earnings / (Loss) Per Share”
(5)

Reimbursable costs under the Continental CPA are recorded to revenue.  The reimbursable expenses are different under the terms of the Amended Continental CPA versus the Original Continental CPA, and therefore revenues are inconsistent with prior periods, beginning July 1, 2008.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

            There were no disagreements on any matters of accounting principles of financial statement disclosure between us and our independent auditors.

            On November 20, 2008, the Audit Committee of our Board of Directors engaged KPMG LLP (“KPMG”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

Item 9A. Controls and Procedures

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of December 31, 2008.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

            The information required by Item 10 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2009 annual stockholders meeting.

Item 11. Executive Compensation

            The information required by Item 11 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2009 annual stockholders meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by Item 12 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2009 annual stockholders meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

            The information required by Item 13 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2009 annual stockholders meeting.

Item 14. Principal Accounting Fees and Services

            The information required by Item 14 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2009 annual stockholders meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements are included in Part II, Item 8. "Financial Statements and Supplementary Data":

(a)	(1)		Financial Statements

		•	Report of Management
		•	Report of Independent Registered Public Accounting Firm
		•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
		•	Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2008
		•	Consolidated Balance Sheets as of December 31, 2008 and 2007
		•	Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2008
		•	Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2008
		•	Notes to Consolidated Financial Statements

	(2)		Financial Statement Schedules:

		•	Report of Independent Registered Public Accounting Firm
		•	Schedule II - Valuation and Qualifying Accounts

            All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

Exhibit Number			Description

3.1		—

Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated July 1, 2008 and Certificate of Amendment dated October 1, 2008 (incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the quarter ended September 30, 2008).

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

4.2	(b)	—	Second Amendment to Rights Agreement, dated as of July 25, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated July 24, 2008).
4.3		—

Indenture among the Company, ExpressJet Airlines, Inc. ("Airlines") and Bank One, N.A., dated August 5, 2003, relating to the Company's Original 4.25% Convertible Notes due 2023 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated September 2, 2003, File No. 1-31300).

4.3	(a)	—	Form of 4.25% Convertible Note due 2023 (included with Exhibit 4.3).
4.3	(b)	—	Form of Notation of Guarantee (included with Exhibit 4.3).
4.3	(c)	—

First Supplemental Indenture among the Company, Airlines, and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.) dated July 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated July 30, 2008, File No. 1-31300).

4.3	(d)	—

Security and Collateral Agency Agreement, dated as of July 30, 2008, between the Company and the Bank of New York (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated July 30, 2008, File No. 1-31300).

10.1		—

Second Amended and Restated Capacity Purchase Agreement (the Continental "CPA") among the Company, XJT Holdings, Inc., Airlines and Continental (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2008). (1)

10.1	(a)	—	First Amendment to the Continental CPA dated August 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 2008).

10.1	(b)	—	Second Amendment to the Continental CPA dated December 23, 2008. (3)*
10.2		—

Amended and Restated Tax Agreement among the Company, Airlines and Continental dated July 22, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2002, File No. 1-31300).

10.3		—	2002 Stock Incentive Plan (the "2002 SIP") (incorporated by reference to Exhibit 10.8 to the Q102 10-Q). (2)
10.3	(a)	—	Form of Employee Stock Option Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.8(a) to the S-1). (2)
10.3	(b)	—	Form of Outside Director Stock Option Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.8(b) to the S-1). (2)
10.3	(c)	—

Form of Employee Restricted Stock Option Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2004, File No. 1-31300, the “Q204 10-Q”). (2)

10.3	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to the 2002 SIP (incorporated by reference to Exhibit 10.2 to the Q204 10-Q). (2)
10.4		—	ExpressJet Holdings, Inc. 2007 Stock Incentive Plan (the "2007 SIP") (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated May 23, 2007, File No. 1-31300). (2)
10.4	(a)	—	Form of Employee Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(a) to the Company’s Registration Statement on Form S-8, Reg. No. 333-143249, the “S-8”). (2)
10.4	(b)	—	Form of Outside Director Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(b) to the S-8). (2)
10.4	(c)	—	Form of Employee Restricted Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(c) to the S-8. (2)
10.4	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(d) to the S-8). (2)
10.4	(e)	—

ExpressJet Holdings, Inc. 2007 Long Term Incentive Program adopted under the 2007 SIP (incorporated by reference to Exhibit 10.8(e) to the Company’s report on Form 10-K for the year ended December 31, 2007). (2)

10.4	(f)	—	Form of award under the 2007 Long Term Incentive Program (incorporated by reference to Exhibit 10.8(f) to the Company’s report on Form 10-K for the year ended December 31, 2007). (2)
10.5		—	Management Bonus Plan as amended and restated through May 23, 2007 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated May 23, 2007, File No. 1-31300). (2)

10.6		—	ExpressJet Holdings, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006, File No. 1-31300). (2)
10.6	(a)	—	Form of Participation Agreement under the ExpressJet Holdings, Inc. Long Term Incentive Plan (included with Exhibit 10.11). (2)
10.6	(b)	—	First Amendment to Long Term Incentive Plan dated as of September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Q307 10-Q). (2)
10.6	(c)	—	Second Amendment to Long Term Incentive Plan dated as of November 20, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K dated November 26, 2008). (2)
10.7		—	Employment Agreement among the Company, Continental and James B. Ream (incorporated by reference to Exhibit 10.9 to the S-1). (2)
10.7	(a)	—	Letter Agreement among the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to Exhibit 10.9(a) to the Q102 10-Q). (2)
10.7	(b)	—	Amendment to Mr. Ream's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.12(b) to the 2004 10-K). (2)
10.7	(c)	—	Amendment to Mr. Ream’s Employment Agreement dated April 10 2008 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008). (2)
10.8		—	Employment Agreement among the Company, and LamPhung Ngo-Burns (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended September 30, 2008). (2)
10.9		—	Employment Agreement among the Company, Continental and Charles R. Coble (incorporated by reference to Exhibit 10.14 to the Company’s 10-K for the year ended December 31, 2007). (2)
10.9	(a)	—	Letter Agreement among the Company, Continental and Mr. Coble dated April 24, 2002 (incorporated by reference to Exhibit 10.14(a) to the Company’s 10-K for the year ended December 31, 2007). (2)
10.9	(b)	—	Amendment to Mr. Coble's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.14(b) to the Company’s 10-K for the year ended December 31, 2007). (2)
10.9	(c)	—	Amendment to Mr. Coble’s Employment Agreement dated April 10 2008 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008). (2)

10.10		—	Employment Agreement among the Company, Continental and James E Nides (incorporated by reference to Exhibit 10.15 to the Company’s 10-K for the year ended December 31, 2007). (2)
10.10	(a)	—	Letter Agreement among the Company, Continental and Mr. Nides dated April 24, 2002 (incorporated by reference to Exhibit 10.15(a) to the Company’s 10-K for the year ended December 31, 2007). (2)
10.10	(b)	—	Amendment to Mr. Nides’ Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.15(c) to the Company’s 10-K for the year ended December 31, 2007). (2)
10.10	(c)	—	Amendment to Mr. Nides’ Employment Agreement dated April 10 2008 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008). (2)
10.11		—	Employment Agreement among the Company and Karen Miles dated April 10, 2008. (2) (3)
10.12		—

Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and its non-employee directors (incorporated by reference to Exhibit 10.1 to the Company’s report of Form 10-Q for the quarter ended September 30, 2004, File No. 1-31300). (2)

10.13		—	Schedule of compensation payable to the Company’s non-employee directors (incorporated by reference to Exhibit 10.18 to the Company’s 10-K for the year ended December 31, 2008). (2) (3)
10.14		—	Schedule of auction-rate securities held. (3)
10.15		—

Agreement by and among the Company, Hayman Investments, L.L.C., Hayman Advisors, L.P., Hayman Capital Master Fund, L.P. and J. Kyle Bass, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated March 17, 2008, File No. 1-31300).

10.16		—

Agreement by and among the Company and Credit Suisse Securities (USA) LLC dated February 23, 2009 (incorporated by reference to Exhibit 10 to the Company’s report on form 8-K dated February 23, 2009, File No. 1-31300).

21.1		—	Subsidiaries of the Company. (3)
23.1		—	Consent of Independent Registered Public Accounting Firm. (3)
24.1		—	Powers of Attorney. (3)
31.1		—	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (3)
31.2		—	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (3)
32.1		—	Section 1350 Certification by Chief Executive Officer. (4)
32.2		—	Section 1350 Certification by Chief Financial Officer. (4)
*			The Company has applied to the Securities and Exchange Commission for confidential treatment for portions of the exhibit.

(1)	The SEC has granted confidential treatment for portions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.
(2)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.
(3)	Filed herewith.
(4)	Furnished herewith.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: March 2, 2009	By:	/s/ LAMPHUNG NGO-BURNS
Phung Ngo-Burns Vice President and Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

Signatures		Capacity

/s/ JAMES B. REAM James B. Ream		President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ LAMPHUNG NGO-BURNS LamPhung Ngo-Burns		Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ROBERT E. BICKMORE Robert E. Bickmore		Senior Director and Controller (Principal Accounting Officer)
/s/ SALVATORE J. BADALAMENTI* Salvatore J. Badalamenti		Director
/s/ GEORGE R. BRAVANTE, JR.* George R. Bravante, Jr.		Director
/s/ JANET M. CLARKE* Janet M. Clarke		Director
/s/ KIM A. FADEL* Kim A. Fadel		Director
/s/ JUDITH R. HABERKORN* Judith R. Haberkorn		Director
/s/ ANDREW JENT* Andrew Jent		Director
/s/ T. PATRICK KELLY* T. Patrick Kelly		Director
/s/ WILLIAM F. LOFTUS* William F. Loftus		Director
/s/ BONNIE S. REITZ* Bonnie S. Reitz		Director
	*By:	/s/ Suzanne L. Johnson Suzanne L. Johnson Attorney in Fact March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

ExpressJet Holdings, Inc.

            We have audited the consolidated financial statements of ExpressJet Holdings, Inc. (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated February 27, 2009 (included elsewhere in this Form 10-K).  Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                            /s/ ERNST & YOUNG LLP

Houston, Texas
February 27, 2009

EXPRESSJET HOLDINGS, INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2007, and 2008
(In thousands)

	Allowance for Doubtful Receivables	Allowance for Obsolescence	Deferred Tax Asset Valuation Allowance (1)

Balance, December 31, 2005	$99	$9,101	$334,806
Additions charged to expense	24	1,496	—
Deductions from reserve (2)	—	(837)	(23,853)
Other (3)	—	—	826

Balance, December 31, 2006	123	9,760	311,779
Additions charged to expense	414	2,764	1,031
Deductions from reserve (2)	(178)	(989)	—
Other	—	—	243

Balance, December 31, 2007	359	11,535	313,053
Additions charged to expense	489	2,077	27,862
Deductions from reserve (2)	(104)	(685)	—
Other	—	—	—

Balance, December 31, 2008	$744	$12,927	$340,915

(1)	The deferred tax asset valuation allowance includes the net tax agreement obligation to Continental.
(2)

“Deductions from reserve” related to the allowance for obsolescence consists of entries made to remove spare parts with zero net book value from our general ledger.  “Deductions from reserve” related to the deferred tax asset valuation allowance are related to payments made to Continental under the tax agreement.

(3)

“Other” related to the deferred tax asset valuation allowance for 2005 is related to the adjustment of the fair value of the tax basis of our tangible and intangible assets as described in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 10 – Income Taxes.”