Form 10-Q
period 2009-03-31
EXPRESSJET HOLDINGS INC
filed 2009-05-07
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

            Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X ]

As of May 4, 2009, 15,041,963 shares of common stock were outstanding.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,

	2009	2008 (as restated – Note 1)

	(Unaudited)	(Unaudited)
Operating Revenue
Passenger	$144,188	$423,327
Corporate aviation	16,050	$13,702
Ground handling and other	9,471	11,139

	169,709	448,168

Operating Expenses:
Wages, salaries and related costs	79,675	114,605
Maintenance, materials and repairs	38,802	55,646
Other rentals and landing fees	12,895	29,687
Depreciation and amortization	7,704	8,638
Outside services	7,595	16,719
Aircraft rentals	5,472	86,758
Aircraft fuel and related taxes	3,221	97,986
Ground handling	3,105	26,011
Marketing and distribution	1,325	11,891
Other operating expenses	20,931	35,210

	180,725	483,151

Operating Loss	(11,016)	(34,983)

Nonoperating Income (Expense):
Impairment charges on investments	—	(13,661)
Amortization of debt discount	(780)	(7,078)
Interest expense	(2,029)	(2,355)
Interest income	348	2,363
Capitalized interest	62	400
Equity investments loss, net	(377)	(685)
Other, net	(85)	80

	(2,861)	(20,936)

Loss before Income Taxes	(13,877)	(55,919)
Income Tax Benefit	2,473	20,223

Net Loss	$(11,404)	$(35,696)

Basic & Diluted Loss per Common Share	$(0.67)	$(6.96)

Shares Used in Computing Basic & Diluted Loss per Common Share	17,031	5,128

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31,	December 31,
	2009	2008 (as restated – Note 1)

	(Unaudited)
Current Assets:
Cash and cash equivalents	$57,059	$57,528
Restricted cash	22,416	20,460
Short-term investments	37,592	41,369
Accounts receivable, net of allowance of $1,429 and $744, respectively	12,051	11,212
Amounts due from Continental Airlines, net	1,082	—
Spare parts and supplies, net	21,828	23,850
Income tax receivable	383	383
Prepayments and other	4,817	6,929

Total Current Assets	157,228	161,731

Property and Equipment:
Owned property and equipment:
Flight equipment	219,787	222,401
Other	152,232	168,291

	372,019	390,692
Less: Accumulated depreciation	(164,488)	(169,804)

	207,531	220,888

Capital Leases:
Ground service equipment	—	43
Less: Accumulated amortization	—	(11)

	—	32

Total Property and Equipment	207,531	220,920

Investments in Other Entities	1,223	1,600
Debt Issuance Cost, net	1,556	1,722
Other Assets, net	2,766	2,916

Total Assets	$370,304	$388,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2009	December 31, 2008 (as restated – Note 1)

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt	$3,459	$3,459
Current maturities of capital lease obligations	—	3
Accounts payable	7,278	1,842
Accrued payroll and related costs	34,644	36,672
Accrued airport service costs	7,377	10,221
Accrued maintenance, materials and repair costs	14,507	11,558
Accrued taxes	6,801	10,541
Amounts due to Continental Airlines, net	—	1,539
Credit facility	5,000	—
Accrued other liabilities	15,604	20,437

Total Current Liabilities	94,670	96,272

Long-term Debt	5,189	5,848

11.25% Convertible Secured Notes due 2023, net of discount of $20,329 and $21,109, respectively	38,683	39,740

Capital Lease Obligations	—	11

Deferred Income Taxes	42,850	42,807

Other Long-term Liabilities	716	1,750

Commitments and Contingencies – See Note 9

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $.01 par, 150,000,000 shares authorized, and 22,024,439 and 22,024,439 shares issued, respectively	220	220
Additional paid-in capital	288,865	288,339
Accumulated loss	(80,601)	(69,018)
Accumulated other comprehensive loss	(648)	(20)
Common stock held in treasury, at cost 6,974,009 and 4,344,666 shares, respectively	(19,640)	(17,060)

Total Stockholders’ Equity	188,196	202,461

Total Liabilities and Stockholders’ Equity	$370,304	$388,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2009	2008

	(Unaudited)	(Unaudited)

Net Cash Flows used in Operating Activities	$(10,105)	$(36,761)

Cash Flows from Investing Activities:
Capital expenditures	(1,332)	(2,802)
Proceeds from the sale of property and equipment	9,227	—
Proceeds from sale of short-term investments	3,631	—
Purchase of short-term investments	—	(65,075)
Investments in restricted cash	(2,174)	(1,830)

Net cash provided by (used in) investing activities	9,352	(69,707)

Cash Flows from Financing Activities:
Repurchase of common stock	(2,838)	(730)
Payments on long-term debt and capital lease obligations	(659)	(874)
Payments on convertible debt	(1,308)	(3,389)
Proceeds from credit facility	5,000	—
Proceeds from issuance of common stock related to Employee Stock Purchase Plan	—	1,305
Other	89	9,109

Net cash provided by financing activities	284	5,421

Net Decrease in Cash and Cash Equivalents	(469)	(101,047)
Cash and Cash Equivalents - Beginning of Period	57,528	189,259

Cash and Cash Equivalents - End of Period	$57,059	$88,212

Supplemental Cash Flow Information:
Interest paid, net	$3,543	$3,169
Income taxes paid (refunded) – including payments (refunds) under tax agreement with Continental Airlines	$(43)	$(1,202)

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

            Our primary business is flying 244 aircraft under contractual arrangements for network carriers and entities desiring cost-effective and fully customizable group travel.  As of March 31, 2009, our fleet was assigned as follows:

•	214 aircraft for Continental Airlines, Inc. (“Continental”) as Continental Express pursuant to a capacity purchase agreement (the “Amended Continental CPA”); and
•	30 aircraft in our Corporate Aviation division, which is dedicated to long-term charter agreements and ad-hoc charter arrangements.

            Liquidity.  In light of the ongoing challenges faced by the airline industry and the recession facing the global economy, we believe controlling costs and cash preservation are crucial to sustaining our liquidity and meeting our financial obligations over the next year.

            Our 2009 cash flows as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•

$9.2 million proceeds from the sale of certain non-core assets, including substantially all of the assets of two wholly-owned subsidiaries, American Composites, LLC (“American Composites”) and XJT Florida, Inc. (“XJT Florida”); and

•	$5.0 million revolving line of credit (the “Citigroup Credit Facility”) entered into with Citigroup Global Markets Inc. (“Citigroup”).

            We believe that our existing liquidity and projected 2009 cash flows will be sufficient to fund current operations and our financial obligations through the twelve months ending March 31, 2010.  However, factors beyond our control may require us to alter our current plans and expectations and may have a material adverse impact on our ability to sustain operations over the long-term.

            The interim financial information in the accompanying consolidated financial statements and these notes is unaudited, but reflects all adjustments necessary, in our opinion, to provide a fair presentation of our financial results for the interim periods presented.  These adjustments are of a normal, recurring nature.  In addition, all intercompany transactions have been eliminated in consolidation.  Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  These interim consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”).

Note 1 – Summary of Significant Accounting Policies

            The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Holdings and its subsidiaries.  All material intercompany transactions have been eliminated in consolidation.  The following are changes to the accounting policies and estimates described in our 2008 10-K.

            Adopted Accounting Policy.  On January 1, 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which applies to all convertible debt instruments that have a “net settlement feature”, meaning that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  FSP APB 14-1 requires we split a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.

            FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented.  The adoption of FSP APB 14-1 affects the accounting for our original 4.25% Convertible Notes due 2023 issued in 2003 (the “Original 4.25% Convertible Notes due 2023”) which on August 2, 2008, became our 11.25% Convertible Secured Notes due 2023.  The retrospective application of this pronouncement resulted in increased non-cash interest expense for 2003 through 2008.  We adjusted the consolidated statement of operations for the three months ended March 31, 2008 to include non-cash interest expense (presented as Amortization of debt discount on our consolidated statements of operations) of $7.1 million related to our Original 4.25% Convertible Notes due 2023.  In addition, the adoption of FSP APB 14-1 required us to re-characterize the $27.8 million gain originally recorded in August 2008 when we modified our 11.25% Convertible Secured Notes due 2023, as additional paid-in capital.  Also, as described in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9 – “Long-term Debt” in our 2008 10K, in August 2008 we issued 16.4 million shares (reverse split-adjusted) of our common stock in payment of the repurchase price for the $59.7 million principal amount of the Original 4.25% Convertible Notes due 2023.  The adoption of FSP APB 14-1 required us to recognize a gain on extinguishment of debt and a decrease to additional paid-in capital of $32.8 million as the fair value of our Original 4.25% Convertible Notes due 2023 was below the repurchase price of $59.7 at the time of the transaction.  Adjustments to income taxes have been recorded on the foregoing adjustments to the extent tax benefits were available.

            The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in thousands, except per share data):

	Three Months Ended March 31, 2008

Consolidated Statements of Operations:	Originally Reported	As Restated – Note 1

Amortization of debt discount	$—	$(7,078)
Income tax benefit	17,534	20,223
Net loss	(31,307)	(35,696)

Basic and Diluted Loss per Common Share	$(6.11)	$(6.96)

	December 31, 2008

Consolidated Balance Sheet:	Originally Reported	As Restated – Note 1

Additional paid-in capital	$238,065	$288,339
Accumulated loss	$(18,744)	$(69,018)

Note 2 – Contract Flying

            Amended Continental CPA.  Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly pursuant to the terms of our original capacity purchase agreement with Continental (the “Original Continental CPA”).  Payment was based on a formula designed to provide Airlines with a target operating margin of 10% before taking into account variations in certain costs and expenses that were generally within our control.  We had exposure for most labor costs and some maintenance and general administrative expenses if actual costs were higher than those budgeted in our block hour rates.  For the first six months of 2008, we recognized revenues using 2007 block hour rates, pursuant to a settlement agreement signed with Continental.

            In June 2008, we reached an agreement with Continental to amend the Original Continental CPA.  The Amended Continental CPA, which became effective July 1, 2008, has a seven-year term and provides that we will fly a minimum of 205 aircraft for Continental through July 1, 2009, and a minimum of 190 aircraft for the remainder of the term.  Currently, we fly 214 aircraft for Continental Airlines.  For the three months ended March 31, 2009, we recognized an additional $2.1 million in contract revenues in respect of shortfalls in aircraft utilization pursuant to the first amendment to the Amended Continental CPA.  For further detailed discussion of all the terms and specifics of the Amended Continental CPA, refer to Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 2 – Contract Flying” in our 2008 10-K.

Note 3- Restructuring and Related Special Charges

As of March 31, 2009, our remaining accruals for the special charges we incurred in 2008 and expect to pay in cash are as follows (in thousands):

	Balance December 31, 2008	Payments/ Adjustments	Balance March 31, 2009

Wages and fringe	$297	$(297)	$—
Contract termination costs	970	(970)	—
Unused facility costs	3,952	(1,456)	2,496

	$5,219	$(2,723)	$2,496

            Final cash payments and adjustments related to the wages and fringe accrual and contract termination costs were made during the three months ended March 31, 2009.  Cash payments remaining on our lease obligations for unused facilities will continue through 2010.  For a detailed discussion of special charges incurred in 2008, refer to Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 – Restructuring and Related Special Charges” in our 2008 10-K.

Note 4 – Segment Reporting

            The following business discussion is based on two reportable segments, Contract Flying and Aviation Services, as they were structured during the three months ended March 31, 2009.

            Contract Flying.  This reportable segment includes components related to our fleet operating within the Amended Continental CPA and long-term charter agreements and ad-hoc charter service arrangements within our Corporate Aviation division.

            Aviation Services.  This reportable segment includes components related to our ground-handling services pursuant to agreements with Continental and other airlines, as well as through our two wholly owned subsidiaries, which include ExpressJet Services, LLC (“ExpressJet Services”) and InTech Aerospace Services, LP (“InTech”) and our majority owned subsidiary, Saltillo Jet Center, S. de R.L. C.V. (“Saltillo”).  These entities are collectively referred to herein as “Services”.  Under Services’ brand, we provide composite, interior (including refurbishment of seat, galleys, lavatories and panels) and thrust reverser repairs, as well as aircraft painting, throughout our four facilities in the United States and Mexico.  In the first quarter of 2009, we sold substantially all of the assets of American Composites and an approximately 74,000 square foot building in Miami, Florida that was owned by XJT Florida and leased to American Composites for use as a maintenance/composites shop.

            A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operations.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  Consequently, the tables below present (in thousands) our operating revenues, including inter-segment revenues, and segment profit / (losses) generated per reportable segment for the three months ended March 31, 2009 and 2008.  We also included our reconciliation of the consolidated operating revenue to consolidated net loss before taxes and of our total assets as of March 31, 2009 and 2008.  The segmented information for prior periods will be restated to reflect all changes in reportable segments.

	Contract Flying	Aviation Services	Eliminations	Consolidated

Three Months ended March 31, 2009:
Revenue from customers	$160,268	$11,919	$(2,478)	$169,709
Direct segment expenses	119,366	5,730	(2,478)	122,618

Segment profit	$40,902	$6,189	$—	$47,091
Other shared expenses (1)				(58,107)
Amortization of debt discount				(780)
Interest expense				(2,029)
Interest income				348
Capitalized interest				62
Equity investments loss, net				(377)
Other, net				(85)

Consolidated loss before income taxes				$(13,877)

Assets as of March 31, 2009
Segment assets	$100,489	$11,119	$—	$111,608
Other shared assets (2)				258,696

Total consolidated assets				$370,304

(1)

Some of the major components of other shared expenses for the three months ended March 31, 2009 are maintenance labor – $16.1 million; general and administrative labor and related expenses – $14.3 million; other general and administrative expenses – $18.7 million; outside services – $6.5 million; and non-airport rentals – $2.2 million; and transition costs – approximately $0.3 million.

(2)	Other shared assets include assets that are interchangeable between segments.

	Contract Flying	Branded Flying(3)	Aviation Services	Eliminations	Consolidated

Three Months ended March 31, 2008: (as restated – Note 1)
Revenue from customers	$365,674	$72,870	$11,200	$(1,576)	$448,168
Direct segment expenses	275,380	118,084	6,177	(1,576)	398,065

Segment profit (loss)	$90,294	$(45,214)	$5,023	$—	$50,103
Other shared expenses (1)					(85,086)
Impairment charges on investments					(13,661)
Amortization of debt discount					(7,078)
Interest expense					(2,355)
Interest income					2,363
Capitalized interest					400
Equity investments loss, net					(685)
Other, net					80

Consolidated loss before income taxes					$(55,919)

Assets as of March 31, 2008: (as restated – Note 1)
Segment assets	$175,580	$37,923	$14,930	$—	$228,433
Other shared assets (2)					329,720

Total consolidated assets					$558,153

(1)

Some of the major components of other shared expenses for the three months ended March 31, 2008 are maintenance labor - $20.3 million; general and administrative labor and related expenses - $24.0 million; other general and administrative expenses – $26.9 million; outside services - $11.2 million; and non-airport rentals - $2.7 million.

(2)	Other shared assets include assets that are interchangeable between segments.
(3)	We suspended our Branded Flying operations in late 2008. As a result, Branded Flying is shown as a reportable segment for 2008 periods but is not reflected in 2009.

            We will continue to monitor various components of our business and, if necessary, isolate those components into new reportable segments or transfer those components within our existing reporting structure.

Note 5 – Fair Value Measurements.

            In February 2008, we invested approximately $65 million in auction rate securities (“ARS”), which are classified as available-for-sale securities and reflected at fair value.  The fair value of our ARS is estimated using a discounted cash flow valuation model as of March 31, 2009.  As of March 31, 2009, we continue to earn interest at an average rate of 1.77% on all of our ARS.  At the end of each quarter, we record any changes in fair value related to these instruments that we deem to be temporary to accumulated other comprehensive income.  If we determine that any future decline in value was other than temporary, it would be recognized as a charge to earnings as appropriate.

            Our valuation model considers, among other items: the collateralization underlying the ARS, the creditworthiness of our counterparties, the timing of expected future cash flows and a discount rate accounting for the liquidity issue associated with the current market conditions.  These securities were also compared, where possible, to other observable market data with similar characteristics; however, due to the contraction in the credit markets and other factors, the market for ARS is currently trading at minimal volumes.  As we could not predict when the market would recover and needed to avail ourselves the flexibility to sell our ARS in the next 12 months, we evaluated and classified, in accordance with accounting guidance our ARS as short-term investments and recognized in the first quarter of 2008 an other-than-temporary impairment of $13.7 million.  This impairment charge was recognized as “Impairment charges on investments” in our consolidated statement of operations.  In January 2009, we monetized $4.2 million of our ARS for 87.5% of the face value of the securities and recorded an adjustment to other comprehensive income to reverse temporary impairments of $0.5 million recognized in previous years.  As of March 31, 2009, we estimated the fair value of our ARS investment to be $37.6 million and recorded an unrealized loss of $0.1 million to other comprehensive income, resulting in a total net comprehensive loss for the three months ended March 31, 2009 of $0.6 million.

            We continue to monitor the ARS market and expect to aggressively pursue monetizing the assets at or near face value through additional market transactions and recently initiated litigation against Royal Bank of Canada (“RBC”) related to such investments brokered by the firm.

            Assets that we measure at fair value on a recurring basis are shown below (in thousands):

	As of March 31, 2009 Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Cash equivalents	$51,705	$51,705	$—	$—
Short-term investments	37,592	—	—	37,592

Total	$89,297	$51,705	$—	$37,592

            The following table presents our ARS which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in Statement 157 (in thousands):

	Three Months Ended March 31,

	2009	2008

Beginning Balance Short-Term Investments	$41,369	$—
Purchases	—	65,075
Proceeds from Sales / Redemptions	(3,631)	—
Gross realized gains on sales	482	—
Other Than Temporary Impairments (included in non-operating income)	—	(13,661)
Temporary Changes in Market Value (included in other comprehensive income)	(628)	—

Ending Balance Short-Term Investments	$37,592	$51,414

            We determine the cost basis for our ARS sold using the specific identification method.

            Following the completion of the tender offer in August 2008 for our Original 4.25% Convertible Notes due 2023, $68.5 million aggregate principal of our convertible notes remained outstanding.  Additionally, as provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023.  In accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments,” we accounted for this exchange as an extinguishment of debt, since the net present value of the cash flows under the exchanged terms was more than 10% of the net present value of the cash flows under the terms of the original instrument.  As required by accounting rules, we recorded an adjustment to the convertible notes to reflect a fair value of $40.7 million, net of a debt discount of $27.8 million that will be amortized over the life of the new instrument up to the first date at which we may be required to repurchase the notes in August 2011.  Such adjustment was recorded as a non-recurring gain under non-operating income in 2008.  As discussed in Note 1 – “Summary of Significant Accounting Policies”, with the adoption of FSP APB 14-1, the $27.8 million gain previously recognized has been re-characterized as additional paid-in capital in our financial statements for 2008.  The net balance of the 11.25% Convertible Secured Notes due 2023 as of March 31, 2009 was $38.7 million.

            We estimated fair value of our convertible notes based on an average of market trading activity for the convertible notes subsequent to the exchange in August 2008.

            Liabilities that we measure at fair value on a non-recurring basis are shown below (in thousands):

		Fair Value Measurements Using

Description	August 2, 2008	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Equity Component (charged to additional paid-in capital)

11.25% Convertible Secured Notes due 2023	$68.5	$—	$40.7	$—	$27.8

            In March 2009, we entered into and drew down fully on the Citigroup Credit Facility with Citigroup in an effort to provide increased liquidity with respect to our ARS.  The Citigroup Credit Facility, which has a five year term and is pre-payable at any time, is a $5.0 million revolving credit facility and is secured by $10 million of our ARS holdings that were purchased from Citigroup Global.  Since the credit facility is secured by our ARS holdings, we classified the liability as current on our Consolidated Balance Sheet.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize our ARS portfolio.

Note 6 –– Debt

            As of March 31, 2009, and December 31, 2008, our debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

	(Unaudited)
Current Debt:
Current maturities of EDC Loans	$3,459	$3,459
Credit facility	5,000	—
Long-term Debt
EDC Loans	$5,189	$5,848
11.25% Convertible Secured Notes due 2023, net of discount of $20,329 and $21,109, respectively	38,683	39,740

	$52,331	$49,047

            Refer to Note 5 – “Fair Value Measurements” for additional background regarding the 11.25% Convertible Secured Notes due 2023.

            We estimated fair value of our 11.25% Convertible Secured Notes due 2023 based on an average of market trading activity for the convertible notes subsequent to the exchange in August 2008.

            Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we are required to deliver a certificate to the trustee from a third-party appraiser dated not later than 15 business days after January 1 of each year certifying the value of the pledged collateral for the notes as of January 1 or such later date.  We delivered a certificate from our independent appraiser in January 2009 indicating the previously appraised value of $180.4 million has not changed materially from the initial appraisal as of the amendment date.  Based on the principal amount of notes remaining outstanding as of March 31, 2009, the pledged collateral required under the 11.25% Convertible Secured Notes due 2023 is approximately $45.7 million in spare parts and $37.3 million in spare engines.

            The 11.25% Convertible Secured Notes due 2023 are guaranteed by Airlines.  Except as otherwise specified in the amended indenture governing the 11.25% Convertible Secured Notes due 2023, there are no restrictions on Airlines’ ability to transfer funds to Holdings in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to its parent in certain circumstances.

            Additionally, we have the right to redeem the notes for cash, as a whole at any time or from time to time in part, beginning on August 4, 2008, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any.  If we elect to use shares of common stock to repurchase any 11.25% Convertible Secured Notes due 2023, the number of shares will be equal to the repurchase price divided by 97.5% of the average closing sales price of our common stock for the five consecutive trading days ending on the third business day prior to the applicable repurchase date (adjusted to take into account the occurrence of certain events that would require adjustment of the conversion rate).  In certain circumstances, the notes were convertible into our common stock, at a ratio of 54.9451 shares of common stock per $1,000 principal amount of notes, which was equivalent to an initial conversion price of approximately $18.20 per common share.  As a result of the reverse split of our common shares that occurred in October 2008, the ratio is now 5.49451 shares of common stock per $1,000 principal amount of notes, which is equivalent to a price of approximately $182.00 per common share.  The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter.

            In the first quarter of 2009, we repurchased $1.8 million par value of our 11.25% Convertible Secured Notes due 2023 for $1.3 million, resulting in a net realized loss of $0.2 million.  Subsequent to these repurchases, our interest expense, calculated using the effective interest method, related to the debt discount will be $6.5 million in 2009, $8.8 million in 2010 and $6.5 million for the seven months ending July 31, 2011.  In 2008, we repurchased $6.5 million par value of our Original 4.25% Convertible Notes due 2023 and $7.6 million par value (book value of $4.5 million) of our 11.25% Convertible Secured Notes due 2023 for $10.8 million, resulting in a net realized gain of $0.2 million.

            As a result of the adoption of FSP APB 14-1, we were required to separately account for the debt and equity components of our 11.25% Convertible Secured Notes due 2023 in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized.  The debt and equity components for 11.25% Convertible Secured Notes due 2023 were as follows (in millions):

	March 31, 2009	December 31, 2008 (as restated – Note 1)

	(Unaudited)
Principal amount of convertible notes	$59.0	60.8
Unamortized debt discount	20.3	21.1
Net carrying amount	$38.7	39.7

Additional paid-in capital	$27.8	27.8

            At March 31, 2009, the unamortized discount had a remaining recognition period of approximately 28 months.

            The effective interest rates for the convertible notes for the three month period ended March 31, 2009 and 2008 were approximately 17% and 26%, respectively.

            We estimated the fair values of our $59.0 million and $60.8 million (carrying value) 11.25% Convertible Secured Notes due 2023 to be $40.2 million and $38.9 million as of March 31, 2009 and December 31, 2008, respectively, based upon quoted market prices.  In addition, we made interest payments of $3.5 million and $3.0 million in the quarters ended March 31, 2009 and 2008, respectively.

            The following table presents the changes in our convertible notes (in millions):

	Three Months Ended March 31,

	2009	2008 (as restated – Note 1)

Beginning balance in convertible notes	$39.7	$117.2
Repurchases	(1.8)	(3.5)
Amortization of debt discount	0.8	7.1

Ending balance in convertible notes	$38.7	$120.8

            In 2003, we entered into a series of secured loan agreements (the “EDC Loans”)with Export Development Canada (“EDC”).  The EDC Loans consist of $10.7 million loaned to us in May 2003 and $6.6 million loaned to us in September 2003.  During the three months ended March 31, 2009, we made payments in the amount of $0.8 million on the EDC Loans, of which $0.7 million related to principal.  As of March 31, 2009, the balance of the EDC Loans was $8.6 million.

            In March 2009, we entered into and drew down fully on the Citigroup Credit Facility with Citigroup in an effort to provide increased liquidity with respect to our ARS.  The Citigroup Credit Facility, which has a five-year term and is pre-payable at any time, is a $5.0 million revolving credit facility and is secured by $10 million of our ARS holdings that were purchased from Citigroup Global.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize our ARS portfolio.

            Other than our 11.25% Convertible Secured Notes due 2023, the EDC Loans and the Citigroup Credit Facility, we do not have any other material long-term borrowings or available lines of credit.

            The following condensed consolidating balance sheets, results of operations and cash flows present separately the financial position of the parent issuer (Holdings), the subsidiary guarantor (Airlines), and all other non-guarantor subsidiaries of Holdings on a combined basis.

	Condensed Consolidating Balance Sheet March 31, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$150,298	$6,930	$—	$157,228
Property and equipment, net	107	198,330	9,094	—	207,531
Investments in other entities	1,223	—	—	—	1,223
Other assets	1,556	4,528	2,194	(3,956)	4,322

Total assets	$2,886	$353,156	$18,218	$(3,956)	$370,304

Current liabilities	968	92,162	1,540	—	94,670
Intercompany payables (receivables)	(335,991)	335,699	292	—	—
Long-term debt	38,683	5,189	—	—	43,872
Other liabilities	3,842	43,680	—	(3,956)	43,566
Stockholders’ equity	295,384	(123,574)	16,386	—	188,196

Total liabilities and stockholders’ equity	$2,886	$353,156	$18,218	$(3,956)	$370,304

	Condensed Consolidating Balance Sheet December 31, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$153,182	$8,549	$—	$161,731
Property and equipment, net	108	207,257	13,555	—	220,920
Investments in other entities	1,600	—	—	—	1,600
Other assets	1,722	4,666	2,206	(3,956)	4,638

Total assets	$3,430	$365,105	$24,310	$(3,956)	$388,889

Current liabilities	2,662	91,562	2,048	—	96,272
Intercompany payables (receivables)	(338,432)	332,187	6,245	—	—
Long-term debt	39,740	5,848	—	—	45,588
Other liabilities	3,840	44,672	12	(3,956)	44,568
Stockholders’ equity	295,620	(109,164)	16,005	—	202,461

Total liabilities and stockholders’ equity	$3,430	$365,105	$24,310	$(3,956)	$388,889

	Condensed Consolidating Results of Operations Three Months Ended March 31, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$167,494	$4,694	$(2,479)	$169,709
Operating expenses	25	179,118	4,061	(2,479)	180,725

Operating income (loss)	(25)	(11,624)	633	—	(11,016)

Amortization of debt discount	(780)	—	—	—	(780)
Interest expense	(1,901)	(4,582)	—	4,454	(2,029)
Interest income	4,453	349	—	(4,454)	348
Capitalized interest	—	62	—	—	62
Equity investment income (loss)	(377)	—	—	—	(377)
Other, net	551	(381)	(255)	—	(85)

Income (loss) before income taxes	1,921	(16,176)	378	—	(13,877)
Income tax benefit (expense)	—	2,473	—	—	2,473

Net income (loss)	$1,921	$(13,703)	$378	$—	$(11,404)

	Condensed Consolidating Results of Operations Three Months Ended March 31, 2008 (as restated – Note 1) (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$445,482	$4,262	$(1,576)	$448,168
Operating expenses	27	479,660	5,040	(1,576)	483,151

Operating income (loss)	(27)	(34,178)	(778)	—	(34,983)

Impairment charge on investments	—	(13,661)	—	—	(13,661)
Amortization of debt discount	(7,078)	—	—	—	(7,078)
Interest expense	(2,175)	(4,639)	—	4,459	(2,355)
Interest income	4,459	2,363	—	(4,459)	2,363
Capitalized interest	—	400	—	—	400
Equity investment income (loss)	24	—	(709)	—	(685)
Other, net	70	46	(36)	—	80

Income (loss) before income taxes	(4,727)	(49,669)	(1,523)	—	(55,919)
Income tax benefit (expense)	1,866	17,972	385	—	20,223

Net income (loss)	$(2,861)	$(31,697)	$(1,138)	$—	$(35,696)

	Condensed Consolidating Cash Flows Three Months Ended March 31, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(4,532)	$(5,575)	$2	$(10,105)
Investing activities	—	3,863	5,490	(1)	9,352
Financing activities	—	284	1	(1)	284

Net increase (decrease) in cash	—	(385)	(84)	—	(469)
Cash at the beginning of the period	—	56,672	856	—	57,528

Cash at the end of the period	$—	$56,287	$772	$—	$57,059

	Condensed Consolidating Cash Flows Three Months Ended March 31, 2008 (as restated – Note 1) (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(37,045)	$(123)	$407	$(36,761)
Investing activities	—	(69,707)	—	—	(69,707)
Financing activities	—	5,422	406	(407)	5,421

Net increase (decrease) in cash	—	(101,330)	283	—	(101,047)
Cash at the beginning of the period	—	188,834	425	—	189,259

Cash at the end of the period	$—	$87,504	$708	$—	$88,212

Note 7 –– Income Taxes

            The tender offer and partial redemption in August 2008 of the Original 4.25% Convertible Notes due 2023 triggered a change in ownership limitation under Section 382 of the Internal Revenue Code (“Section 382”) of Holdings.  Based on our initial Section 382 analysis, conducted in conjunction with our 2008 annual filings, it appeared that a Section 382 change in ownership occurred in April 2005, as well as in August 2008.  Due to the 2005 change, an after tax charge primarily related to interest on the timing of certain tax obligations was recorded in 2008.  Upon completion of our Section 382 analysis during 2009, we have determined that an ownership change did not occur in April 2005.  As a result, we have recorded a tax benefit of $2.5 million during 2009 to reverse the corresponding expense recorded in 2008.

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

            At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  There were no payments made to Continental under the tax agreement during 2008 or first quarter 2009.  The Section 382 ownership change that occurred in August 2008 limits our ability to realize our gross deferred tax assets.  Federal and many state net operating loss carryovers are subject to substantial annual limitations over their remaining life, while our regular federal tax deductions for our tax amortizable intangible assets are limited for the five year period after this ownership change.  Due to these limitations we have not recorded deferred tax assets related to our net losses before income taxes for the quarter ended March 31, 2009.

            Effective January 1, 2007, we adopted the provisions of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  As of March 31, 2009 there were no material unrecognized tax benefits or associated accrued interest and penalties under FIN 48.

Note 8 – Earnings / (Loss) Per Share

            We account for earnings per share in accordance with Statement of Financial Accounting Standard No. 128 — “Earnings per Share.”  Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  As required per SEC Staff Accounting Bulletin Topic 4C, “Changes in Capital Structure”, the computation of basic and diluted loss per share has been retroactively adjusted to reflect the reverse stock split for all periods presented in our consolidated statements of operations.

            The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended March 31,

	2009	2008 (as restated – Note 1)

Numerator:
Net loss	$(11,404)	$(35,696)
Income impact of assumed conversion of convertible debt	—	—

	$(11,404)	$(35,696)

Denominator:
Weighted average common shares outstanding	17,031	5,128
Effect of stock options	—	—
Effect of restricted stock	—	—
Assumed conversion of convertible debt	—	—

	17,031	5,128

Basic & Diluted Loss per Common Share	$(0.67)	$(6.96)

            We excluded 90,433 and 63,671 shares of restricted stock from the weighted average shares used in computing Basic EPS for the three months ended March 31, 2009 and 2008, respectively, as these shares were not vested as of these dates.

            Weighted average common shares outstanding for the Diluted EPS calculation also include the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

Options to purchase 0.4 million and 0.5 million shares of our common stock for the three months ended March 31, 2009 and 2008, respectively, these options exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.3 million and 0.7 million shares of common stock equivalents for the assumed conversion of convertible debt for the three months ended March 31, 2009 and 2008, respectively.

Note 9 –– Commitments and Contingencies

            Capacity Purchase Agreement.  See Note 2 – “Contract Flying” for further information regarding our capacity purchase agreement with Continental.

            Purchase Commitments.  As March 31, 2009, we held options for 50 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 family.  Our options on 25 of the aircraft expired unexercised on April 1, 2009 and the remaining 25 options will expire on December 1, 2009 if we do not exercise such options on or before such date.  We retain the right to exercise these options and fly these aircraft for other airlines or under our own code, subject to certain restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

            General Guarantees and Indemnifications.  Pursuant to the Amended Continental CPA, we indemnify Continental for certain of our actions and it indemnifies us for some of its actions.

            Additionally, we are party to many contracts under which it is common for us to agree to indemnify third parties for tort liabilities that arise out of or relate to the subject matter of the contract.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but typically excludes liabilities caused by gross negligence or willful misconduct.  We cannot estimate the potential amount of future payments under these indemnities until events arise that would trigger a liability under the indemnities.  However, we expect to be covered by insurance for a material portion of these liabilities, subject to deductibles, policy terms and condition.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion contains a number of forward-looking statements that are based on our current expectations and involve a number of risks and uncertainties, many of which are outside our control.  Specifically statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to:  our dependence on Continental Airlines, Inc. (“Continental”) and our operations pursuant to a capacity purchase agreement with Continental (“Amended Continental CPA”); our charter operations; our small shareholder base; our current debt obligations; government regulations; dependence upon technology infrastructure; and any adverse effects from an aviation accident involving one of our aircraft.

            For further discussion of these risks, please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”) and in this report.  The statements in this report are made as of May 7, 2009 and the events described in forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

First Quarter Financial Highlights

•	Reported an $11.4 million loss for the first quarter 2009 versus a $35.7 million loss in first quarter 2008 – a 68% improvement year-over-year;
•

Incurred large year-over-year variances from expense items, such as aircraft rent and fuel associated with the 214 aircraft we are currently flying for Continental being removed from our income statement as part of the Amended Continental CPA;

•	Experienced increased wage pressure due to the seniority of our workforce;
•	Increased revenues within our corporate aviation division by 26.6% year-over-year, excluding fuel, because it is treated as a pass-through expense:
•	Used $10.1 million in cash flows from operations, versus $36.8 million in first quarter 2008, offset by investing and financing activities including:
	-	Repurchasing $2.8 million in equity and $1.8 million in par value of 11.25% Convertible Secured Notes due 2023;
-

Borrowing $5.0 million under a revolving line of credit (the “Citigroup Credit Facility”), from Citigroup Global Markets, Inc. (“Citigroup”) using a portion of our auction rate securities (“ARS”) as collateral; and

	-	Selling $9.2 million on non-core assets to increase the strength of our balance sheet.

First Quarter Operational Highlights

•	Experienced decreased utilization of 12.3% percent based on lower utilization under our Amended Continental CPA;
•	Continued to streamline operations to recognize efficiencies in our operations;
•	Began a modification line of interior upgrades to add ovens, power and upgraded sidewalls and panels on our 41-seat aircraft;
•	Scheduled two additional aircraft for conversion to our 41-seat configuration which will bring the total 41-seat fleet to eight aircraft; and
•	Added 3 stations to our aviation services division bringing the total to 31 stations ground handled by us for Continental as well as other operators.

Outlook

            As ExpressJet completes its transition from the restructuring initiated in 2008, we will continue to focus on three core areas:  contract flying for mainline partners; long-term charter agreements and ad-hoc charter arrangements for customers seeking customizable travel solutions (corporate aviation) and aviation services.  As we now generate revenue for actual hours flown, as opposed to hours scheduled, in our contract flying operations, our reported results will more closely follow the general trends of the aviation industry.

            Currently, the industry is experiencing a significant decrease in demand due to the global economic recession.  If demand declines further, the number of block hours we fly for mainline partners could decrease.  However, those reductions could be somewhat offset by our partner’s capability to utilize our smaller aircraft to economically serve markets that may not otherwise be viable in this reduced demand environment.  We will continue to focus on providing the most economically efficient and reliable service possible to best position ourselves for potential opportunities and to weather challenges within the airline industry.

            We will also continue to market our unscheduled charter services to customers seeking customizable travel solutions.  The corporate aviation market has recently suffered from negative media due to public scrutiny in the current economic climate with government bailouts occurring in many industries.  Contrary to this trend, our corporate aviation division is experiencing growth because we have a large fleet of dedicated aircraft and offer a greater number of seats than most of our competitors.  We also provide one of the most reliable products in the industry and we have never experienced a controllable cancellation in this operation.  We expect our revenues to continue growing in this division as we enter into additional contracts and continue to generate brand awareness.

            We also continue to leverage our aviation services segment.  This segment includes providing customer and ramp ground-handling services to Continental and other operators, interior and seat refurbishments and aircraft painting.  The ground handling operations allows us to generate additional income that helps to offset the cost we incur to perform these services in support of our other operations and provide a seamless product to our partner’s customers.

The following highlights key statistics within our three core areas during first quarter 2009:

•	214 EMB-145 aircraft operated for Continental;
•	30 EMB 145 aircraft operated within our corporate aviation division;
•	31 stations under management for ground-handling contracts;
•	7 hours and 19 minutes per aircraft average utilization;
•	97.4% system-wide completion factor; and
•	160,836 block hours flown.

            During 2009, we will continue to focus on keeping our variable costs at below the revenue-generating capability of our aircraft.  In 2008, we cut approximately $100 million in variable and fixed expenses from our operations.  During 2009, we will seek additional avenues for reducing expenses while also keeping our reliability at one of the highest levels seen in the industry.  We have two labor agreements that will become amendable during 2009 for our mechanics and dispatchers.  We will work with those labor groups to ensure we maintain our competitive cost structure.  Absent a combination of adverse factors outside of our control, we expect to break even or have slight positive cash contribution from our operations in 2009.

            As of March 31, 2009, our available liquidity (including restricted and unrestricted cash and our ARS holdings) was $117.1 million.  We plan to continue to focus on improving our balance sheet through generating cash flow from operations, selling non-core assets and making repurchases under our board approved securities repurchase program during 2009.  We also intend to continue evaluating the market for our ARS holdings to attempt to monetize the assets at or near face value and recently initiated litigation against Royal Bank of Canada related to such investments brokered by the firm.

            We believe that our existing liquidity, projected 2009 cash flows (including the incremental sources of liquidity described above), will be sufficient to fund current operations and our financial obligations through the twelve months ending March 31, 2010.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations.

Critical Accounting Policies and Estimates

            The following are changes to our accounting policies and estimates described in our 2008 10-K.

            Adopted Accounting Pronouncement.  On January 1, 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which applies to all convertible debt instruments that have a “net settlement feature”, meaning that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  FSP APB 14-1 requires we split a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.

            FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented.  The adoption of FSP APB 14-1 affects the accounting for our original 4.25% Convertible Notes due 2023 issued in 2003 (the “Original 4.25% Convertible Notes due 2023”) which on August 2, 2008, became our 11.25% Convertible Secured Notes due 2023.  The retrospective application of this pronouncement resulted in increased non-cash interest expense for 2003 through 2008.  We have retrospectively adjusted the consolidated statement of operations for the three months ended March 31, 2008 to include non-cash interest expense (presented as Amortization of debt discount on our consolidated statements of operations) of $7.1 million related to our Original 4.25% Convertible Notes due 2023.  In addition, the adoption of FSP APB 14-1 required us to move the $27.8 million gain originally recorded in August 2008 when we modified our 11.25% Convertible Secured Notes due 2023, to additional paid-in capital.  Also, as described in Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9 – “Long-term Debt” in our 2008 10K, in August 2008 we issued 16.4 million shares (reverse split-adjusted) of our common stock in payment of the repurchase price for the $59.7 million principal amount of the Original 4.25% Convertible Notes due 2023.  The adoption of FSP APB 14-1 required us to recognize a gain on extinguishment of debt and a decrease to additional paid-in capital of $32.8 million as the fair value of our Original 4.25% Convertible Notes due 2023 was below the repurchase price of $59.7 at the time of the transaction.  Adjustments to income taxes have been recorded on the foregoing adjustments to the extent tax benefits were available.

Results of Operations

            The following discussion provides an analysis of our results of operations and reasons for material changes in those results for the three months ended March 31, 2009, compared to the corresponding period ended March 31, 2008.

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

            Operating Revenue and Segment Profit (Loss)

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from the three months ended March 31, 2009 to the same period in 2008.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Three Months Ended March 31,

	2009	Total Revenue %	2008 (as restated – Note 1)	Total Revenue %	Increase / (Decrease)	Change %

Revenue from customers:
Contract Flying	$160,268	94.4%	$365,674	81.6%	$(205,406)	(56.2)%
Branded Flying	—	n/a (1)	72,870	16.3	(72,870)	n/a (1)
Aviation Services	11,919	7.0	11,200	2.5	719	6.4
Eliminations	(2,478)	(1.4)	(1,576)	(0.4)	902	57.2
Total Revenue from customers	169,709	100.0	448,168	100.0	(278,459)	(62.1)

Contract Flying	119,366	70.3	275,380	61.4	(156,014)	(56.7)
Branded Flying	—	n/a (1)	118,084	26.4	(118,084)	n/a (1)
Aviation Services	5,730	3.4	6,177	1.4	(447)	(7.2)
Eliminations	(2,478)	(1.4)	(1,576)	(0.4)	902	57.2
Total Direct segment costs	122,618	72.3	398,065	88.8	(275,447)	(69.2)
Segment profit	47,091	27.7	50,103	11.2	(3,012)	(6.0)
Other shared expenses, including transition costs	(58,107)		(85,086)
Impairment charges on investments	—		(13,661)
Amortization of debt discount	(780)		(7,078)
Interest expense	(2,029)		(2,355)
Interest income	348		2,363
Capitalized interest	62		400
Equity investments loss, net	(377)		(685)
Other, net	(85)		80

Consolidated income (loss) before income taxes	$(13,877)		$(55,919)

(1)	Branded flying operations were suspended on September 2, 2008.

            The table below (in thousands, except percentage data) sets forth the segment profit (loss) for the three months ended March 31, 2009 and the three months ended March 31, 2008 for each segment.

	Contract Flying		Aviation Services

	2009	Total Revenue %	2009	Total Revenue %

Revenue from customers	160,268	100.0	11,919	100.0
Direct segment costs	119,366	74.5	5,730	48.1
Segment profit (loss)	40,902	25.5	6,189	51.9

	Contract Flying		Branded Flying		Aviation Services

	2008	Total Revenue %	2008	Total Revenue %	2008	Total Revenue %

Revenue from customers	365,674	100.0	72,870	nm	11,200	100.0
Direct segment costs	275,380	75.3	118,084	nm	6,177	55.2
Segment profit (loss)	90,294	24.7	(45,214)	nm	5,023	44.8

            Contract Flying.  Block hours for contract flying with Continental were down 9.5% for the three months ended March 31, 2009 as compared to the same period ended March 31, 2008.  The decrease in operating revenue and expenses within our Contract Flying segment is primarily due to operating under the Original Continental CPA in 2008 versus under the Amended Continental CPA in 2009 as a result of the different revenue and expense structures contained in each agreement.

            Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly and was based on a formula designed to provide Airlines with a target operating margin of 10%.  Under the Amended Continental CPA, which became effective July 1, 2008, revenues are calculated at a pre-determined rate based on block hours flown at considerably lower rates then under the Original Continental CPA.  Likewise, under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the Amended Continental CPA and, therefore, these items are not included in our statements of operations beginning with July 1, 2008.

            Additionally, Delta Airlines (“Delta”) and ExpressJet agreed to terminate our capacity purchase agreement (the “Delta CPA”) effective September 2, 2008, and accordingly, there was no activity in operations for the Delta CPA for the three month period ended March 31, 2009.  Airlines earned approximately $15.7 million in revenue under the Delta CPA for the three months ended March 31, 2008.

            Branded Flying.  Airlines suspended flying under our ExpressJet brand and our pro-rate flying arrangement with Delta (the “Delta Prorate”) effective September 2, 2008, and accordingly, there was no activity in operations under the ExpressJet brand or the Delta Prorate for the three month period ended March 31, 2009.

            Aviation Services.   For the three months ended March 31, 2009, Aviation Services had a segment profit margin of 51.9%, up from 44.8% for the three months ended March 31, 2008.  This increase in profit was primarily a result of labor efficiencies within the segment.

            Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the three months ended March 31, 2009 to the three months ended March 31, 2008.

	Fiscal Year

	2009	Total Revenue %	2008	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries and related costs	$79,675	46.9%	$114,605	25.6%	$(34,930)	(30.5)%
Maintenance, materials and repairs	38,802	22.9	55,646	12.4	(16,844)	(30.3)
Other rentals and landing fees	12,895	7.6	29,687	6.6	(16,792)	(56.6)
Depreciation and amortization	7,704	4.5	8,638	1.9	(934)	(10.8)
Outside services	7,595	4.5	16,719	3.7	(9,124)	(54.6)
Aircraft rentals	5,472	3.2	86,758	19.4	(81,286)	(93.7)
Aircraft fuel and related taxes	3,221	1.9	97,986	21.9	(94,765)	(96.7)
Ground handling	3,105	1.8	26,011	5.8	(22,906)	(88.1)
Marketing and distribution	1,325	0.8	11,891	2.7	(10,566)	(88.9)
Other operating expenses	20,931	12.3	35,210	7.9	(14,279)	(40.6)

Total operating expenses	$180,725	106.5	$483,151	107.8	$(302,426)	(62.6)

            The following explanations are related to changes between the three months ended March 31, 2009 to the same period in 2008.

            Wages, salaries and related costs  decreased 30.5% in the three months ended March 31, 2009 when compared to the same period in 2008 primarily due to significant headcount reductions associated with the suspension of flying under our ExpressJet brand and our pro-rate flying arrangement with Delta that went into effect September 2, 2008.

            Maintenance, materials and repairs decreased 30.3% in the three months ended March 31, 2009 when compared to the same period in 2008, which is in line with the system-wide decrease in block hours of 30.6% over the same period.

            Other rentals and landing fees  decreased 56.6% for the first quarter when compared to the same period in 2008.  As a result of our suspended operations, expenses associated with landing fees decreased approximately 19%.  A second factor resulting in lower expense relates to the process of transitioning station management of a majority of the stations under the Amended Continental CPA from ExpressJet to Continental.  For further detailed discussion of all the terms and specifics of the Amended Continental CPA, refer to Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 2 – Contract Flying” in our 2008 10-K.  As a result, the associated facility rentals are now incurred directly by Continental and the related expense is no longer included in our statements of operations.

            Aircraft rentals expense decreased 93.7% for the quarter ended March 31, 2009 versus the quarter ended March 31, 2008 primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is responsible for paying aircraft rent for all aircraft operated for Continental thereunder and, therefore, the related expense is no longer included in our statements of operations.  In addition, lease payments for the 30 aircraft operating outside of the Amended Continental CPA are at significantly lower rates than the lease obligations under the Original Continental CPA.

            Aircraft fuel and related taxes  decreased 96.7% during the first quarter of 2009 when compared to the first quarter of 2008 primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Prior to July 1, 2008, our fuel price, including related fuel taxes, was capped at 71.20 cents per gallon under the Original Continental CPA.  Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all aircraft covered by the Amended Continental CPA and, therefore, the related expense is no longer included in our statements of operations.

            GroundHandlingexpense decreased 88.1% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is responsible for the station expenditures directly.  In addition, under the Amended Continental CPA, Continental is responsible for the cost of providing fueling services for all aircraft covered by the Amended Continental CPA and, therefore, the related ground handling and aircraft servicing expense related to operations in respect of the Amended Continental CPA is no longer included in our statements of operations.

            Marketing and Distribution  expense decreased 88.9% primarily due to the suspension of flying under our ExpressJet brand and the Delta Prorate that became effective September 2, 2008.  All marketing and distribution costs for aircraft operating within the Amended Continental CPA are incurred directly by Continental.

            Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the three months ended March 31, 2009 to the three months ended March 31, 2008.

	Fiscal Year

	2009	Total Revenue %	2008 (as restated – Note 1)	Total Revenue %	Increase / (Decrease)	Change %

Impairment charge on investments	$—	—%	$(13,661)	(3.0)%	$13,661	nm %
Amortization of debt discount	(780)	(0.5)	(7,078)	(1.6)	6,298	(89.0)
Interest expense	(2,029)	(1.2)	(2,355)	(0.5)	326	(13.8)
Interest income	348	0.2	2,363	0.5	(2,015)	(85.3)
Capitalized interest	62	0.0	400	0.1	(338)	(84.5)
Equity investments loss, net	(377)	(0.2)	(685)	(0.2)	308	(45.0)
Other, net	(85)	(0.1)	80	0.0	(165)	nm

Total non-operating expenses	$(2,861)	(1.7)	$(20,936)	(4.7)	$18,075	(86.3)

            The following explanations are related to changes in non-operating expenses between the three months ended March 31, 2009 to the same period in 2008.

            Impairment charge on investments represents a $13.7 million impairment that we recorded on our ARS investment during the three months ended March 31, 2008.  The need to record an other-than-temporary decline in valuation was caused by the uncertainty in the ARS market and the fact we determined we would consider liquidating these investments at a discount if necessary.  For further information on our ARS, refer to Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 5 – Fair Value measurements” in our 2008 10-K.

            Amortization of debt discount in  2009 represents our amortization of the fair value adjustment of $27.8 million recorded in 2008 that will be recognized to non-operating income through August 2011, the next put date of our 11.25% Convertible Secured Notes due 2023.  For 2008, we adjusted the consolidated statement of operations for the three months ended March 31, 2008 to include non-cash interest expense (presented as Amortization of debt discount on our consolidated statements of operations) of $7.1 million related to our Original 4.25% Convertible Notes due 2023.

            Interest income & Capitalized interest decreased primarily due to the volume of cash invested as well as decreases in the rate of interest earned in addition to a reduction in spending related to capital projects.

Certain Operational Information

The following statistical information for the periods indicated is helpful in understanding our financial results:

	For the three months ended March 31,

	2009	2008	Increase / (Decrease)		% Increase / (Decrease)

Operating Statistics:
Revenue passenger miles (millions) (1)	1,733	2,531	(798)		(31.5%)
Available seat miles (millions) (2)	2,438	3,475	(1,037)		(29.8%)
Passenger load factor (3)	71.1%	72.8%	(1.7	)pts	(2.33%)
Operating cost per available seat mile (cents) (4)	7.41	13.90	(6.49)		(46.7%)
Block hours (5)	160,836	231,877	(71,041)		(30.6%)
Operating cost per block hour (dollars) (6)	1,124	2,084	(960)		(46.1%)
Departures	83,400	120,124	(36,724)		(30.6%)
Average length of aircraft flight (miles)	586	593	(7)		(1.2%)
Average daily utilization of each aircraft (hours) (7)	7.32	9.30	(1.98)		(21.3%)
Completion factor	97.4%	96.6%	0.8	pts	0.8%
Revenue passengers (thousands)	2,831	4,157	(1,326)		(31.9%)
Actual aircraft in fleet at end of period	244	274	(30)		(10.9%)

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)

Operating cost per available seat mile is operating costs divided by available seat miles.  The reimbursable expenses are different under the terms of the Amended Continental CPA versus the Original Continental CPA, and therefore costs are inconsistent with prior periods, beginning July 2008.

(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Operating cost per block hour is operating costs divided by block hours.
(7)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated.

Future Costs

            Even after successful implementation of our cost saving initiatives, including headcount reductions, wage concessions and third-party vendor concessions, we need to remain committed to providing competitively priced services by controlling our costs.  We believe that our costs may still increase in the future due to:

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

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            At March 31, 2009, our available liquidity, including restricted and unrestricted cash and our ARS, was $117.1 million.  Our primary source of liquidity is cash flow provided from our operations.  For the three months ended March 31, 2009 and 2008, our operations used $10.1 million and $36.8 million, respectively.  As of March 31, 2009 and December 31, 2008, we had $22.4 million and $20.5 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights and letters of credit.

            For each of the three months ended March 31, 2009 and 2008, we spent $1.3 million and $2.8 million, respectively, on capital expenditures.  We anticipate capital expenditures for the remainder of 2009 to be between $3 million and $4 million, primarily related to technology for our charter operation and flight equipment.

            In light of the ongoing challenges faced by the airline industry and the global economic recession, we believe controlling costs and cash preservation are crucial to sustain our liquidity and meet our financial obligations over the next year.

            Our 2009 cash flows as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•	$9.2 million proceeds from the sale of certain assets, including substantially all of the assets of American Composites, LLC and XJT Florida, Inc.; and
•	$5.0 million revolving line of credit under the Citigroup Credit Facility.

            We believe that our existing liquidity and projected 2009 cash flows, including the incremental sources of liquidity described above and implementation of cost saving initiatives, if needed, will be sufficient to fund current operations and our financial obligations through the twelve months ending March 31, 2010.  However, as noted above, factors beyond our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

Debt

            As of March 31, 2009, total debt, including current maturities, totaled $52.3 million net of a discount of $20.3 million.  Our debt consisted of the 11.25% Convertible Secured Notes due 2023, the Citibank Credit Facility and the secured debt owed under the EDC Loans.

            Following the completion of the tender offer in August 2008 for our Original 4.25% Convertible Notes due 2023, $68.5 million aggregate principal (prior to $9.4 million subsequently repurchased by us) of our convertible notes remained outstanding.  Additionally, as provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023.  In accordance with EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments,” we accounted for this exchange as an extinguishment of debt, since the net present value of the cash flows under the exchanged terms was more than 10% of the net present value of the cash flows under the terms of the original instrument.  As required by accounting rules, we recorded the convertible notes to a fair value of $40.7 million, net of a debt discount of $27.8 million that will be amortized over the life of the new instrument up to the first date at which we may be required to repurchase the notes in August 2011.  The required adjustment was recorded as a non-recurring gain under non-operating income for 2008.  With the adoption of FSP APB 14-1, the $27.8 million gain previously recognized moved to additional paid-in capital in our financial statements for 2008.  The net balance of the 11.25% Convertible Secured Notes due 2023 as of March 31, 2009 was $38.7 million.

            We estimated fair value of the 11.25% Convertible Secured Notes due 2023 based on an average of market trading activity for the convertible notes subsequent to the exchange in August 2008.

            Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we are required to deliver a certificate to the trustee from a third-party appraiser dated not later than 15 business days after January 1 of each year certifying the value of the pledged collateral for the notes as of January 1 or such later date.  We delivered a certificate from our independent appraiser in January 2009 indicating the previously appraised value of $180.4 million has not changed materially from the initial appraisal as of the amendment date.  Based on the principal amount of notes remaining outstanding as of March 31, 2009, the pledged collateral requirement under the 11.25% Convertible Secured Notes due 2023 is approximately $45.7 million in spare parts and $37.3 million in spare engines.

            The 11.25% Convertible Secured Notes due 2023 are guaranteed by Airlines.  Except as otherwise specified in the amended indenture governing the 11.25% Convertible Secured Notes due 2023 were issued, there are no restrictions on Airlines’ ability to transfer funds to Holdings in the form of cash dividends, loans or advances.  General provisions of applicable state law, however, may limit the ability of any subsidiary to pay dividends or make distributions to its parent in certain circumstances.

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

            In 2003, we entered into a series of secured loan agreementswith EDC.  The EDC Loans consist of $10.7 million loaned to us in May 2003 and $6.6 million loaned to us in September 2003.  During the three months ended March 31, 2009, we made payments in the amount of $0.8 million on the EDC Loans, of which $0.7 million related to principal.  As of March 31, 2009, the balance of the EDC Loans was $8.6 million.

            In March 2009, we entered into and drew down fully on the Citigroup Credit Facility with Citigroup in an effort to provide increased liquidity with respect to our ARS.  The Citigroup Credit Facility, which has a five year term and is pre-payable at any time, is a $5.0 million revolving credit facility and is secured by $10 million of our ARS holdings that were purchased from Citigroup Global.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize our ARS portfolio.

            Other than our 11.25% Convertible Secured Notes due 2023, the EDC Loans and the Citigroup Credit Facility, we do not have any other material long-term borrowings or available lines of credit.

Securities Repurchase Program

            In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the Board authorized the inclusion of our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023), within the previously announced program.  During the fourth quarter of 2008, the Board authorized an additional $15 million for this program.  Purchases have been made from time to time in the open market and in privately negotiated transactions; the timing of any repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  As of March 31, 2009, we had a balance of $6.1 million remaining within the program for additional purchases.  See Part II, Item 2 of this report for more information about our repurchases.

Purchase Commitments and Contingencies

            As of March 31, 2009, we held options for 50 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 family.  Our options on 25 of the aircraft expired on April 1, 2009 and the remaining 25 options will expire on December 1, 2009 if we do not exercise such options on or before such date.  During 2005, Continental declined the right to include any of these option aircraft in the Original Continental CPA.  We retain the right to exercise these options and fly these aircraft for other airlines or under our own code, subject to certain restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

            Aircraft, Simulator and Spare Engine Leases.  As of March 31, 2009, we had significant lease and sublease obligations for aircraft, a flight training device and spare engines that are classified as operating leases, which are not reflected as assets or liabilities on our balance sheet.  These leases expire between 2015 and 2022.  As of March 31, 2009, our expected total minimum rental expense for the full year 2009 under current and future firm order aircraft, simulator operating leases and spare engine operating leases is $25.2million.  Under the Amended Continental CPA that went into effect July 1, 2008, Continental will bear all the rent expense for aircraft operating for Continental under that arrangement.  For the 30 aircraft retained outside of the Amended Continental CPA, we incur rent expense at reduced rental rates.  As of March 31, 2009, our expected total 2009 minimum rental expense for the 30 aircraft retained outside of the Amended Continental CPA is approximately $21.9million.  A substantial portion of our aircraft are leased directly by Continental from third parties and subleased to us by Continental.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  Pursuant to the terms of the amended indenture governing our 11.25% Convertible Secured Notes due 2023, we granted a security interest on certain of our property, including spare parts and spare aircraft engines.  We agreed that if certain collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

            We have been and are subject to market risks, including commodity price risk, such as aircraft fuel prices and interest rate risk.  See the Notes to Consolidated Financial Statements included in our 2008 10‑K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Prior to July 1, 2008, Continental provided all of our aircraft fuel for the aircraft covered by the Original Continental CPA, and we incurred fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and, therefore, effective July 1, 2008, fuel expense is no longer included in our statements of operations for aircraft flying within this arrangement.

Interest Rates

            We estimated the fair values of our $59.0 million and $60.8 million (carrying value) 11.25% Convertible Secured Notes due 2023 to be $40.2 million and $38.9 million as of March 31, 2009 and December 31, 2008, respectively, based upon quoted market prices.  Changes in the fair marketvalue of our fixed-rate debt could be affected by a variety of factors, including general investor behavior, industry specific risks and interest rate risks.  Holders of this debt had the right to require that we repurchase their notes on August 1, 2008.  On that date we satisfied $59.7 million in aggregate principal of outstanding notes that had been validly tendered.  Following the completion of the tender offer, $68.5 million aggregate principal of the Original 4.25% Convertible Notes due 2023 remained outstanding.  Additionally, as provided in the amended indenture governing the notes, the coupon associated with the notes increased from 4.25% to 11.25%, which results in an approximate $2.3 million increase in interest expense annually.  In accordance with EITF 96-19, we recorded a discount of $27.8 million to reflect the $68.5 million aggregate principal of our convertible notes at their fair market value of $40.7 million.  The $27.8 million discount is being accreted to “Amortization of debt discount” in our consolidated statements of operations and will continue until the first available repurchase date on August 1, 2011.  Net of bond repurchases through March 31, 2009, our amortization of debt discount will be $6.5 million in 2009, $8.8 million in 2010 and $6.5 million for the seven months ending July 31, 2011 using the effective interest method.  In conjunction with the amortization of debt discount, we are currently amortizing $2.0 million of capitalized fees associated with the convertible debt refinancing to interest expense until August 1, 2011.

Item 4.  Controls and Procedures.

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of March 31, 2009.

            No other changes in our internal control over financial reporting during our most recent fiscal quarter have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

               None.

Item 1A.  Risk Factors.

            Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2008 10-K under Part I, Item 1A, Risk Factors.  There have been no material changes in these risk factors since that report, except as discussed in “Outlook” and “Liquidity, Capital Resources and Financial Position” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

            Since 2005, our board of directors has authorized the expenditure of up to $45 million to repurchase shares of our common stock and our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023).

            As of December 31, 2008, we had $10.1 million remaining within the program for purchases.  In the first quarter of 2009, we purchased 2.6 million shares of our common stock and $1.8 million par value ($1.1 million book value) of our 11.25% Convertible Secured Notes due 2023 for approximately $4.0 million, leaving a current balance of $6.1 million within the program for additional purchases.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)(3)

January 1 to January 31, 2009	51,044	$1.78	51,014	$10.1
February 1 to February 28, 2009	43,540	$1.13	43,531	$10.1
March 1 to March 31, 2009	2,550,781	$1.07	2,550,437	$6.1

Total	2,645,365	$1.08	2,644,982	6.1

(1)

Amounts reflect total shares purchased which include those repurchased within our securities repurchase program as well as those withheld to satisfy individual employee tax obligations arising upon the vesting of restricted stock awards.  Shares withheld to satisfy individual employee tax obligations do not count against our securities repurchase program.

(2)	Amounts shown relate to shares of our common stock repurchased within our securities repurchase program.
(3)	Amounts shown reflect the remaining balance available for repurchases within our securities repurchase program.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Submission of Matters to a Vote of Security Holders.

               None.

Item 5.  Other Information.

               None.

Item 6.  Exhibits.

3.1

Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated July 1, 2008 and Certificate of Amendment dated October 1, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 12, 2008, File No. 1-31300).

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

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: May 7, 2009	/s/Phung Ngo-Burns
Phung Ngo-Burns Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2009	/s/ Robert Bickmore
Robert Bickmore Senior Director and Controller (Principal Accounting Officer)