Form 10-Q
period 2009-06-30
EXPRESSJET HOLDINGS INC
filed 2009-07-23
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

As of July 20, 2009, 15,626,957 shares of common stock were outstanding.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,

	2009	2008 (as restated – Note 1)

	(Unaudited)	(Unaudited)
Operating Revenue
Passenger	$149,386	$425,742
Corporate Aviation	12,820	10,125
Ground handling and other	8,382	11,309

	170,588	447,176

Operating Expenses:
Wages, salaries and related costs	79,619	108,828
Maintenance, materials and repairs	40,869	56,408
Other rentals and landing fees	16,230	29,065
Depreciation and amortization	7,555	8,788
Outside services	6,132	16,591
Aircraft rentals	5,472	86,758
Ground handling	2,496	25,940
Aircraft fuel and related taxes	2,399	95,962
Marketing and distribution	339	11,515
Special charges	—	22,119
Other operating expenses	20,358	29,000

	181,469	490,974

Operating Loss	(10,881)	(43,798)

Nonoperating Income (Expense):
Gain on extinguishment of debt	—	1,530
Impairment charges on investments	—	(5,231)
Amortization of debt discount	(1,548)	(6,717)
Interest expense	(2,110)	(2,515)
Interest income	289	1,399
Capitalized interest	66	263
Equity investments loss, net	—	(378)
Other, net	10	1,531

	(3,293)	(10,118)

Loss before Income Taxes	(14,174)	(53,916)
Income Tax Benefit	1,077	19,608

Net Loss	$(13,097)	$(34,308)

Basic & Diluted Loss per Common Share	(0.88)	(6.68)

Shares Used in Computing Basic & Diluted Loss per Common Share	14,885	5,133

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended June 30,

	2009	2008 (as restated – Note 1)

	(Unaudited)	(Unaudited)
Operating Revenue
Passenger	$293,574	$849,069
Corporate Aviation	28,870	23,827
Ground handling and other	17,853	22,448

	340,297	895,344

Operating Expenses:
Wages, salaries and related costs	159,294	223,434
Maintenance, materials and repairs	79,671	112,053
Other rentals and landing fees	29,124	58,752
Depreciation and amortization	15,259	17,426
Outside services	13,727	33,310
Aircraft rentals	10,944	173,516
Ground handling	5,601	51,952
Aircraft fuel and related taxes	5,620	193,949
Marketing and distribution	1,665	23,406
Special charges	—	22,119
Other operating expenses	41,289	64,208

	362,194	974,125

Operating Loss	(21,897)	(78,781)

Nonoperating Income (Expense):
Gain on extinguishment of debt	—	3,537
Impairment charges on investments	—	(18,892)
Amortization of debt discount	(2,329)	(13,229)
Interest expense	(4,138)	(4,871)
Interest income	636	3,762
Capitalized interest	128	663
Equity investments loss, net	(377)	(1,062)
Other, net	(74)	1,610

	(6,154)	(28,482)

Loss before Income Taxes	(28,051)	(107,263)
Income Tax Benefit	3,550	39,771

Net Loss	$(24,501)	$(67,492)

Basic & Diluted Loss per Common Share	$(1.54)	$(13.16)

Shares Used in Computing Basic & Diluted Loss per Common Share	15,952	5,130

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30,	December 31,
	2009	2008 (as restated – Note 1)

	(Unaudited)	(Unaudited)
Current Assets:
Cash and cash equivalents	$57,182	$57,528
Restricted cash	20,272	20,460
Short-term investments	38,549	41,369
Accounts receivable, net of allowance of $1,507 and $744, respectively	12,719	11,212
Amounts due from Continental Airlines, net	1,119	—
Spare parts and supplies, net	21,191	23,850
Income tax receivable	848	383
Prepayments and other	3,681	6,929

Total Current Assets	155,561	161,731

Property and Equipment:
Owned property and equipment:
Flight equipment	210,231	222,401
Other	150,487	168,291

	360,718	390,692
Less: Accumulated depreciation	(159,388)	(169,804)

	201,330	220,888

Capital Leases:
Ground service equipment	—	43
Less: Accumulated amortization	—	(11)

	—	32

Total Property and Equipment	201,330	220,920

Investments in Other Entities	1,223	1,600
Debt Issuance Cost, net	1,389	1,722
Other Assets, net	2,570	2,916

Total Assets	$362,073	$388,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30,	December 31,
	2009	2008 (as restated – Note 1)

	(Unaudited)	(Unaudited)
Current Liabilities:
Current maturities of long-term debt	$3,459	$3,459
Current maturities of capital lease obligations	—	3
Accounts payable	8,775	1,842
Accrued payroll and related costs	35,149	36,672
Accrued airport service costs	6,719	10,221
Accrued maintenance, materials and repair costs	15,086	11,558
Accrued taxes	7,898	10,541
Amounts due to Continental Airlines, net	—	1,539
Credit facility	5,000	—
Accrued other liabilities	15,266	20,437

Total Current Liabilities	97,352	96,272

Long-term Debt	4,119	5,848

11.25% Convertible Secured Notes due 2023, net of discount of $18,781 and $21,109, respectively	40,156	39,740

Capital Lease Obligations	—	11

Deferred Income Taxes	42,510	42,807

Other Long-term Liabilities	544	1,750

Commitments and Contingencies – See Note 10

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $.01 par, 150,000,000 shares authorized, and 22,732,466 and 22,024,439 shares issued, respectively	227	220
Additional paid-in capital	247,097	244,951
Accumulated loss	(50,659)	(25,630)
Accumulated other comprehensive loss	310	(20)
Common stock held in treasury, at cost 7,104,120 and 4,344,666 shares, respectively	(19,583)	(17,060)

Total Stockholders’ Equity	177,392	202,461

Total Liabilities and Stockholders’ Equity	$362,073	$388,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2009	2008

	(Unaudited)	(Unaudited)

Net Cash Flows used in Operating Activities	$(8,494)	$(11,907)

Cash Flows from Investing Activities:
Capital expenditures	(2,789)	(7,081)
Proceeds from the sale of property and equipment	9,625	—
Proceeds from sale of short-term investments	3,631	650
Purchase of short-term investments	—	(65,075)
Investments in restricted cash	(2,205)	(2,426)

Net cash provided by (used in) investing activities	8,262	(73,932)

Cash Flows from Financing Activities:
Repurchase of common stock	(3,380)	(827)
Payments on long-term debt and capital lease obligations	(1,731)	(1,945)
Payments on convertible debt	(1,340)	(6,500)
Proceeds from credit facility	5,000	—
Proceeds from issuance of common stock related to benefit plans	403	1,305
Other	934	272

Net cash used in financing activities	(114)	(7,695)

Net Decrease in Cash and Cash Equivalents	(346)	(93,534)
Cash and Cash Equivalents – Beginning of Period	57,528	189,259

Cash and Cash Equivalents – End of Period	$57,182	$95,725

Supplemental Cash Flow Information:
Interest paid, net	$3,663	$3,462
Income taxes paid (refunded) – including payments (refunds) under tax agreement with Continental Airlines	$297	$(37,796)

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

            Our primary business is flying 244 aircraft under contractual arrangements for network carriers and entities desiring cost-effective and fully customizable group travel.  As of June 30, 2009, our fleet was assigned as follows:

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

            As of June 30, 2009, our cash balance (including restricted cash and short-term investments) was $116.0 million, net of fair-value discounts applied to our short-term investments.  We believe that our existing liquidity and projected 2009 cash flows will be sufficient to fund current operations and our financial obligations through the twelve months ending June 30, 2010.  However, factors beyond our control may require us to alter our current plans and expectations and may have a material adverse impact on our ability to sustain operations over the long-term.

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

Adopted Accounting Policies

            Convertible Notes.  On January 1, 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which applies to all convertible debt instruments that have a “net settlement feature”, meaning that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  FSP APB 14-1 requires we split a component of the debt, the classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our Consolidated Statements of Operations.

            FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented.  The adoption of FSP APB 14-1 affects the accounting for our original 4.25% convertible notes due 2023 issued in 2003 (the “Original 4.25% Convertible Notes due 2023”) which on August 2, 2008, became our 11.25% Convertible Secured Notes due 2023.  The retrospective application of this pronouncement resulted in increased non-cash interest expense for 2003 through 2008.  We adjusted the consolidated statement of operations for the three months and six months ended June 30, 2008 to include non-cash interest expense (presented as Amortization of debt discount on our Consolidated Statements of Operations) of $6.7 million and $13.2 million related to our Original 4.25% Convertible Notes due 2023.  During the first half of 2008, we recognized extinguishment gains of $3.5 million related to repurchases of our Original 4.25% Convertible Notes due 2023 prior to the tender offer we initiated in July 2008 in connection with such notes.  At the time of our tender offer, our Original 4.25% Convertible Notes due 2023 were trading at a discount as a result of the nature of the credit environment and our own liquidity position.  As a result, the repurchase of debt under the tender offer resulted in debt extinguishment gains.  The 11.25% Convertible Secured Notes due 2023, of which $68.5 million remain outstanding, are also subject to FSP APB 14-1, and we determined the fair value of the liability component to be $40.7, million with the remainder allocated to equity and accounted for as a debt discount which will be amortized over the period until the next put date in August 2011.  The fair value of the liability component of the 11.25% Convertible Secured Notes due 2023 was based on current market data of our convertible notes, considering interest rates for stand alone debt given the disruption in the credit markets and our own credit rating.  Adjustments to income taxes have been recorded on the foregoing adjustments to the extent tax benefits were available.

            The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items (in thousands, except per share data):

	Three Months Ended June 30, 2008

Consolidated Statements of Operations:	Originally Reported	As Restated

Gain on extinguishment of debt	$—	$1,530
Amortization of debt discount	—	(6,717)

Loss before Income Taxes	(48,729)	(53,916)
Income Tax Benefit	16,999	19,608

Net Loss	(31,730)	(34,308)

Basic and Diluted Loss per Common Share	$(6.18)	$(6.68)

	Six Months Ended June 30, 2008

Consolidated Statements of Operations:	Originally Reported	As Restated

Gain on extinguishment of debt	$—	$3,537
Amortization of debt discount	—	(13,229)

Loss before Income Taxes	(97,571)	(107,263)
Income Tax Benefit	34,533	39,771

Net Loss	(63,038)	(67,492)

Basic and Diluted Loss per Common Share	$(12.29)	$(13.16)

	December 31, 2008

Consolidated Balance Sheet:	Originally Reported	As Restated

		(Unaudited)
Additional paid-in capital	$238,065	$244,951
Accumulated loss	$(18,744)	$(25,630)

            As we continue to evaluate the adoption of FSP APB 14-1, the restated balance sheet noted above includes revisions from what was originally presented for the period ended March 31, 2009.  The Company expects to finalize and file a Form 8-K to reflect the adoption of FSP APB 14-1 for the 2008, 2007 and 2006 financial statements, in the third quarter of 2009.

            Other-Than-Temporary Impairments. Effective June 30, 2009 we adopted the FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which modifies the requirements for recognizing other-than-temporarily-impaired debt securities and the presentation of other-than-temporary impairments in the financial statements.  FSP FAS 115-2 and FAS 124-2 affects the accounting for our portfolio of auction rate securities (“ARS”).  We adopted FSP FAS 115-2 and FAS 124-2 during the quarter ended June 30, 2009 and determined that the impact was not material to our consolidated financial statements.

            Subsequent Events.  In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued.  We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our consolidated financial statements.  The Company has evaluated subsequent events for potential recognition and/or disclosure through July 23, 2009, the date the consolidated financial statements included in this Quarterly Report on Form10-Q were issued

Note 2 – Contract Flying

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

            In June 2008, we reached an agreement with Continental to amend the Original Continental CPA.  The Amended Continental CPA, which became effective July 1, 2008, has a seven-year term and provides that we will fly a minimum of 205 aircraft for Continental through July 1, 2009, and a minimum of 190 aircraft for the remainder of the term.  Currently, we fly 214 aircraft for Continental.  As of the date of this filing, we have not received notice from Continental of its intent to reduce the size of the fleet under the Amended Continental CPA, however, Continental retains the right to reduce the number of aircraft to a minimum of 190 aircraft at any time during the remainder of the initial term ending on June 30, 2015.  For the three months ended June 30, 2009, we recognized an additional $2.7 million in contract revenues in respect of shortfalls in aircraft utilization pursuant to the first amendment to the Amended Continental CPA.  For further detailed discussion of all the terms and specifics of the Amended Continental CPA, refer to Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2 – Contract Flying” in our 2008 10-K.

Note 3- Restructuring and Related Special Charges

            As of June 30, 2009, our remaining accruals for the special charges we incurred in 2008 and expect to pay in cash are as follows (in thousands):

	Balance December 31, 2008	Payments/ Adjustments	Balance June 30, 2009

	(Unaudited)
Wages and fringe	$297	$(297)	$—
Contract termination costs	970	(970)	—
Unused facility costs	3,952	(1,968)	1,984

	$5,219	$(3,235)	$1,984

            The remaining special charge accrual of $2.0 million related to unused facility costs is included in “Accrued other liabilities” in our consolidated balance sheet as of June 30, 2009.  Final cash payments and adjustments related to the wages and fringe accrual and contract termination costs were made during the six months ended June 30, 2009.  Cash payments remaining on our lease obligations for unused facilities will continue through 2010.  For a detailed discussion of special charges incurred in 2008, refer to Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3 – Restructuring and Related Special Charges” in our 2008 10-K.

Note 4 – Segment Reporting

            The following business discussion is based on two reportable segments, Contract Flying and Aviation Services, as they were structured during the three and six months ended June 30, 2009.

            Contract Flying.  This reportable segment includes components related to the fleet operated by us under the Amended Continental CPA and long-term charter agreements and ad-hoc charter service arrangements within our Corporate Aviation division.

            Aviation Services.  This reportable segment includes components related to our ground-handling services pursuant to agreements with Continental and other airlines, as well as through our two wholly owned subsidiaries, which include ExpressJet Services, LLC, InTech Aerospace Services, LP and our majority owned subsidiary, Saltillo Jet Center, S. de R.L. C.V.  These entities are collectively referred to herein as “Services”.  Under Services’ brand, we provide composite, interior (including refurbishment of seats, galleys, lavatories and panels) and thrust reverser repairs, as well as aircraft painting, throughout our four facilities in the United States and Mexico.  In the first quarter of 2009, we sold substantially all of the assets of American Composites and an approximately 74,000 square foot building in Miami, Florida that was owned by XJT Florida and leased to American Composites for use as a maintenance/composites shop.

            A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operations.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  Consequently, the tables below present (in thousands) our operating revenues, including inter-segment revenues, and segment profit / (losses) generated per reportable segment for the three and six months ended June 30, 2009 and 2008.  We also included our reconciliation of the consolidated operating revenue to consolidated net loss before taxes and of our total assets as of June 30, 2009 and 2008.  The segmented information for prior periods will be restated to reflect all changes in reportable segments.

	Contract Flying	Aviation Services	Eliminations	Consolidated

Three months ended June 30, 2009:
Revenue from customers	$162,207	$10,238	$(1,857)	$170,588
Direct segment expenses	121,025	5,648	(1,857)	124,816

Segment profit	$41,182	$4,590	$—	$45,772
Other shared expenses (1)				(56,653)
Amortization of debt discount				(1,548)
Interest expense				(2,110)
Interest income				289
Capitalized interest				66
Other, net				10

Consolidated loss before income taxes				$(14,174)

Six months ended June 30, 2009:
Revenue from customers	$322,476	$22,158	$(4,337)	$340,297
Direct segment expenses	240,392	11,379	(4,337)	247,434

Segment profit	$82,084	$10,779	$—	$92,863
Other shared expenses (2)				(114,760)
Amortization of debt discount				(2,329)
Interest expense				(4,138)
Interest income				636
Capitalized interest				128
Equity investments loss, net				(377)
Other, net				(74)

Consolidated loss before income taxes				$(28,051)

Assets as of June 30, 2009
Segment assets	$95,419	$10,984	$—	$106,403
Other shared assets (3)				255,670

Total consolidated assets				$362,073

(1)

Some of the major components of other shared expenses for the three months ended June 30, 2009 are maintenance labor – $16.6 million; general and administrative labor and related expenses – $14.3 million; other general and administrative expenses – $18.4 million; outside services – $5.2 million; non-airport rentals – $2.2 million.

(2)

Some of the major components of other shared expenses for the six months ended June 30, 2009 are maintenance labor – $32.7 million; general and administrative labor and related expenses – $28.6 million; other general and administrative expenses – $37.3 million; outside services – $11.7 million; non-airport rentals – $4.5 million.

(3)	Other shared assets include assets that are interchangeable between segments.

	Contract Flying	Branded Flying(3)	Aviation Services	Eliminations	Consolidated

Three months ended June 30, 2008: (as restated – Note 1)
Revenue from customers	$358,246	$79,101	$10,952	$(1,123)	$447,176
Direct segment expenses	271,279	108,628	5,845	(1,123)	384,629

Segment profit (loss)	$86,967	$(29,527)	$5,107	$—	$62,547
Other shared expenses (1)					(106,345)
Gain on extinguishment of debt					1,530
Impairment charges on investments					(5,231)
Amortization of debt discount					(6,717)
Interest expense					(2,515)
Interest income					1,399
Capitalized interest					263
Equity investments loss, net					(378)
Other, net					1,531

Consolidated loss before income taxes					$(53,916)

Six months ended June 30, 2008: (as restated – Note 1)
Revenue from customers	$723,920	$151,971	$22,152	$(2,699)	$895,344
Direct segment expenses	546,659	226,711	12,021	(2,699)	782,692

Segment profit (loss)	$177,261	$(74,740)	$10,131	$—	$112,652
Other shared expenses (2)					(191,433)
Gain on extinguishment of debt					3,537
Impairment charges on investments					(18,892)
Amortization of debt discount					(13,229)
Interest expense					(4,871)
Interest income					3,762
Capitalized interest					663
Equity investments loss, net					(1,062)
Other, net					1,610

Consolidated loss before income taxes					$(107,263)

Assets as of June 30, 2008: (as restated – Note 1)
Segment assets	$158,791	$30,006	$14,775	$—	$203,572
Other shared assets (4)					305,368

Total consolidated assets					$508,940

(1)

Some of the major components of shared expenses for the three months ended June 30, 2008 are maintenance labor – $20.0 million; general and administrative labor and related expenses – $21.2 million; other general and administrative expenses – $47.9 million; outside services – $10.7 million; non-airport rentals – $2.5 million and transition costs – $4.0 million.

(2)

Some of the major components of shared expenses for the six months ended June 30, 2008 are maintenance labor – $40.3 million; general and administrative labor and related expenses – $45.2 million; other general and administrative expenses – $74.7 million; outside services – $21.8 million; non-airport rentals – $5.2 million and transition costs – $4.2 million.

(3)	We suspended our Branded Flying operations in late 2008. As a result, Branded Flying is shown as a reportable segment for 2008 periods but is not reflected in 2009.
(4)	Other shared assets include assets that are interchangeable between segments.

            We will continue to monitor various components of our business and, if necessary, isolate those components into new reportable segments or transfer those components within our existing reporting structure.

Note 5 – Fair Value Measurements.

            Effective June 30, 2009 we adopted FASB FSP FAS 115-2 and FAS 124-2, which modifies the requirements for recognizing other-than-temporarily-impaired debt securities and the presentation of other-than-temporary impairments in the financial statements.  FSP FAS 115-2 and FAS 124-2 affects the accounting for our ARS.

            In February 2008, we invested approximately $65 million in ARS, which are classified as available-for-sale securities and reflected at fair value.  Our ARS are variable-rate debt instruments with contractual maturities primarily greater than ten years and whose interest rates are reset every 7 or 28 days, depending on the terms of the particular instrument.  These securities are secured by pools of student loans guaranteed by state-designated guaranty agencies and reinsured by the U.S. government.  The fair value of our ARS is estimated using a discounted cash flow valuation model as of June 30, 2009.  Our valuation model considers, among other items: the collateralization underlying the ARS, the creditworthiness of our counterparties, the timing of expected future cash flows and a discount rate accounting for the liquidity issue associated with the current market conditions.  These securities were also compared, where possible, to other observable market data with similar characteristics; however, due to the contraction in the credit markets and other factors beyond our control, the market for ARS is currently trading at minimal volumes.  As we could not predict when the market would recover and needed to avail ourselves the flexibility to sell our ARS in the next 12 months, we evaluated and classified, in accordance with accounting guidance, our ARS as short-term investments and recognized in the first quarter of 2008 an other-than-temporary impairment of $13.7 million.  This impairment charge was recognized as “Impairment charges on investments” in our consolidated statement of operations.

            Prior to the adoption of FSP FAS 115-2 and FAS 124-2, we recorded any changes in fair value of our ARS that we deemed to be temporary to accumulated other comprehensive income.  If we determined that any future decline in value was other than temporary, it was recognized as a charge to earnings as applicable.   Under FSP FAS 115-2 and FAS 124-2, if the fair value of our ARS falls below our adjusted cost basis and if it is our intent to sell the ARS, then an other-than-temporary impairment has occurred and a loss should be recorded on our consolidated statement of operations.  As of June 30, 2009 the fair value of our ARS, as calculated using the methodology described above, was $38.5 million, which approximated our adjusted cost basis.  As it is our intent to continue exploring opportunities to monetize the ARS, future declines in fair value below our adjusted cost basis will be deemed to be other-than-temporary and an adjustment will be recorded as “Impairment charges on investments” in our consolidated statement of operations.

            In January 2009, we monetized $4.2 million of our ARS for 87.5% of the face value of the securities and recorded an adjustment to other comprehensive income to reverse temporary impairments of $0.5 million recognized in previous years.  For the quarter ended June 30, 2009, we did not monetize any of our remaining ARS.

            As of June 30, 2009, we continue to earn interest at an average rate of 1.51% on our remaining ARS.

            We continue to closely monitor the ARS market and are aggressively pursuing the monetization of the assets at or near face value through additional market transactions.  In December 2008, we initiated litigation against Royal Bank of Canada related to such investments brokered by the bank.

            Assets that we measure at fair value on a recurring basis are shown below (in thousands):

	As of June 30, 2009 Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Cash equivalents	$56,755	$56,755	$—	$—
Short-term investments	38,549	—	—	38,549

Total	$95,304	$56,755	$—	$38,549

            The following table presents our ARS which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in Statement 157 (in thousands):

	Six Months Ended June 30,

	2009	2008

ARS Beginning Balance	$41,369	$—
Purchases	—	65,075
Proceeds from Sales / Redemptions	(3,631)	—
Gross realized gains on sales	482	—
Other Than Temporary Impairments (included in non-operating income)	—	(13,661)
Temporary Changes in Market Value (included in other comprehensive income)	(628)	—

ARS Balance as of March 31st	$37,592	$51,414
Proceeds from Sales / Redemptions	—	(650)
Temporary Changes in Market Value (included in other comprehensive income)	957	1,100

ARS Balance as of June 30th	$38,549	$51,864

We determine the cost basis for our ARS sold using the specific identification method.

            In March 2009, we entered into and drew down fully on a $5 million revolving line of credit (the “Citigroup Credit Facility”) with Citigroup Global Markets Inc. (“Citigroup”) in an effort to provide increased liquidity with respect to our ARS.  The Citigroup Credit Facility, which has a five year term and is pre-payable at any time at our election, is secured by $10 million of our ARS holdings that were purchased from Citigroup.  Since the credit facility is secured by our ARS holdings, we classified the liability as current on our consolidated balance sheet.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize the ARS purchased from Citigroup.

Note 6 –– Debt

            As of June 30, 2009 and December 31, 2008, respectively, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

	(Unaudited)	(Unaudited)
Current Debt:
Current maturities of EDC Loans	$3,459	$3,459
Citigroup Credit Facility	5,000	—
Long-term Debt
EDC Loans	$4,119	$5,848
11.25% Convertible Secured Notes due 2023, net of discount of $18,781 and $21,109, respectively	40,156	39,740

	$52,734	$49,047

            We estimated fair value of our 11.25% Convertible Secured Notes due 2023 based on an average of market trading activity for the convertible notes subsequent to the tender offer that was completed in August 2008.

            Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we are required to deliver a certificate to the trustee from a third-party appraiser dated no later than 15 business days after January 1 of each year certifying the value of the pledged collateral for the notes as of January 1 or such later date.  We delivered a certificate from our independent appraiser in January 2009 indicating the previously appraised value of $180.4 million has not changed materially from the initial appraisal as of the amendment date.  Based on the principal amount of notes remaining outstanding as of June 30, 2009, the pledged collateral required under the 11.25% Convertible Secured Notes due 2023 is approximately $45.7 million in spare parts and $37.3 million in spare engines.

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

            Additionally, we have the right to redeem the notes for cash in whole at any time, or from time to time in part, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any.  If we elect to use shares of common stock to repurchase any 11.25% Convertible Secured Notes due 2023, the number of shares will be equal to the repurchase price divided by 97.5% of the average closing sales price of our common stock for the five consecutive trading days ending on the third business day prior to the applicable repurchase date (adjusted to take into account the occurrence of certain events that would require adjustment of the conversion rate).  In certain circumstances, the notes were convertible into our common stock, at a ratio of 54.9451 shares of common stock per $1,000 principal amount of notes, which was equivalent to an initial conversion price of approximately $18.20 per common share.  As a result of the reverse split of our common shares that occurred in October 2008, the ratio is now 5.49451 shares of common stock per $1,000 principal amount of notes, which is equivalent to a price of approximately $182.00 per common share.  The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter.

            In the first quarter of 2009, we repurchased $1.8 million par value (book value of $1.1 million) of our 11.25% Convertible Secured Notes due 2023 for $1.3 million, resulting in a net realized loss of $0.2 million.  In the second quarter of 2009, we repurchased $75,000 par value (book value of $51,101) of our 11.25% Convertible Secured Notes due 2023 for $54,000, resulting in an immaterial net realized loss.  Subsequent to these repurchases, our interest expense, calculated using the effective interest method, related to the debt discount will be $3.5 million for the remainder of 2009, $8.8 million in 2010 and $6.5 million for the seven months ending July 31, 2011.

            As a result of the adoption of FSP APB 14-1, we were required to separately account for the debt and equity components of our 11.25% Convertible Secured Notes due 2023 in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized.  The debt and equity components for 11.25% Convertible Secured Notes due 2023 were as follows (in millions):

	June 30, 2009	December 31, 2008 (as restated – Note 1)

	(Unaudited)	(Unaudited)
Principal amount of convertible notes	$59.0	$60.8
Unamortized debt discount	18.8	21.1
Net carrying amount	$40.2	$39.7

Additional paid-in capital	$27.8	$27.8

            At June 30, 2009, the unamortized discount had a remaining recognition period of approximately 25 months.

            The effective interest rates for the convertible notes for the three month periods ended June 30, 2009 and 2008 were approximately 23% and 26%, respectively.

            We estimated the fair values of our $59.0 million and $60.8 million (carrying value) 11.25% Convertible Secured Notes due 2023 to be $40.8 million and $38.9 million as of June 30, 2009 and December 31, 2008, respectively, based upon actual quoted market prices which are Level II fair value measurements under FASB Statement No. 157, Fair Value Measurements.

            The following table presents the changes in our convertible notes (in millions):

	Six Months Ended June 30,

	2009	2008 (as restated – Note 1)

		(Unaudited)
Convertible notes beginning balance	$39.7	$118.7
Repurchases, net	(1.8)	(5.9)
Amortization of debt discount	2.3	13.2

Convertible notes balance as of June 30th	$40.2	$126.0

            In 2003, we entered into a series of secured loan agreements (the “EDC Loans”)with Export Development Canada.  The EDC Loans consist of $10.7 million loaned to us in May 2003 and $6.6 million loaned to us in September 2003.  During the six months ended June 30, 2009, we made payments in the amount of $2.0 million on the EDC Loans, of which $1.7 million related to principal.  As of June 30, 2009, the outstanding principal balance of the EDC Loans was $7.6 million.

            In March 2009, we entered into and drew down fully on the Citigroup Credit Facility in an effort to provide increased liquidity with respect to our ARS.  The Citigroup Credit Facility, which has a five year term and is pre-payable at any time at our election, is secured by $10 million of our ARS holdings that were purchased from Citigroup.  Since the credit facility is secured by our ARS holdings, we classified the liability as current on our consolidated balance sheet.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize the ARS purchased from Citigroup.

            Other than our 11.25% Convertible Secured Notes due 2023, the EDC Loans and the Citigroup Credit Facility, we do not have any other material long-term borrowings or available lines of credit.

            The following unaudited condensed consolidating balance sheets, results of operations and cash flows present separately the financial position of the parent issuer (Holdings), the subsidiary guarantor (Airlines), and all other non-guarantor subsidiaries of Holdings on a combined basis.

	Condensed Consolidating Balance Sheet June 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$149,357	$6,204	$—	$155,561
Property and equipment, net	106	192,233	8,991	—	201,330
Investments in other entities	1,223	—	—	—	1,223
Other assets	1,389	4,465	2,033	(3,928)	3,959

Total assets	$2,718	$346,055	$17,228	$(3,928)	$362,073

Current liabilities	2,784	93,293	1,275	—	97,352
Intercompany payables (receivables)	(340,433)	335,682	4,751	—	—
Long-term debt	40,156	4,119	—	—	44,275
Other liabilities	3,840	43,142	—	(3,928)	43,054
Stockholders’ equity	296,371	(130,181)	11,202	—	177,392

Total liabilities and stockholders’ equity	$2,718	$346,055	$17,228	$(3,928)	$362,073

	Condensed Consolidating Balance Sheet December 31, 2008 (In thousands) (as restated – Note 1)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$153,182	$8,549	$—	$161,731
Property and equipment, net	108	207,257	13,555	—	220,920
Investments in other entities	1,600	—	—	—	1,600
Other assets	1,722	4,666	2,206	(3,956)	4,638

Total assets	$3,430	$365,105	$24,310	$(3,956)	$388,889

Current liabilities	2,662	91,562	2,048	—	96,272
Intercompany payables (receivables)	(338,432)	332,187	6,245	—	—
Long-term debt	39,740	5,848	—	—	45,588
Other liabilities	3,840	44,672	12	(3,956)	44,568
Stockholders’ equity	295,620	(109,164)	16,005	—	202,461

Total liabilities and stockholders’ equity	$3,430	$365,105	$24,310	$(3,956)	$388,889

	Condensed Consolidating Results of Operations Three Months Ended June 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$169,358	$3,088	$(1,858)	$170,588
Operating expenses	(12)	179,601	3,738	(1,858)	181,469

Operating income (loss)	12	(10,243)	(650)	—	(10,881)

Amortization of debt discount	(1,548)	—	—	—	(1,548)
Interest expense	(1,969)	(4,593)	—	4,452	(2,110)
Interest income	4,452	289	—	(4,452)	289
Capitalized interest	—	66	—	—	66
Equity investment income (loss)	—	—	—	—	—
Other, net	(6,498)	(1,488)	1,532	6,464	10

Income (loss) before income taxes	(5,551)	(15,969)	882	6,464	(14,174)
Income tax benefit (expense)	—	1,077	—	—	1,077

Net income (loss)	$(5,551)	$(14,892)	$882	$6,464	$(13,097)

	Condensed Consolidating Results of Operations Six Months Ended June 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$336,851	$7,782	$(4,336)	$340,297
Operating expenses	14	358,717	7,799	(4,336)	362,194

Operating income (loss)	(14)	(21,866)	(17)	—	(21,897)

Amortization of debt discount	(2,329)	—	—	—	(2,329)
Interest expense	(3,869)	(9,175)	—	8,906	(4,138)
Interest income	8,906	636	—	(8,906)	636
Capitalized interest	—	128	—	—	128
Equity investment income (loss)	(377)	—	—	—	(377)
Other, net	(5,947)	(1,868)	1,277	6,464	(74)

Income (loss) before income taxes	(3,630)	(32,145)	1,260	6,464	(28,051)
Income tax benefit (expense)	—	3,550	—	—	3,550

Net income (loss)	$(3,630)	$(28,595)	$1,260	$6,464	$(24,501)

	Condensed Consolidating Results of Operations Three Months Ended June 30, 2008 (In thousands) (as restated – Note 1)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$444,290	$4,009	$(1,123)	$447,176
Operating expenses	47	486,970	5,080	(1,123)	490,974

Operating income (loss)	(47)	(42,680)	(1,071)	—	(43,798)

Gain on extinguishment of debt	1,530	—	—	—	1,530
Impairment charge on investments	—	—	(5,231)	—	(5,231)
Amortization of debt discount	(6,717)	—	—	—	(6,717)
Interest expense	(2,342)	(4,620)	(11)	4,458	(2,515)
Interest income	4,458	1,399	—	(4,458)	1,399
Capitalized interest	—	263	—	—	263
Equity investment income (loss)	141	—	(519)	—	(378)
Other, net	455	1,161	(85)	—	1,531

Income (loss) before income taxes	(2,522)	(44,477)	(6,917)	—	(53,916)
Income tax benefit (expense)	1,676	15,762	2,170	—	19,608

Net income (loss)	$(846)	$(28,715)	$(4,747)	$—	$(34,308)

	Condensed Consolidating Results of Operations Six Months Ended June 30, 2008 (In thousands) (as restated – Note 1)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$889,773	$8,271	$(2,700)	$895,344
Operating expenses	74	966,631	10,120	(2,700)	974,125

Operating income (loss)	(74)	(76,858)	(1,849)	—	(78,781)

Gain on extinguishment of debt	3,537	—	—	—	3,537
Impairment charge on investments	—	(13,661)	(5,231)	—	(18,892)
Amortization of debt discount	(13,229)	—	—	—	(13,229)
Interest expense	(4,516)	(9,260)	(12)	8,917	(4,871)
Interest income	8,917	3,762	—	(8,917)	3,762
Capitalized interest	—	663	—	—	663
Equity investment income (loss)	165	—	(1,227)	—	(1,062)
Other, net	525	1,206	(121)	—	1,610

Income (loss) before income taxes	(4,675)	(94,148)	(8,440)	—	(107,263)
Income tax benefit (expense)	3,482	33,734	2,555	—	39,771

Net income (loss)	$(1,193)	$(60,414)	$(5,885)	$—	$(67,492)

	Condensed Consolidating Cash Flows Six Months Ended June 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(2,382)	$(6,112)	$—	$(8,494)
Investing activities	—	2,644	5,442	176	8,262
Financing activities	—	(113)	175	(176)	(114)

Net increase (decrease) in cash	—	149	(495)	—	(346)
Cash at the beginning of the period	—	56,672	856	—	57,528

Cash at the end of the period	$—	$56,821	$361	$—	$57,182

	Condensed Consolidating Cash Flows Six Months Ended June 30, 2008 (In thousands) (as restated – Note 1)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(12,175)	$(767)	$1,035	$(11,907)
Investing activities	—	(73,928)	(4)	—	(73,932)
Financing activities	—	(7,693)	1,033	(1,035)	(7,695)

Net increase (decrease) in cash	—	(93,796)	262	—	(93,534)
Cash at the beginning of the period	—	188,834	425	—	189,259

Cash at the end of the period	$—	$95,038	$687	$—	$95,725

Note 7 – Income Taxes

            The tender offer and partial redemption in August 2008 of the Original 4.25% Convertible Notes due 2023 triggered a change in ownership limitation under Section 382 of the Internal Revenue Code (“Section 382”) of Holdings.  Prior to the finalization of our 2008 tax return, we estimated an after tax charge, primarily related to interest on the timing of certain tax obligations, in our statement of operations for the year ended December 31, 2008.  Upon completion of our 2008 tax return, we have reversed such estimate as part of our tax benefit of $3.6 million during the six months ended June 30, 2009.  The $3.6 million tax benefit included also the recognition of additional state carry back claims filed during the second quarter ended June 30, 2009.

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

            At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  There were no payments made to Continental under the tax agreement during the six months ended June 30, 2009.  The Section 382 ownership change that occurred in August 2008 limits our ability to realize our gross deferred tax assets.  Federal and many state net operating loss carryovers are subject to substantial annual limitations over their remaining life, while our regular federal tax deductions for our tax amortizable intangible assets are limited for the five year period after this ownership change.  Due to these limitations we have not recorded deferred tax assets related to our net losses before income taxes for the quarter ended June 30, 2009 and we have fully reserved for our remaining deferred tax assets.

            Effective January 1, 2007, we adopted the provisions of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  As of June 30, 2009 there were no material unrecognized tax benefits or associated accrued interest and penalties under FIN 48.

Note 8 – Earnings / (Loss) Per Share

            We account for earnings per share in accordance with Statement of Financial Accounting Standard No. 128 — “Earnings per Share.”  Basic earnings per common share (“Basic EPS’) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.  As required per SEC Staff Accounting Bulletin Topic 4C, “Changes in Capital Structure”, the computation of basic and diluted loss per share has been retroactively adjusted to reflect the reverse stock split for all periods presented in our Consolidated Statements of Operations.

            The numerator and denominator of Basic EPS and Diluted EPS are the same for the three months ended June 30, 2009 and 2008 as well as the six months ended June 30, 2009 and 2008.  We excluded 774,933 shares of restricted stock from the weighted average shares used in computing Basic EPS and Diluted EPS for the three and six months ended June 30, 2009 and 125,735 shares of restricted stock from the weighted average shares used in computing Basic EPS and Diluted EPS for the three and six months ended June 30, 2008, as these shares were not vested as of these dates.

            Weighted average common shares outstanding for the Diluted EPS calculation also include the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

Options to purchase 0.4 million and 0.4 million shares of our common stock for the three  and six months ended June 30, 2009 and 0.5 million and 0.5 million shares of our common stock for the three and six months ended June 30, 2008, as these options exercise prices were greater than the average market price of the common shares for the respective periods; and

•

0.3 million shares of common stock equivalents for the assumed conversion of convertible debt for the three and six months ended June 30, 2009 in addition to 0.7 million shares of common stock equivalents for the assumed conversion of convertible debt for the three and six months ended June 30, 2008.

Note 9 –– Investments in Other Entities

            In January 2006, we purchased a 44% interest in Flight Services and Systems, Inc. (“FSS”) for $3 million.  At the same time, we loaned FSS $1 million which was originally classified in Other Assets, net, on our consolidated balance sheets.  The note was due and payable in full on September 30, 2007, and provided that interest was due and payable quarterly on the 15th day following the close of each calendar quarter.  The note provided that if International Total Services, Inc. (“ITS”) (also owned by the non-ExpressJet owners of FSS) emerged from bankruptcy and FSS could utilize ITS federal income tax attributes through a transaction or series of transactions, then any unpaid balance of the note would be deemed paid in full as a contribution by us to the capital of FSS.  The loan interest rate was equal to the lesser of 7% per annum or the three-month LIBOR plus 150 basis points.  In 2008, we reached a tentative agreement with FSS with respect to its obligations under the note; and accordingly, we reclassified the note from “Other Assets, net” to “Investments in Other Entities” on our consolidated balance sheets pending finalization of the agreement.  As of June 30, 2009, the agreement with FSS has not been finalized.  As of December 31, 2008, we evaluated and determined that the carrying value of our investment in FSS was other-than-temporarily impaired due to our decision to fully reserve for the value of FSS share of ITS federal income tax attributes due to the uncertainty of their ultimate realizability.  As such, we recorded an impairment charge of $2.6 million in 2008.  This impairment charge was recognized as a decrease to our investment balance and corresponding equity loss presented in the line “Impairment charges on investments” in our Consolidated Statements of Operations.  As of June 30, 2009 our investment in FSS totaled $1.2 million.

Note 10 –– Commitments and Contingencies

            Capacity Purchase Agreement.  See Note 2 – “Contract Flying” for further information regarding our original and amended capacity purchase agreements with Continental.

            Purchase Commitments.  As of June 30, 2009, we held options for 25 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 family.  Options on 25 aircraft expired unexercised on April 1, 2009 and the remaining 25 options will expire on December 1, 2009 if we do not exercise such options on or before such date.  We retain the right to exercise the unexpired options and fly these aircraft for other airlines or under our own code, subject to certain restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion contains a number of forward-looking statements that are based on our current expectations and involve a number of risks and uncertainties, many of which are outside our control.  Specifically statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to:  our dependence on Continental Airlines, Inc. (“Continental”) and our operations pursuant to a capacity purchase agreement with Continental (“Amended Continental CPA”); our Corporate Aviation and charter operations; our small shareholder base; our current debt obligations; government regulations; dependence upon technology infrastructure; and any adverse effects from an aviation accident involving one of our aircraft.

            For further discussion of these risks, please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”) and in this report.  The statements in this report are made as of July 23, 2009 and the events described in forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

            Second Quarter Financial Highlights

•	Generated $1.5 million in positive cash flow from operations during the second quarter;
•	Reported an $13.1 million loss for the second quarter 2009 versus a $34.3 million loss in second quarter 2008 – a 62% improvement year over year;
•

Incurred large year-over-year variance from certain expense items, such as aircraft rent and fuel associated with the 214 aircraft we are currently flying for Continental, being removed from our income statement as part of the Amended Continental CPA;

•	Experienced increased wage pressure due to the seniority of our workforce;
•	Increased our revenue performance, excluding fuel true-ups, in the corporate aviation sector by 41.8% year-over-year; and
•	Continued to remain active in our securities repurchase program – purchasing both debt and equity at discounted prices, where possible, to market values at the time of purchase.

            Second Quarter Operational Highlights

•	Experienced a decrease in utilization of 18.7% on a consolidated basis from the combination of suspended capacity and 14.5% lower utilization under our Amended Continental CPA;
•	Demonstrated our fleet flexibility through short-term agreements with additional mainline partners;
•	Responded quickly to the H1N1 virus (Swine flu) to adapt operation (overall net hours reduced by 612 block hours during May and June) to Continental’s scheduling demands;
•	Implemented new guidelines to take a proactive approach with Continental to reduce extended tarmac delays;
•	Reached a tentative agreement with our dispatchers represented by the Transport Workers Union of America;
•	Completed line of interior upgrades for eight 41-seat aircraft to add ovens, power and upgraded sidewalls and panels; and
•	Managed 41 ground-handling contracts in our aviation services division.

Outlook

            As ExpressJet completes its transition from the restructuring initiated in 2008, we will continue to focus on three core areas:  contract flying for mainline partners; long-term charter agreements and ad-hoc charter arrangements for customers seeking customizable travel solutions (corporate aviation) and aviation services.  As we now generate revenue for hours flown versus scheduled, our reported results will closely follow the general trends of the aviation industry.  For example, the results for the second quarter include the impact of the H1N1 virus on travel demand during May and June 2009.

            Currently the industry is experiencing a significant decrease in demand due to the global economic recession.  Industry experts estimate that capacity will decline 6% to 9% in 2009 versus last year given the decline in travel demand.  As demand declines, the capacity, as measured in block hours, we fly for mainline partners could decrease resulting in negative operating cash for the remainder of 2009.  However, those reductions could be somewhat offset by our partner’s capability to utilize our smaller aircraft to economically serve markets that may not otherwise be viable in this reduced demand environment.  We will continue to focus on providing the most economically efficient and reliable service possible to best position ourselves for potential opportunities or weather challenges within the airline industry.  We believe this strategy will assist us in bidding for current regional contracts that begin expiring in late 2009.

            In addition given the increased regulatory and media scrutiny on regional airline carriers in the aftermath of the Colgan Q400 accident in Buffalo, we believe ExpressJet is well positioned for responding to any additional regulatory requirements.  We have already implemented both the Flight Operations Quality Assurance (FOQA) Program and Aviation Safety Action Program (ASAP) voluntarily in 2009 and currently incorporate the costs associated with these programs into our financial results.  Our workforce is also very senior and while it causes additional pressures on our expenses, we believe a senior workforce, in addition to managing all training for our flight crews in-house, provides us a distinct advantage for responding to any additional regulatory requirements in a cost-effective and efficient manner.

            We will also continue to market our unscheduled services to customers needing customizable travel solutions.  Currently our corporate aviation division is growing mainly because we have a large fleet of dedicated aircraft and offer a greater number of seats than most of our competitors.  We also provide one of the most reliable products in the industry and have experienced a single controllable cancellation in this operation since its inception in December 2006.  We expect our revenues to continue growing in this division as we enter into additional contracts and generate additional brand awareness and the global economy recovers.

            We also continue to leverage our aviation services segment.  This segment includes providing customer and ramp ground-handling services to Continental and other operators, interior and seat refurbishments and aircraft painting.  The ground handling operations allow us to generate additional income and provide a seamless product to our partner’s customers while the services functions decrease our overall costs helping ensure we remain competitive in the current environment.

The following highlights key statistics within our three core areas during second quarter 2009:

•	214 EMB-145 aircraft operated for Continental;
•	30 EMB 145 aircraft operated within our corporate aviation division;
•	41 stations under management for ground-handling contracts;
•	7 hours 36 minutes aircraft utilization;
•	98.3% system-wide completion factor; and
•	168,832 block hours flown.

            During 2009, we will continue to focus on keeping our costs at or below the revenue-generating capability or our aircraft.  In 2008, we cut approximately $100 million in variable and fixed expenses from our operations.  During 2009, we will seek additional avenues for reducing expenses while also keeping our reliability at one of the highest levels seen in the industry.  At similar utilization levels, we expect approximately 50% of our costs will represent managed costs (i.e. costs we manages to earn a margin under the Amended Continental CPA; 33% of our expenses will be reimbursed directly by Continental with no margin; and the remainder will be overhead and administrative expenses.  As utilization increases, we also expect the allocation between managed and trued-up expenses to differ with a higher portion of its expenses being apportioned to reimbursable items.

            We reached a tentative agreement with our dispatchers represented by the Transport Workers of America in July 2009 and a vote is expected later this month.  We also plan to begin negotiating a new agreement with our mechanics as their agreement becomes amendable later this year.  We will work with those labor groups to ensure we maintain our competitive cost structure.

            Due to the global economic recession, we expect to lose money for the remainder of 2009 despite our positive cash flow from operations during the second quarter.  Typical travel demand experiences seasonal declines in the third and fourth quarter and could reduce our block hours even further.  However, if the economy recovers more quickly than expected and an increase in travel ensued causing our capacity to increase, we could breakeven or have slight positive cash contribution from our operations in 2009.

            As of June 30, 2009, our cash balance (including restricted cash and short-term investments) was $116.0 million, net of fair-value discounts applied to our short-term investments.  We will continue to focus on improving our balance sheet through generating cash flow from operations, selling non-core assets and making repurchases under our approved security program.  We also intend to continue evaluating the market for our ARS holdings to attempt to monetize the assets at or near face value and initiated litigation in December 2008 against Royal Bank of Canada related to such investments brokered by the firm.

            We believe that our existing liquidity, projected 2009 cash flows will be sufficient to fund current operations and our financial obligations through the twelve months ending June 30, 2010.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations.

Critical Accounting Policies and Estimates

            The following are changes to our accounting policies and estimates described in our 2008 10-K.

Adopted Accounting Policies

            Convertible Notes.  On January 1, 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which applies to all convertible debt instruments that have a “net settlement feature”, meaning that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  FSP APB 14-1 requires we split a component of the debt, the classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our Consolidated Statements of Operations.

            FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented.  The adoption of FSP APB 14-1 affects the accounting for our original 4.25% convertible notes due 2023 issued in 2003 (the “Original 4.25% Convertible Notes due 2023”) which on August 2, 2008, became our 11.25% Convertible Secured Notes due 2023.  The retrospective application of this pronouncement resulted in increased non-cash interest expense for 2003 through 2008.  We adjusted the consolidated statement of operations for the three months and six months ended June 30, 2008 to include non-cash interest expense (presented as Amortization of debt discount on our Consolidated Statements of Operations) of $6.7 million and $13.2 million related to our Original 4.25% Convertible Notes due 2023.  During the first half of 2008, we recognized extinguishment gains of $3.5 million related to repurchases of our Original 4.25% Convertible Notes due 2023 prior to the tender offer we initiated in July 2008 in connection with such notes.  At the time of our tender offer, our Original 4.25% Convertible Notes due 2023 were trading at a discount as a result of the nature of the credit environment and our own liquidity position.  As a result, the repurchase of debt under the tender offer resulted in debt extinguishment gains.  The 11.25% Convertible Secured Notes due 2023, of which $68.5 million remain outstanding, are also subject to FSP APB 14-1, and we determined the fair value of the liability component to be $40.7 million with the remainder allocated to equity and accounted for as a debt discount which will be amortized over the period until the next put date in August 2011.  The fair value of the liability component of the 11.25% Convertible Secured Notes due 2023 was based on current market data of our convertible notes, considering interest rates for stand alone debt given the disruption in the credit markets and our own credit rating.  Adjustments to income taxes have been recorded on the foregoing adjustments to the extent tax benefits were available.

            Other-Than-Temporary Impairments. Effective June 30, 2009 we adopted the FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which modifies the requirements for recognizing other-than-temporarily-impaired debt securities and the presentation of other-than-temporary impairments in the financial statements.  FSP FAS 115-2 and FAS 124-2 affects the accounting for our portfolio of ARS.  We adopted FSP FAS 115-2 and FAS 124-2 during the quarter ended June 30, 2009 and determined that the impact was not material to our consolidated financial statements.

Results of Operations

            The following discussion provides an analysis of our results of operations and reasons for material changes in those results for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008.

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

            Operating Revenue and Segment Profit (Loss)

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from the three months ended June 30, 2009 to the same period in 2008.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Three Months Ended June 30,

	2009	Total Revenue %	2008 (as restated – Note 1)	Total Revenue %	Increase / (Decrease)	Change %

Revenue from customers:
Contract Flying	$162,207	95.1%	$358,246	80.1%	$(196,039)	(54.7%)
Branded Flying	—	n/a (1)	79,101	17.7	(79,101)	n/a (1)
Aviation Services	10,238	6.0	10,952	2.5	(714)	(6.5)
Eliminations	(1,857)	(1.1)	(1,123)	(0.3)	(734)	65.4
Total Revenue from customers	170,588	100.0	447,176	100.0	(276,588)	(61.9)

Contract Flying	121,025	70.9	271,279	60.7	(150,254)	(55.4)
Branded Flying	—	n/a (1)	108,628	24.3	(108,628)	n/a (1)
Aviation Services	5,648	3.3	5,845	1.3	(197)	(3.4)
Eliminations	(1,857)	(1.1)	(1,123)	(0.3)	(734)	65.4
Total Direct segment costs	124,816	73.1	384,629	86.0	(259,813)	(67.5)
Segment profit	45,772	26.9	62,547	14.0	(16,775)	(26.8)
Other shared expenses, including transition costs	(56,653)		(106,345)
Gain on debt extinguishment	—		1,530
Impairment charges on investments	—		(5,231)
Amortization of debt discount	(1,548)		(6,717)
Interest expense	(2,110)		(2,515)
Interest income	289		1,399
Capitalized interest	66		263
Equity investments loss, net	—		(378)
Other, net	10		1,531

Consolidated loss before income taxes	$(14,174)		$(53,916)

(1)	Branded flying operations were suspended on September 2, 2008.

            The table below (in thousands, except percentage data) sets forth the segment profit (loss) for the three months ended June 30, 2009 and the three months ended June 30, 2008 for each segment.

	Contract Flying		Aviation Services

	2009	Total Revenue %	2009	Total Revenue %

Revenue from customers	$162,207	100.0%	$10,238	$100.0%
Direct segment costs	121,025	74.6	5,648	55.2

Segment profit	$41,182	25.4%	$4,590	44.8%

	Contract Flying		Branded Flying			Aviation Services

	2008	Total Revenue %	2008	Total Revenue %		2008	Total Revenue %

Revenue from customers	$358,246	100.0%	$79,101	nm	%	$10,952	100.0%
Direct segment costs	271,279	75.7	108,628	nm		5,845	53.4

Segment profit (loss)	$86,967	24.3%	$(29,527)	nm	%	$5,107	46.6%

            Contract Flying.  Block hours for contract flying with Continental were down 10.7% for the three months ended June 30, 2009 as compared to the same period ended June 30, 2008.  The decrease in operating revenue and expenses within our Contract Flying segment is primarily due to operating under the Original Continental CPA in 2008 versus under the Amended Continental CPA in 2009 as a result of the different revenue and expense structures contained in each agreement.

            Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly, which arrangement was based on a formula designed to provide Airlines with a target operating margin of 10%.  Under the Amended Continental CPA, which became effective July 1, 2008, revenues are calculated at a pre-determined rate based on block hours flown at considerably lower rates then under the Original Continental CPA.  Likewise, under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the Amended Continental CPA and, therefore, these items are not included in our statements of operations beginning with July 1, 2008.

            Additionally, we agreed with Delta Airlines (“Delta”) to terminate our capacity purchase agreement (the “Delta CPA”) effective September 2, 2008, and accordingly, there was no activity in operations under the Delta CPA for the three month period ended June 30, 2009.  Airlines earned approximately $12.1 million in revenue under the Delta CPA for the three months ended June 30, 2008.

            Branded Flying.  Airlines suspended flying under our ExpressJet brand and our pro-rate flying arrangement with Delta (the “Delta Prorate”) effective September 2, 2008, and accordingly, there was no activity in operations under the ExpressJet brand or the Delta Prorate for the three month period ended June 30, 2009.

            Aviation Services.   For the three months ended June 30, 2009, Aviation Services had a segment profit margin of 44.8%, down from 46.6% for the three months ended June 30, 2008.  While we continue to experience labor efficiencies within the segment, we increased the allowance for doubtful accounts for ExpressJet Services, LLC that negatively affected our profit margin for the three months ended June 30, 2009.

            Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the three months ended June 30, 2009 to the three months ended June 30, 2008.

	Fiscal Year

	2009	Total Revenue %	2008	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries and related costs	$79,619	46.7%	$108,828	24.3%	$(29,209)	(26.8%)
Maintenance, materials and repairs	40,869	24.0	56,408	12.6	(15,539)	(27.5)
Other rentals and landing fees	16,230	9.5	29,065	6.5	(12,835)	(44.2)
Depreciation and amortization	7,555	4.4	8,788	2.0	(1,233)	(14.0)
Outside services	6,132	3.6	16,591	3.7	(10,459)	(63.0)
Aircraft rentals	5,472	3.2	86,758	19.4	(81,286)	(93.7)
Ground handling	2,496	1.5	25,940	5.8	(23,444)	(90.4)
Aircraft fuel and related taxes	2,399	1.4	95,962	21.5	(93,563)	(97.5)
Marketing and distribution	339	0.2	11,515	2.6	(11,176)	(97.1)
Special charges	—	—	22,119	4.9	(22,119)	(100.0)
Other operating expenses	20,358	11.9	29,000	6.5	(8,642)	(29.8)

Total operating expenses	$181,469	106.4%	$490,974	109.8%	$(309,505)	(63.0%)

            The following explanations are related to changes between the three months ended June 30, 2009 to the same period in 2008.

            Wages, salaries and related costs  decreased 26.8% primarily due to significant headcount reductions associated with the suspension of flying under our ExpressJet brand and the Delta Prorate effective as of September 2, 2008.

            Maintenance, materials and repairs decreased 27.5% in line with the system-wide decrease in block hours of 27.6% over the same period year over year.

            Other rentals and landing fees  decreased 44.2%.  As a result of our suspended operations, expenses associated with landing fees decreased 19.5%.  In addition, lower expenses resulted from transitioning station management of a majority of the stations under the Amended Continental CPA from ExpressJet to Continental.  For further detailed discussion of all the terms and specifics of the Amended Continental CPA, refer to Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 2 – Contract Flying” in our 2008 10-K.  As a result, the associated facility rentals are now incurred directly by Continental and the related expense is no longer included in our Consolidated Statements of Operations.

            Outside services decreased 63.0% due in part to Continental administrative fees earned in 2008 but not in 2009.  This fee was eliminated in the Amended Continental CPA effective July 1, 2008.  In addition, we incurred legal and consulting fees in 2008 from our independent financial advisors related to the tender offer made in connection with our Original 4.25% Convertible Notes due 2023 and the unsolicited takeover offer from SkyWest, Inc.

            Aircraft rentals expense decreased 93.7% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is responsible for paying aircraft rent for all aircraft operated for Continental thereunder and, therefore, the related expense is no longer included in our Consolidated Statements of Operations.  In addition, lease payments for the 30 aircraft operating outside of the Amended Continental CPA are at significantly lower rates than the lease obligations under the Original Continental CPA.

            Ground Handling  expense decreased 90.4% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is responsible for the station expenditures directly.  In addition, under the Amended Continental CPA, Continental is responsible for the cost of providing fueling services for all aircraft operated by us under the Amended Continental CPA and, therefore, the related ground handling and aircraft servicing expense related to operations under the Amended Continental CPA is no longer included in our Consolidated Statements of Operations.

            Aircraft fuel and related taxes  decreased 97.5% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Prior to July 1, 2008, our fuel price, including related fuel taxes, was capped at 71.20 cents per gallon under the Original Continental CPA.  Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all aircraft operated by us under the Amended Continental CPA and, therefore, the related expense is no longer included in our Consolidated Statements of Operations.

            Marketing and Distribution  expense decreased 97.1% primarily due to the suspension of flying under our ExpressJet brand and the Delta Prorate that became effective September 2, 2008.  All marketing and distribution costs for aircraft operated by us under the Amended Continental CPA are incurred directly by Continental.

            Special charges decreased $22.1 million from 2008 due to a $12.8 million non-cash impairment of goodwill related to the Original Continental CPA, an $8.6 million non-cash impairment to write-off certain capital assets, primarily non-moveable equipment, building and aircraft improvements (associated with our Branded Flying Segment) and a $0.7 million non-cash charge related to previously disputed base closure costs associated with the Original Continental CPA.  Similar impairment charges did not occur during the three months ended June 30, 2009.

            Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the three months ended June 30, 2009 to the three months ended June 30, 2008.

	Fiscal Year

	2009	Total Revenue %	2008 (as restated – Note 1)	Total Revenue %	Increase / (Decrease)	Change %

Gain on extinguishment of debt	$—	—%	$1,530	0.3%	$(1,530)	(100.0%)
Impairment charge on investments	—	—	(5,231)	(1.2)	5,231	(100.0)
Amortization of debt discount	(1,548)	(0.9)	(6,717)	(1.5)	5,169	(77.0)
Interest expense	(2,110)	(1.2)	(2,515)	(0.6)	405	(16.1)
Interest income	289	0.2	1,399	0.3	(1,110)	(79.3)
Capitalized interest	66	0.0	263	0.1	(197)	(74.9)
Equity investments loss, net	—	—	(378)	(0.1)	378	(100.0)
Other, net	10	0.0	1,531	0.3	(1,521)	(99.3)

Total non-operating expenses	$(3,293)	(1.9%)	$(10,118)	(2.4%)	$6,825	(67.5%)

            The following explanations are related to changes in non-operating expenses between the three months ended June 30, 2009 to the same period in 2008.

            Gain on extinguishment of debt  was $1.5 million in 2008 on our repurchases of $3.0 million par value Original 4.25% Convertible Notes due 2023as accounted for under FSP APB 14-1.  No such gains were recognized in the quarter ended June 30, 2009.

            Impairment charges on investments  decreased $5.2 million as we impaired our remaining investment in Wing Holdings, LLC (“Wing”) during the second quarter of 2008.  We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable.

            Amortization of debt discount  decreased $5.2 million due to our adoption of FSP APB 14-1 and its retroactive application to all periods presented.  As a result, the financial statements for the three months ended June 30, 2008 were adjusted to reflect an additional $6.7 million in amortization of debt discount related to our Original 4.25% Convertible Notes due 2023.  The $1.5 million in amortization of debt discount for the quarter ended June 30, 2009, is related to debt discount on our 11.25% Convertible Secured Notes due 2023.

            Interest income & Capitalized interest  decreased primarily due to decreases in the volume of cash invested, the rate of interest earned and spending related to capital projects.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

            Operating Revenue and Segment Profit (Loss)

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from the six months ended June 30, 2009 to the same period in 2008.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.   These costs are included as a part of the analysis of our operating expenses below.

	Six Months Ended June 30,

	2009	Total Revenue %	2008 (as restated – Note 1)	Total Revenue %	Increase / (Decrease)	Change %

Revenue from customers:
Contract Flying	$322,476	94.8%	$723,920	80.8%	$(401,444)	(55.5%)
Branded Flying	—	n/a (1)	151,971	17.0	(151,971)	n/a (1)
Aviation Services	22,158	6.5	22,152	2.5	6	0.0
Eliminations	(4,337)	(1.3)	(2,699)	(0.3)	(1,638)	60.7
Total Revenue from customers	340,297	100.0	895,344	100.0	(555,047)	(62.0)

Contract Flying	240,392	70.6	546,659	61.1	(306,267)	(56.0)
Branded Flying	—	n/a (1)	226,711	25.3	(226,711)	n/a (1)
Aviation Services	11,379	3.3	12,021	1.3	(642)	(5.3)
Eliminations	(4,337)	(1.3)	(2,699)	(0.3)	(1,638)	60.7
Total Direct segment costs	247,434	72.6	782,692	87.4	(535,258)	(68.4)
Segment profit	92,863	27.4	112,652	12.6	(19,789)	(17.6)
Other shared expenses, including transition costs	(114,760)		(191,433)
Gain on debt extinguishment	—		3,537
Impairment charges on investments	—		(18,892)
Amortization of debt discount	(2,329)		(13,229)
Interest expense	(4,138)		(4,871)
Interest income	636		3,762
Capitalized interest	128		663
Equity investments loss, net	(377)		(1,062)
Other, net	(74)		1,610

Consolidated income (loss) before income taxes	$(28,051)		$(107,263)

(1)	Branded flying operations were suspended on September 2, 2008.

            The table below (in thousands, except percentage data) sets forth the segment profit (loss) for the six months ended June 30, 2009 and the six months ended June 30, 2008 for each segment.

	Contract Flying		Aviation Services

	2009	Total Revenue %	2009	Total Revenue %

Revenue from customers	$322,476	100.0%	$22,158	100.0%
Direct segment costs	240,392	74.5	11,379	51.4

Segment profit	$82,084	25.5%	$10,779	48.6%

	Contract Flying		Branded Flying			Aviation Services

	2008	Total Revenue %	2008	Total Revenue %		2008	Total Revenue %

Revenue from customers	$723,920	100.0%	$151,971	nm	%	$22,152	100.0%
Direct segment costs	546,659	75.5	226,711	nm		12,021	54.3

Segment profit (loss)	$177,261	24.5%	$(74,740)	nm	%	$10,131	45.7%

            Contract Flying.  Block hours for contract flying with Continental were down 10.1% for the six months ended June 30, 2009 as compared to the same period ended June 30, 2008.  The decrease in operating revenue and expenses within our Contract Flying segment is primarily due to operating under the Original Continental CPA in 2008 versus under the Amended Continental CPA in 2009 as a result of the different revenue and expense structures contained in each agreement.

            Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly, which arrangement was based on a formula designed to provide Airlines with a target operating margin of 10%.  Under the Amended Continental CPA, which became effective July 1, 2008, revenues are calculated at a pre-determined rate based on block hours flown at considerably lower rates than under the Original Continental CPA.  Likewise, under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the Amended Continental CPA and, therefore, these items are not included in our statements of operations beginning with July 1, 2008.

            Additionally, we agreed with Delta Airlines (“Delta”) to terminate the Delta CPA effective September 2, 2008, and accordingly, there was no activity in operations for the Delta CPA for the six month period ended June 30, 2009.  Airlines earned approximately $27.8 million in revenue under the Delta CPA for the six months ended June 30, 2008.

            Branded Flying.  Airlines suspended flying under our ExpressJet brand and the Delta Prorate effective September 2, 2008, and accordingly, there was no activity in operations under the ExpressJet brand or the Delta Prorate for the six month period ended June 30, 2009.

            Aviation Services.   For the six months ended June 30, 2009, Aviation Services had a segment profit margin of 48.6%, up from 45.7% for the six months ended June 30, 2008.  This increase in profit was primarily a result of labor efficiencies within the segment.

            Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the six months ended June 30, 2009 to the six months ended June 30, 2008.

	Fiscal Year

	2009	Total Revenue %	2008	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries and related costs	$159,294	46.8%	$223,434	25.0%	$(64,140)	(28.7%)
Maintenance, materials and repairs	79,671	23.4	112,053	12.5	(32,382)	(28.9)
Other rentals and landing fees	29,124	8.6	58,752	6.6	(29,628)	(50.4)
Depreciation and amortization	15,259	4.5	17,426	1.9	(2,167)	(12.4)
Outside services	13,727	4.0	33,310	3.7	(19,583)	(58.8)
Aircraft rentals	10,944	3.2	173,516	19.4	(162,572)	(93.7)
Ground handling	5,601	1.6	51,952	5.8	(46,351)	(89.2)
Aircraft fuel and related taxes	5,620	1.7	193,949	21.7	(188,329)	(97.1)
Marketing and distribution	1,665	0.5	23,406	2.6	(21,741)	(92.9)
Special charges	—	—	22,119	2.5	(22,119)	(100.0)
Other operating expenses	41,289	12.1	64,208	7.1	(22,919)	(35.7)

Total operating expenses	$362,194	106.4%	$974,125	108.8%	$(611,931)	(62.8%)

            The following explanations are related to changes between the six months ended June 30, 2009 to the same period in 2008.

            Wages, salaries and related costs  decreased 28.7% primarily due to significant headcount reductions associated with the suspension of flying under our ExpressJet brand and our pro-rate flying arrangement with Delta that went into effect September 2, 2008.

            Maintenance, materials and repairs decreased 28.9% in line with the system-wide decrease in block hours of 29.1% over the same period year over year.

            Other rentals and landing fees  decreased 50.4%.  As a result of our suspended operations, expenses associated with landing fees decreased approximately 13%.  In addition, lower expenses resulted from transitioning station management of a majority of the stations under the Amended Continental CPA from ExpressJet to Continental.  For further detailed discussion of all the terms and specifics of the Amended Continental CPA, refer to Item 8. “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements - Note 2 – Contract Flying” in our 2008 10-K.  As a result, the associated facility rentals are now incurred directly by Continental and the related expense is no longer included in our Consolidated Statements of Operations.

            Outside services decreased 58.8% due in part to Continental administrative fees earned in 2008 but not in 2009.  This fee was eliminated in the Amended Continental CPA effective July 1, 2008.  In addition, we incurred legal and consulting fees in 2008 from our independent financial advisors related to the tender offer made in connection with our Original 4.25% Convertible Notes due 2023 and the unsolicited takeover offer from SkyWest, Inc.

            Aircraft rentals expense decreased 93.7% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is responsible for paying aircraft rent for all aircraft operated for Continental thereunder and, therefore, the related expense is no longer included in our consolidated statements of operations.  In addition, lease payments for the 30 aircraft operating outside of the Amended Continental CPA are at significantly lower rates than the lease obligations under the Original Continental CPA.

            Ground  Handling  expense decreased 89.2% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is responsible for the station expenditures directly.  In addition, under the Amended Continental CPA, Continental is responsible for the cost of providing fueling services for all aircraft operated by us under the Amended Continental CPA and, therefore, the related ground handling and aircraft servicing expense related to operations in respect of the Amended Continental CPA is no longer included in our Consolidated Statements of Operations.

            Aircraft fuel and related taxes  decreased 97.1% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Prior to July 1, 2008, our fuel price, including related fuel taxes, was capped at 71.20 cents per gallon under the Original Continental CPA.  Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all aircraft operated by us under the Amended Continental CPA and, therefore, the related expense is no longer included in our Consolidated Statements of Operations.

            Marketing and Distribution  expense decreased 92.9% primarily due to the suspension of flying under our ExpressJet brand and the Delta Prorate as of September 2, 2008.  All marketing and distribution costs for aircraft operated by us under the Amended Continental CPA are incurred directly by Continental.

            Special charges  decreased $22.1 million from 2008 primarily due to a $12.8 million non-cash impairment of goodwill related to the Original Continental CPA, an $8.6 million non-cash impairment to write-off certain capital assets, primarily non-moveable equipment, building and aircraft improvements (associated with our Branded Flying Segment) and $0.7 million non-cash charge related to previously disputed base closure costs associated with the Original Continental CPA.  Similar impairment charges did not occur during the six months ended June 30, 2009.

            Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the six months ended June 30, 2009 to the six months ended June 30, 2008.

	Fiscal Year

	2009	Total Revenue %	2008 (as restated – Note 1)	Total Revenue %	Increase / (Decrease)	Change %

Gain on debt extinguishment	$—	—%	$3,537	0.4%	$(3,537)	(100.0%)
Impairment charge on investments	—	—	(18,892)	(2.1)	18,892	(100.0)
Amortization of debt discount	(2,329)	(0.7)	(13,229)	(1.5)	10,900	(82.4)
Interest expense	(4,138)	(1.2)	(4,871)	(0.5)	733	(15.0)
Interest income	636	0.2	3,762	0.4	(3,126)	(83.1)
Capitalized interest	128	0.0	663	0.1	(535)	(80.7)
Equity investments loss, net	(377)	(0.1)	(1,062)	(0.1)	685	(64.5)
Other, net	(74)	(0.0)	1,610	0.2	(1,684)	(104.6)

Total non-operating expenses	$(6,154)	(1.8%)	$(28,482)	(3.1%)	$22,328	(78.4%)

            The following explanations are related to changes in non-operating expenses between the six months ended June 30, 2009 to the same period in 2008.

            Gain on extinguishment of debt was $3.5 million in 2008 on our repurchases of $6.5 million par value Original 4.25% Convertible Notes due 2023 as accounted for under FSP APB 14-1.  No such gains were recognized in the six months ended June 30, 2009.

            Impairment charge on investments represents a $13.7 million impairment that we recorded on our ARS investment during the six months ended June 30, 2008.  The need to record an other-than-temporary decline in valuation was caused by the uncertainty in the ARS market and the fact we determined we would consider liquidating these investments at a discount if necessary.  In addition, we impaired our remaining investment in Wing during the six months ended June 30, 2008 for $5.2 million.  We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable.

            Amortization of debt discount decreased $10.9 million due to our adoption of FSP APB 14-1 and its retroactive application to all periods presented.  As a result, the financial statements for the six months ended June 30, 2008 were adjusted to reflect an additional $13.2 million in amortization of debt discount related to our Original 4.25% Convertible Notes due 2023.  The $2.3 million in amortization of debt discount for the six months ended June 30, 2009, is related to debt discount on our 11.25% Convertible Secured Notes due 2023.

            Interest income & Capitalized interest decreased primarily due to decreases in the volume of cash invested, the rate of interest earned and spending related to capital projects.

Certain Operational Information

The following statistical information for the periods indicated is helpful in understanding our financial results:

	For the Three Months Ended June 30,

	2009	2008	Increase / (Decrease)		% Increase / (Decrease)

Operating Statistics:
Revenue passenger miles (millions) (1)	2,063	2,773	(710)		(25.6%)
Available seat miles (millions) (2)	2,624	3,556	(932)		(26.2%)
Passenger load factor (3)	78.6%	78.0%	0.6	pts	0.8%
Operating cost per available seat mile (cents) (4)	6.92	13.81	(6.89)		(49.9%)
Block hours (5)	168,832	233,256	(64,424)		(27.6%)
Operating cost per block hour (dollars) (6)	1,075	2,105	(1,030)		(48.9%)
Departures	90,955	122,041	(31,086)		(25.5%)
Average length of aircraft flight (miles)	578	598	(19)		(3.2%)
Average daily utilization of each aircraft (hours) (7)	7.60	9.35	(1.75)		(18.7%)
Completion factor	98.3%	98.4%	(0.1	)pts	(0.1%)
Revenue passengers (thousands)	3,472	4,516	(1,044)		(23.1%)
Actual aircraft in fleet at end of period	244	274	(30)		(10.9%)

	For the Six Months Ended June 30,

	2009	2008	Increase / (Decrease)		% Increase / (Decrease)

Operating Statistics:
Revenue passenger miles (millions) (1)	3,796	5,303	(1,507)		(28.4%)
Available seat miles (millions) (2)	5,062	7,031	(1,969)		(28.0%)
Passenger load factor (3)	75.0%	75.4%	(0.4	)pts	(0.5%)
Operating cost per available seat mile (cents) (4)	7.14	13.86	(6.72)		(48.5%)
Block hours (5)	329,668	465,133	(135,465)		(29.1%)
Operating cost per block hour (dollars) (6)	1,096	2,094	(998)		(47.7%)
Departures	174,355	242,165	(67,810)		(28.0%)
Average length of aircraft flight (miles)	582	595	(13)		(2.2%)
Average daily utilization of each aircraft (hours) (7)	7.46	9.33	(1.86)		(20.0%)
Completion factor	97.8%	97.5%	0.3	pts	0.3%
Revenue passengers (thousands)	6,303	8,673	(2,370)		(27.3%)
Actual aircraft in fleet at end of period	244	274	(30)		(10.9%)

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
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

Future Costs

            Even after successful implementation of our cost saving initiatives, including headcount reductions, wage concessions and third-party vendor concessions, we need to remain committed to providing competitively priced services by controlling our costs.  We believe that our costs may still increase in the future due to:

•	changes in wages, salaries and related fringe benefit costs, including changes to our self-insured medical and workers compensation costs;
•	changes in wages related to average seniority increases as a result of low employee attrition;
•	the aging of our fleet, resulting in higher aircraft maintenance costs;
•	changes in the costs of materials and outside services, including our information technology costs;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements; and
•	financing costs incurred to satisfy any operating and/or financial obligations.

            In the long term, failure to control our costs would prevent us from remaining competitive and reduce our ability to limit losses including the opportunities to attract additional corporate customers or to survive economic downturns.

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            As of June 30, 2009, our cash balance (including restricted cash and short-term investments) was $116.0 million, net of fair-value discounts applied to our short-term investments.  Our primary source of liquidity is cash flow provided from our operations.  For the six monthsended June 30, 2009 and 2008, our operations used $8.5 million and $11.9 million, respectively.  As of June 30, 2009 and December 31, 2008, we had $20.3 million and $20.5 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights and letters of credit.

            For the six months ended June 30, 2009 and 2008, we spent $2.8 million and $7.1 million, respectively, on capital expenditures.  We anticipate capital expenditures for the remainder of 2009 to be approximately $2 million primarily related to technology for our charter operation and flight equipment.

            In light of the ongoing challenges faced by the airline industry and the global economic recession, we believe controlling costs and cash preservation are crucial to sustain our liquidity and meet our financial obligations over the next year.

            Our 2009 cash flows have included $9.2 million proceeds from the sale of certain assets and a $5.0 million revolving line of credit (the “Citigroup Credit Facility”) outside of normal operating revenues.  We believe that our existing liquidity and projected 2009 cash flows, including the incremental sources of liquidity noted above, and the implementation of cost saving initiatives, if needed, will be sufficient to fund current operations and our financial obligations through the twelve months ending June 30, 2010.  However, as noted above, factors beyond our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

Debt

            As of June 30, 2009, total debt, including current maturities, totaled $52.7 million net of a discount of $18.8 million.  Our debt consisted of the 11.25% Convertible Secured Notes due 2023, the Citibank Credit Facility and the secured debt owed under the EDC Loans.

            Our August 2008 tender offer, and the issuance of our 11.25% Convertible Secured Notes due 2023, resulted in a gain on extinguishment of our Original 4.25% Convertible Notes due 2023, based on the accounting guidance in FSP APB 14-1 and EITF 96-19.  In accordance with the accounting literature, the gain on extinguishment was calculated based on an allocation of the fair value of the consideration issued between the liability and equity components as compared to book value.  The total fair value of the consideration issued in the tender offer was $100.4 million based on $59.7 million in shares and the estimated fair value of the 11.25% Convertible Secured Notes due 2023 of $40.7 million.  Based on the estimated fair value of the liability component of our Original 4.25% Convertible Notes due 2023 immediately prior the tender offer in 2008, this consideration was accounted for as an equity buy back of $42.6 million, and extinguishment of a $128.2 million liability for $57.8 million, resulting in the gain of $70.4 million.  In addition, we recognized extinguishment gains of $3.5 million in 2008 and $1.3 million in 2007 related to repurchases of our Original 4.25% Convertible Notes due 2023 prior to the tender offer.  At the time of our tender offer, our Original 4.25% Convertible Notes due 2023 were trading at a discount as a result of the nature of the credit environment and our own liquidity position.  As a result, the repurchase of debt under the tender offer resulted in debt extinguishment gains. The $68.5 million 11.25% Convertible Secured Notes due 2023 are also subject to FSP APB 14-1 and we determined the fair value of the liability component to be $40.7 million with the remainder allocated to equity and accounted for as a debt discount which will be amortized over the next put date in August 2011.  The fair value of the liability component of the 11.25% Convertible Secured Notes due 2023 was based on current market data of our convertible notes, considering interest rates for stand alone debt given the disruption in the credit markets and our own credit rating.  The net carrying value of the 11.25% Convertible Secured Notes due 2023 outstanding as of June 30, 2009 was $40.2 million.

            We estimated fair value of the 11.25% Convertible Secured Notes due 2023 based on an average of market trading activity for the convertible notes subsequent to the exchange in August 2008.

            Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we are required to deliver a certificate to the trustee from a third-party appraiser dated no later than 15 business days after January 1 of each year certifying the value of the pledged collateral for the notes as of January 1 or such later date.  We delivered a certificate from our independent appraiser in January 2009 indicating the previously appraised value of $180.4 million has not changed materially from the initial appraisal as of the amendment date.  Based on the principal amount of notes remaining outstanding as of June 30, 2009, the pledged collateral requirement under the 11.25% Convertible Secured Notes due 2023 is approximately $45.7 million in spare parts and $37.3 million in spare engines.

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

            Additionally, we have the right to redeem the notes for cash, in whole or in part at any time, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any.  If we elect to use shares of common stock to repurchase any 11.25% Convertible Secured Notes due 2023, the number of shares will be equal to the repurchase price divided by 97.5% of the average closing sales price of our common stock for the five consecutive trading days ending on the third business day prior to the applicable repurchase date (adjusted to take into account the occurrence of certain events that would require adjustment of the conversion rate).  In certain circumstances, the notes were convertible into our common stock, at a ratio of 54.9451 shares of common stock per $1,000 principal amount of notes, which was equivalent to an initial conversion price of approximately $18.20 per common share.  As a result of the reverse split of our common shares that occurred in October 2008, the ratio is now 5.49451 shares of common stock per $1,000 principal amount of notes, which is equivalent to a price of approximately $182.00 per common share.  The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter.

            In 2003, we entered into a series of secured loan agreements (the “EDC Loans”)with Export Development Canada (“EDC”).  The EDC Loans consist of $10.7 million loaned to us in May 2003 and $6.6 million loaned to us in September 2003.  During the six months ended June 30, 2009, we made payments in the amount of $2.0 million on the EDC Loans, of which $1.7 million related to principal.  As of June 30, 2009, the outstanding principal balance of the EDC Loans was $7.6 million.

            In March 2009, we entered into and drew down fully on the Citigroup Credit Facility with Citigroup Global Markets Inc. (“Citigroup”) in an effort to provide increased liquidity with respect to our ARS.  The Citigroup Credit Facility, which has a five year term and is pre-payable at any time at our election, is secured by $10 million of our ARS holdings that were purchased from Citigroup.  Since the credit facility is secured by our ARS holdings, we classified the liability as current on our consolidated balance sheet.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize the ARS purchased from Citigroup.

            Other than our 11.25% Convertible Secured Notes due 2023, the EDC Loans and the Citigroup Credit Facility, we do not have any other material long-term borrowings or available lines of credit.

Securities Repurchase Program

            In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the Board authorized the inclusion of our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023), within the previously announced program.  During the fourth quarter of 2008, the Board authorized an additional $15 million for this program.  Purchases have been made from time to time in the open market and in privately negotiated transactions; the timing of any repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  As of June 30, 2009, we had a balance of $5.5 million remaining within the program for additional purchases.  See Part II, Item 2 of this report for more information about our repurchases.

Purchase Commitments and Contingencies

            As June 30, 2009, we held options for 25 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 family.  Options on 25 aircraft expired unexercised on April 1, 2009 and the remaining 25 options will expire on December 1, 2009 if we do not exercise such options on or before such date.  We retain the right to exercise the unexpired options and fly these aircraft for other airlines or under our own code, subject to certain restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

            Aircraft, Simulator and Spare Engine Leases.  As of June 30, 2009, we had significant lease and sublease obligations for aircraft, a flight training device and spare engines that are classified as operating leases, which are not reflected as assets or liabilities on our balance sheet.  These leases expire between 2015 and 2022.  As of June 30, 2009, our expected total minimum rental expense for the full year 2009 under current and future firm order aircraft, simulator operating leases and spare engine operating leases is $25.2million.  Under the Amended Continental CPA that went into effect July 1, 2008, Continental will bear all the rent expense for aircraft operating for Continental under that arrangement.  For the 30 aircraft retained outside of the Amended Continental CPA, we incur rent expense at reduced rental rates.  As of June 30, 2009, our expected total 2009 minimum rental expense for the 30 aircraft retained outside of the Amended Continental CPA is approximately $21.9million.  A substantial portion of our aircraft are leased directly by Continental from third parties and subleased to us by Continental.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  Pursuant to the terms of the amended indenture governing our 11.25% Convertible Secured Notes due 2023, we granted a security interest on certain of our property, including spare parts and spare aircraft engines.  We agreed that if certain collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.

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

Interest Rates

            We estimated the fair values of our $59.0 million and $60.8 million (carrying value) 11.25% Convertible Secured Notes due 2023 to be $40.8 million and $38.9 million as of June 30, 2009 and December 31, 2008, respectively, based upon quoted market prices.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including general investor behavior, industry specific risks and interest rate risks.  Holders of this debt had the right to require that we repurchase their notes on August 1, 2008.  On that date we satisfied $59.7 million in aggregate principal of outstanding notes that had been validly tendered. Following the completion of the tender offer, $68.5 million aggregate principal of our Original 4.25% Convertible Notes due 2023 remained outstanding.  Additionally, as provided in the amended indenture governing the notes, the coupon associated with the notes increased from 4.25% to 11.25% which results in an approximate $2.3 million increase in interest expense on an annual basis.  In accordance with FSP APB 14-1, we calculated the fair value of the liability component of our 11.25% Convertible Secured Notes due 2023 to be $40.7 million and the equity component and related debt discount to be $27.8.  The $27.8 million discount is being accreted to “Amortization of debt discount” in our Consolidated Statements of Operations and will continue until August 1, 2011.  Subsequent to repurchases made through June 30, 2009, our interest expense, calculated using the effective interest method, related to the debt discount will be $3.5 for the remainder of 2009, $8.8 million in 2010 and $6.5 million for the seven months ending July 31, 2011. In conjunction with the amortization of debt discount, we are currently amortizing $2.0 million of capitalized fees associated with the convertible debt refinancing to interest expense until August 1, 2011.

            We have potential interest rate exposure with respect to our loan agreements with EDC and Citigroup.  The interest rates applicable to the variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, any additional amounts incurred in interest expense for 2009 would not be material.

Item 4.  Controls and Procedures.

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of June 30, 2009.

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

            As of December 31, 2008, we had $10.1 million remaining within the program for purchases.  In the first quarter of 2009, we purchased 2.6 million shares of our common stock and $1.8 million par value ($1.1 million book value) of our 11.25% Convertible Secured Notes due 2023 for approximately $4.0 million.  In the second quarter of 2009, we purchased 0.4 million shares of our common stock and $75,000 par value of our 11.25% Convertible Secured Notes due 2023 for approximately $0.6 million, leaving a current balance of $5.5 million within the program for additional purchases.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)(3)

April 1 to April 30, 2009	8,438	$1.12	8,415	$6.1
May 1 to May 31, 2009	390,063	$1.32	386,300	$5.5
June 1 to June 30, 2009	4	$1.38	—	$5.5

Total	398,505	$1.32	394,715	$5.5

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

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  Submission of Matters to a Vote of Security Holders.

            Holdings' annual meeting of stockholders was held on May 14, 2009.  George R. Bravante Jr., and Janet M. Clarke were re-elected to the board of directors and Alan H. Freudenstein was elected to the board of directors for the first time, all as Class II directors, with 9,517,622, 5,850,103, and 12,524,309 votes For and 4,228,090, 7,895,609, and 1,221,403 votes Against, respectively.  Amendment and restatement of Holdings’ 2007 Stock Incentive Plan was approved with 8,278,596 votes For, 2,416,132 votes Against, 7,496 abstentions, and 3,043,488 broker non-votes. Holdings’ 2009 Employee Stock Purchase Plan was approved with 8,532,296 votes For, 2,091,737 votes Against, 78,191 abstentions, and 3,043,488 broker non-votes.  Ratification of KPMG LLP as our independent auditors received 13,377,901 votes For, 54,591 votes Against, 313,220 abstentions and zero broker non-votes.

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
10.1

ExpressJet Holdings, Inc. 2007 Stock Incentive Plan (as Amended and Restated Effective as of May 14, 2009) (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 2, 2009 that was filed on April 1, 2009, File no. 1-31300).

10.2	First Amendment to ExpressJet Holdings, Inc. Management Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed May 20, 2009, File no. 1-31300).
10.3	ExpressJet Holdings, Inc. 2009 Treasury Stock Purchase Plan (incorporated by reference to the Company's Current Report on Form 8-K filed May 27, 2009, File no. 1-31300).
10.4	Severance Agreement and Release by and between ExpressJet Airlines, Inc. and Karen P. Miles, dated June 15, 2009.(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certificationby Chief Executive Officer.(2)
32.2	Section 1350 Certificationby Chief Financial Officer.(2)

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: July 23, 2009	/s/Phung Ngo-Burns
Phung Ngo-Burns Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 23, 2009	/s/ Robert Bickmore
Robert Bickmore Senior Director and Controller (Principal Accounting Officer)