Form 10-Q
period 2009-09-30
EXPRESSJET HOLDINGS INC
filed 2009-11-16
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X ]

As of November 11, 2009, 15,647,005 shares of common stock were outstanding.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,

	2009	2008 (as restated – Note 1)

	(Unaudited)	(Unaudited)
Operating Revenue
Passenger	$153,017	$245,170
Corporate Aviation	18,045	7,615
Ground handling and other	8,138	9,541

	179,200	262,326

Operating Expenses:
Wages, salaries and related costs	81,435	98,252
Maintenance, materials and repairs	44,251	48,296
Other rentals and landing fees	16,367	22,646
Depreciation and amortization	6,921	6,718
Outside services	6,344	8,509
Aircraft rentals	5,472	18,917
Aircraft fuel and related taxes	4,555	32,235
Ground handling	1,896	5,862
Marketing and distribution	428	1,767
Special charges	—	21,187
Other operating expenses	19,670	26,898

	187,339	291,287

Operating Loss	(8,139)	(28,961)

Nonoperating Income (Expense):
Gain on sale of short-term investments, net	1,274	—
Impairment charge on investments	(108)	—
Extinguishment of debt	(966)	—
Gain from debt discount	—	27,785
Settlement of fuel contracts	—	23,149
Amortization of debt discount	(1,583)	(2,516)
Interest expense, net of capitalized interest	(1,825)	(2,057)
Interest income	200	1,218
Equity investments income, net	—	96
Other, net	200	(203)

	(2,808)	47,472

Income (Loss) before Income Taxes	(10,947)	18,511
Income Tax Benefit (Expense)	1,902	(14,096)

Net Income (Loss)	$(9,045)	$4,415

Basic and Diluted Earnings (Loss) per Common Share	(0.61)	0.28

Shares Used in Computing Basic Earnings (Loss) per Common Share	14,851	15,872
Shares Used in Computing Diluted Earnings (Loss) per Common Share	14,851	15,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended September 30,

	2009	2008 (as restated – Note 1)

	(Unaudited)	(Unaudited)
Operating Revenue
Passenger	$446,618	$1,094,240
Corporate Aviation	46,920	31,441
Ground handling and other	25,959	31,989

	519,497	1,157,670

Operating Expenses:
Wages, salaries and related costs	240,729	321,686
Maintenance, materials and repairs	123,922	160,349
Other rentals and landing fees	45,491	81,398
Depreciation and amortization	22,180	24,145
Outside services	20,071	41,819
Aircraft rentals	16,416	192,432
Aircraft fuel and related taxes	10,175	226,184
Ground handling	7,497	57,813
Marketing and distribution	2,093	25,173
Impairment of fixed assets and goodwill	—	21,410
Special charges	—	21,896
Other operating expenses	60,958	91,107

	549,532	1,265,412

Operating Loss	(30,035)	(107,742)

Nonoperating Income (Expense):
Gain on sale of short-term investments, net	1,755	—
Impairment charges on investments	(108)	(18,892)
Extinguishment of debt	(394)	2,107
Gain from debt discount	—	27,785
Settlement of fuel contracts	—	23,149
Amortization of debt discount	(3,912)	(8,431)
Interest expense, net of capitalized interest	(5,835)	(6,265)
Interest income	837	4,980
Equity investments loss, net	(377)	(967)
Other, net	(929)	1,408

	(8,963)	24,874

Loss before Income Taxes	(38,998)	(82,868)
Income Tax Benefit	5,452	22,764

Net Loss	$(33,546)	$(60,104)

Basic and Diluted Loss per Common Share	$(2.15)	$(6.88)

Shares Used in Computing Basic and Diluted Loss per Common Share	15,581	8,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30,	December 31,
	2009	2008 (as restated – Note 1)

	(Unaudited)
Current Assets:
Cash and cash equivalents	$61,710	$57,528
Restricted cash	19,523	20,460
Short-term investments	24,118	41,369
Accounts receivable, net of allowance of $1,351 and $744, respectively	10,273	11,212
Amounts due from Continental Airlines, net	1,165	—
Spare parts and supplies, net	19,894	23,850
Income tax receivable	3,549	383
Prepayments and other	4,211	6,929

Total Current Assets	144,443	161,731

Property and Equipment:
Owned property and equipment:
Flight equipment	210,147	222,401
Other	145,016	168,334

	355,163	390,735
Less: Accumulated depreciation	(159,562)	(169,815)

Total Property and Equipment	195,601	220,920

Investments in Other Entities	1,223	1,600
Debt Issuance Cost, net	1,222	1,722
Other Assets, net	2,515	2,916

Total Assets	$345,004	$388,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	December 31,
	2009	2008 (as restated – Note 1)

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt	$3,459	$3,459
Accounts payable	7,564	1,842
Accrued payroll and related costs	35,941	36,672
Accrued airport service costs	6,040	10,221
Accrued maintenance, materials and repair costs	13,409	11,558
Accrued taxes	9,278	10,541
Amounts due to Continental Airlines, net	—	1,539
Credit facility	5,000	—
Accrued other liabilities	10,824	20,440

Total Current Liabilities	91,515	96,272

Long-term Debt	3,459	5,848

11.25% Convertible Secured Notes due 2023, net of discount of $15,108 and $21,109, respectively	37,003	39,740

Deferred Income Taxes	48,113	47,598

Other Long-term Liabilities	456	1,761

Commitments and Contingencies – See Note 10

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $.01 par, 150,000,000 shares authorized, and 22,731,424 and 22,024,439 shares issued, respectively	227	220
Additional paid-in capital	266,846	263,859
Accumulated loss	(83,581)	(49,329)
Accumulated other comprehensive loss	475	(20)
Common stock held in treasury, at cost 7,084,419 and 4,344,666 shares, respectively	(19,509)	(17,060)

Total Stockholders’ Equity	164,458	197,670

Total Liabilities and Stockholders’ Equity	$345,004	$388,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2009	2008

	(Unaudited)	(Unaudited)

Net Cash Flows used in Operating Activities	$(12,344)	$(44,404)

Cash Flows from Investing Activities:
Capital expenditures	(3,941)	(9,059)
Proceeds from the sale of property and equipment	10,230	11,739
Sale (purchase) of short-term investments	19,394	(64,425)
Investments in restricted cash	(2,192)	(2,516)

Net cash provided by (used in) investing activities	23,491	(64,261)

Cash Flows from Financing Activities:
Repurchase of common stock	(3,380)	(3,128)
Payments on long-term debt and capital lease obligations	(2,390)	(2,605)
Payments on convertible debt	(7,072)	(6,500)
Proceeds from credit facility	5,000	—
Payments related to convertible debt	—	(2,000)
Proceeds from issuance of common stock related to benefit plans	484	1,484
Other	393	77

Net cash used in financing activities	(6,965)	(12,672)

Net Increase (Decrease) in Cash and Cash Equivalents	4,182	(121,337)
Cash and Cash Equivalents – Beginning of Period	57,528	189,259

Cash and Cash Equivalents – End of Period	$61,710	$67,922

Supplemental Cash Flow Information:
Interest paid, net	$7,062	$5,038
Income taxes paid (refunded)	$284	$(37,567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

            Our primary business is flying 244 aircraft under contractual arrangements for network carriers and entities desiring cost-effective and fully customizable group travel.  As of September 30, 2009, our fleet was assigned as follows:

•	214 aircraft for Continental Airlines, Inc. (“Continental”) as Continental Express pursuant to a capacity purchase agreement (the “Amended Continental CPA”); and
•	30 aircraft in our Corporate Aviation division, which is dedicated to long-term charter agreements and ad-hoc charter arrangements.

            Liquidity.  In light of the ongoing challenges faced by the airline industry and the recession facing the global economy, we believe controlling costs and preserving cash are crucial to sustaining our liquidity and meeting our financial obligations over the next year.

            As of September 30, 2009, our cash balance (including restricted cash and short-term investments) was $105.4 million, net of fair-value discounts applied to our short-term investments.  We believe that our existing liquidity and projected 2009 cash flows will be sufficient to fund current operations and our financial obligations through the twelve months ending September 30, 2010.  However, factors beyond our control may have a material adverse impact on our ability to sustain operations over the long-term.

            The interim financial information in the accompanying Condensed Consolidated Financial Statements and notes is unaudited, but reflects all adjustments necessary, in our opinion, to provide a fair presentation of our financial results for the interim periods presented.  These adjustments are of a normal, recurring nature.  In addition, all intercompany transactions have been eliminated in consolidation.  Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  These interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and the notes thereto for the fiscal year ended December 31, 2008 contained in our Current Report on Form 8-K dated October 16, 2009 (the “Revised 2008 10-K”) in addition to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original 2008 10-K”).

Note 1 – Summary of Significant Accounting Policies

            The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Holdings and its subsidiaries.  All material intercompany transactions have been eliminated in consolidation.  The following are changes to the accounting policies and estimates described in our Revised 2008 10-K and Original 2008 10-K.

Adopted Accounting Policies

            Codification. Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the exclusive authoritative reference for nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The ASC became the only level of authoritative GAAP and eliminated the previous four-level hierarchy.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our Condensed Consolidated Financial Statements have been changed to refer to the appropriate section of ASC.

            Convertible Notes.  On January 1, 2009, we adopted the Cash Conversion Subsections of ASC Subtopic 470-20, “Debt with Conversion and Other Options – Cash Conversion” (“Debt with Conversion Options Subtopic”) which applies to all convertible debt instruments that have a “net settlement feature”, meaning that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash or shares upon conversion.  The Debt with Conversion Options Subtopic requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The Debt with Conversion Options Subtopic requires we split a component of the debt, the classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our Condensed Consolidated Statements of Operations.

            The Debt with Conversion Options Subtopic requires retrospective application to the terms of instruments as they existed for all periods presented.  The adoption of the Debt with Conversion Options Subtopic affects the accounting for our original 4.25% convertible notes due 2023 issued in 2003 (the “Original 4.25% Convertible Notes due 2023”), which on August 2, 2008, became our 11.25% Convertible Secured Notes due 2023.  The retrospective application of this pronouncement resulted in increased non-cash interest expense for 2003 through 2008.  We adjusted the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 to include non-cash interest expense (presented as Amortization of debt discount in our Condensed Consolidated Statements of Operations) of $2.5 million and $8.4 million, respectively, related to our Original 4.25% Convertible Notes due 2023.  During the first half of 2008, we recognized extinguishment gains of $2.1 million related to repurchases of our Original 4.25% Convertible Notes due 2023 prior to the tender offer we initiated in July 2008 in connection with such notes.  At the time of our tender offer, our Original 4.25% Convertible Notes due 2023 were trading at a discount as a result of the nature of the credit environment and our own liquidity position.  As a result, the repurchase of debt under the tender offer resulted in debt extinguishment gains.  The 11.25% Convertible Secured Notes due 2023, of which $68.5 million remained outstanding after the tender offer in 2008, were also subject to the Debt with Conversion Options Subtopic, and we determined the fair value of the liability component to be $40.7 million at that time.  The remainder was allocated to equity and accounted for as a debt discount which will be amortized over the period until the next put date in August 2011.  The fair value of the liability component of the 11.25% Convertible Secured Notes due 2023 was based on current market data of our convertible notes, considering interest rates for stand alone debt given the disruption in the credit markets and our own credit rating.  Adjustments to income taxes have been recorded on the foregoing adjustments to the extent tax benefits were available.  As of September 30, 2009, $37.0 million, net of discount of $15.1 million, of our 11.25% Convertible Secured Notes due 2023 remain outstanding.

            The following table sets forth the effect of the retrospective application of the Debt with Conversion Options Subtopic and the correction of an immaterial tax matter on certain previously reported line items (in thousands, except per share data):

	Three Months Ended September 30, 2008

Condensed Consolidated Statement of Operations:	Originally Reported	As Restated

	(Unaudited)	(Unaudited)
Amortization of debt discount	$—	$(2,516)
Interest expense, net of capitalized interest	(3,600)	(2,057)

Income before Income Taxes	19,484	18,511
Income Tax Expense	(14,466)	(14,096)

Net Income	$5,018	$4,415

Basic and Diluted Earnings per Common Share	$0.32	$0.28

	Nine Months Ended September 30, 2008

Condensed Consolidated Statement of Operations:	Originally Reported	As Restated

	(Unaudited)	(Unaudited)
Extinguishment of debt	$—	$2,107
Amortization of debt discount	—	(8,431)
Interest expense, net of capitalized interest	(7,808)	(6,265)

Loss before Income Taxes	(78,087)	(82,868)
Income Tax Benefit	20,068	22,764

Net Loss	$(58,019)	$(60,104)

Basic and Diluted Loss per Common Share	$(6.64)	$(6.88)

	December 31, 2008

Condensed Consolidated Balance Sheet:	Originally Reported	As Restated

Deferred Income Taxes	$42,807	$47,598
Additional paid-in capital	$238,065	$263,859
Accumulated loss	$(18,744)	$(49,329)
Total Stockholders’ Equity	$202,461	$197,670

            As we continued to evaluate the adoption of the Debt with Conversion Options Subtopic, the restated balance sheet noted above includes revisions from what was originally presented for the periods ended March 31, 2009 and June 30, 2009.  The Company finalized and filed a Form 8-K to reflect the adoption of the Debt with Conversion Options Subtopic for the 2008, 2007 and 2006 financial statements on October 16, 2009.

            Other-Than-Temporary Impairments. In April 2009, the FASB issued new guidance which modifies the requirements for recognizing other-than-temporarily-impaired debt securities and the presentation of other-than-temporary impairments in the financial statements. This guidance, which affects the accounting for our portfolio of auction rate securities (“ARS”), was adopted during the quarter ended June 30, 2009.  Other-than-temporary impairments are now reflected in our Condensed Consolidated Statements of Operations as “Impairment charges on investments.”

            Subsequent Events.  In May 2009, the FASB issued guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  This guidance is contained in ASC Topic 855, “Subsequent Events” (“ASC Topic 855”).  We adopted the provisions of ASC Topic 855 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our Condensed Consolidated Financial Statements.  The Company has evaluated subsequent events for potential recognition and/or disclosure through November 13, 2009, the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.  For further discussion of our subsequent events, see Note 11 – “Subsequent Events.”

Other Accounting Matter

            In the process of adjusting our tax accrual for our 2008 actual tax return filed in the current quarter we identified an immaterial error related to our recording of deferred tax assets and liabilities and related valuation allowance in 2008.  The correction of the error resulted in a $4.8 million increase to “Deferred Income Taxes” and a $4.8 million increase to “Accumulated loss” in our Condensed Consolidated Balance Sheet as of December 31, 2008.  In addition, the correction of the error resulted in an increase to our income tax expense and an increase to our net loss for the three months ended December 31, 2008 of $4.8 million ($0.25 per common share) and an increase to our income tax expense and an increase to our net loss for the year ended December 31, 2008 of $4.8 million ($0.43 per common share).  We concluded that this item was not material to the 2008 financial statements and an amendment to the Revised 2008 10-K is not required.

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

            In June 2008, we reached an agreement with Continental to amend the Original Continental CPA.  The Amended Continental CPA, which became effective July 1, 2008, has a seven-year term and provides that we will fly a minimum of 205 aircraft for Continental through June 30, 2009, and a minimum of 190 aircraft for the remainder of the term.  Currently, we fly 214 aircraft for Continental.  As of the date of this filing, we have not received notice from Continental of its intent to reduce the size of the fleet under the Amended Continental CPA.  Continental retains the right to reduce the number of aircraft to a minimum of 190 aircraft at any time during the remainder of the initial term ending on June 30, 2015.  Pursuant to the first amendment to the Amended Continental CPA, we recognized an additional $4.8 million in contract revenues related to shortfalls in aircraft utilization for the six months ended June 30, 2009.  Pursuant to the terms of the first and second amendments to the Amended Continental CPA, beginning in July 2009 and throughout the remainder of term of the Amended CPA, if Continental increases utilization of our aircraft above a pre-determined threshold, then Continental is entitled to receive a discount on the agreed, pre-determined block hour rates; provided that the aggregate discount received by Continental shall not exceed $10 million.  For the three months ended September 30, 2009, there was an increase in utilization of our aircraft above the pre-determined threshold for such period that resulted in Continental receiving a discount in the amount of approximately $0.2 million.

Note 3– Restructuring and Related Special Charges

            As of September 30, 2009, our remaining accruals for the special charges we incurred in 2008 and expect to pay in cash are as follows (in thousands):

	Balance December 31, 2008	Payments/ Adjustments	Balance September 30, 2009

Wages and fringe	$297	$(297)	$—
Contract termination costs	970	(970)	—
Unused facility costs	3,952	(2,339)	1,613

	$5,219	$(3,606)	$1,613

            The remaining special charge accrual of $1.6 million related to unused facility costs is included in “Accrued other liabilities” in our Condensed Consolidated Balance Sheet as of September 30, 2009.  Final cash payments and adjustments related to the wages and fringe accrual and contract termination costs were made during the nine months ended September 30, 2009.  Cash payments remaining on our lease obligations for unused facilities will continue through 2010.  For a detailed discussion of special charges incurred in 2008, refer to our Revised 2008 10-K and our Original 2008 10-K.

Note 4 – Segment Reporting

            The following business discussion is based on two reportable segments, Contract Flying and Aviation Services, as they were structured during the three and nine months ended September 30, 2009.

            Contract Flying.  This reportable segment includes components related to the fleet operated by us under the Amended Continental CPA and long-term charter agreements and ad-hoc charter service arrangements within our Corporate Aviation division.

            Aviation Services.  This reportable segment includes components related to our ground-handling services; our two wholly owned subsidiaries, ExpressJet Services, LLC and InTech Aerospace Services, LP and our majority owned subsidiary, Saltillo Jet Center, S. de R.L. C.V.  These entities are collectively referred to herein as “Services”.  Under Services’ brand, we paint aircraft and repair composite structures, aircraft interiors (including refurbishment of seats, galleys, lavatories and panels) and thrust reversers throughout our four facilities in the United States and Mexico.

            A significant portion of our operating expenses and infrastructure are integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft and ExpressJet Services; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operations.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed and business decisions are made.  Consequently, the tables below present (in thousands) our operating revenues, including inter-segment revenues, and segment profit / (losses) generated per reportable segment for the three and nine months ended September 30, 2009 and 2008.  We also included our reconciliation of the consolidated operating revenue to consolidated net loss before taxes and of our total assets as of September 30, 2009 and 2008.  The segmented information for prior periods will be restated to reflect all changes in reportable segments.

	Contract Flying	Aviation Services	Eliminations	Consolidated

Three Months Ended September 30, 2009:
Revenue from customers	$171,062	$10,034	$(1,896)	$179,200
Direct segment expenses	126,958	5,688	(1,896)	130,750

Segment profit	$44,104	$4,346	$—	$48,450
Other shared expenses (1)				(56,589)
Gain on sale of short-term investments, net				1,274
Impairment charge on investments				(108)
Extinguishment of debt				(966)
Amortization of debt discount				(1,583)
Interest expense, net of capitalized interest				(1,825)
Interest income				200
Other, net				200

Consolidated loss before income taxes				$(10,947)

Nine Months Ended September 30, 2009:
Revenue from customers	$493,538	$32,191	$(6,232)	$519,497
Direct segment expenses	367,350	17,066	(6,232)	378,184

Segment profit	$126,188	$15,125	$—	$141,313
Other shared expenses (2)				(171,348)
Gain on sale of short-term investments, net				1,755
Impairment charge on investments				(108)
Extinguishment of debt				(394)
Amortization of debt discount				(3,912)
Interest expense, net of capitalized interest				(5,835)
Interest income				837
Equity investments loss, net				(377)
Other, net				(929)

Consolidated loss before income taxes				$(38,998)

Assets as of September 30, 2009
Segment assets	$177,650	$17,950	$—	$195,600
Other shared assets (3)				149,404

Total consolidated assets				$345,004

(1)

Some of the major components of other shared expenses for the three months ended September 30, 2009 are maintenance labor – $16.9 million; general and administrative labor and related expenses – $14.9 million; other general and administrative expenses – $17.5 million; outside services – $5.6 million; non-airport rentals – $1.7 million.

(2)

Some of the major components of other shared expenses for the nine months ended September 30, 2009 are maintenance labor – $49.6 million; general and administrative labor and related expenses – $43.5 million; other general and administrative expenses – $54.7 million; outside services – $17.3 million; non-airport rentals – $6.2 million.

(3)	Other shared assets include assets that are interchangeable between segments.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Three Months Ended September 30, 2008: (as restated – Note 1)
Revenue from customers	$184,428	$69,286	$10,618	$(2,006)	$262,326
Direct segment expenses	133,238	62,767	4,806	(2,006)	198,805

Segment profit	$51,190	$6,519	$5,812	$—	$63,521
Shared special charges (1)		(21,187)			(21,187)
Other shared expenses (2)					(71,295)
Gain from debt discount					27,785
Settlement of fuel contracts		23,149			23,149
Amortization of debt discount					(2,516)
Interest expense, net of capitalized interest					(2,057)
Interest income					1,218
Equity investments income, net					96
Other, net					(203)

Consolidated income before income taxes					$18,511

Nine Months Ended September 30, 2008: (as restated – Note 1)
Revenue from customers	$908,348	$221,258	$32,770	$(4,706)	$1,157,670
Direct segment expenses	679,897	289,480	16,827	(4,706)	981,498

Segment profit (loss)	$228,451	$(68,222)	$15,943	$—	$176,172
Shared special charges (3)	(13,498)	(29,809)			(43,307)
Other shared expenses (4)					(240,607)
Impairment charges on investments					(18,892)
Extinguishment of debt					2,107
Gain from debt discount					27,785
Settlement of fuel contracts		23,149			23,149
Amortization of debt discount					(8,431)
Interest expense, net of capitalized interest					(6,265)
Interest income					4,980
Equity investments loss, net					(967)
Other, net					1,408

Consolidated loss before income taxes					$(82,868)

Assets at September 30, 2008
Segment assets	$136,608	$46,439	$14,603	$—	$197,650
Other shared assets (5)					251,936

Total consolidated assets					$449,586

(1)	Shared special charges for the three months ended September 30, 2008, include $21.2 million related to suspended flying under several lines of our at-risk operations.
(2)

Some of the major components of other shared expenses for the three months ended September 30, 2008 are maintenance labor – $20.0 million; general and administrative labor and related expenses – $17.3 million; other general and administrative expenses – $20.0 million; outside services – $8.0 million; and non-airport rentals – $2.5 million.  Transition costs incurred were approximately $3.5 million.

(3)

Shared special charges for the nine months ended September 30, 2008, include $21.2 million related to suspended flying under several lines of our at-risk operations in addition to a $12.8 million impairment of goodwill, an $8.6 million impairment of fixed assets and $0.7 million charge related to base closure costs.

(4)

Some of the major components of other shared expenses for the nine months ended September 30, 2008 are maintenance labor – $60.3 million; general and administrative labor and related expenses – $62.4 million; other general and administrative expenses – $72.6 million; outside services – $29.9 million; and non-airport rentals – $7.7 million.  Transition costs incurred were approximately $7.7 million.

(5)	Other shared assets include assets that are used across segments.

            We will continue to monitor various components of our business and, if necessary, isolate those components into new reportable segments or transfer those components within our existing reporting structure.

Note 5 – Fair Value Measurements.

            In February 2008, we invested approximately $65 million in ARS, which are classified as available-for-sale securities and reflected at fair value.  For a detailed discussion of our ARS, refer to our Revised 2008 10-K and our Original 2008 10-K.

            In April 2009, the FASB issued new guidance which modifies the requirements for recognizing other-than-temporarily-impaired debt securities and the presentation of other-than-temporary impairments in the financial statements. This guidance, which affects the accounting for our ARS portfolio, was adopted during the quarter ended June 30, 2009.  Other-than-temporary impairments are now reflected in our Condensed Consolidated Statements of Operations as “Impairment charges on investments.”

            Prior to the adoption of the new guidance on other-than-temporary-impairments, we recorded any changes in fair value of our ARS that we deemed to be temporary to accumulated other comprehensive income.  If we determined that any future decline in value was other than temporary, it was recognized as a charge to earnings as applicable.   Under the new guidance on other-than-temporary-impairmentsif the fair value of our ARS falls below our adjusted cost basis and if it is our intent to sell the ARS, then an other-than-temporary impairment has occurred and a loss should be recorded in our Condensed Consolidated Statements of Operations.  As it is our intent to continue exploring opportunities to monetize the ARS, future declines in fair value below our adjusted cost basis will be deemed to be other-than-temporary and an adjustment will be recorded as “Impairment charges on investments” in our Condensed Consolidated Statements of Operations.  The fair value of our $31.0 million ARS portfolio, as calculated using a discounted cash flow valuation model as of September 30, 2009, was $24.1 million.  As such, we recognized an impairment charge on investments of $0.1 million for declines in fair value below the adjusted cost basis of our ARS holdings for the quarter ended September 30, 2009.

            In July 2009, we entered into a settlement agreement related to our ARS litigation against RBC Capital Markets Corporation et al. (collectively “RBC”) with respect to certain ARS (CUSIPs 36156HAG3, 679110CM6, 709163EH8, and 78442GJC1) purchased from RBC. Among other terms, the settlement agreement provided for RBC to immediately repurchase ARS with an aggregate par value of $18,000,000 it sold to ExpressJet for 87.5% of par value.  Additionally, if within twelve months of the date of the execution of the settlement agreement, any of the ARS is redeemed or refinanced by its issuer and RBC is paid a sum representing greater than 87.5% of the par value of that ARS, we shall be paid a sum representing the difference between (1) 87.5% of the par value of that ARS and (2) the sum actually received by RBC.  As part of the settlement agreement, we dismissed our lawsuit against RBC and released claims related to RBC’s sale of the ARS to us.  Pursuant to this settlement, we recorded an adjustment to other comprehensive income to reverse temporary impairments of $0.3 million recognized in previous periods.

            As of September 30, 2009, we continue to earn interest at an average rate of 1.70% on our remaining ARS whose rates are reset every 7 or 28 days, depending on the terms of the particular instrument.

            We continue to closely monitor the ARS market and are aggressively pursuing the monetization of the assets at or near face value through additional market transactions.  In September 2009, we initiated litigation against Bank of America Corporation et al. (“BOA”) related to auction rate securities that BOA sold to ExpressJet in January 2008.  As of September 30, 2009, the aggregate par value of our ARS holdings purchased from BOA was $21.0 million.  Subsequent to September 30, 2009, we consummated three separate transactions pursuant to which we monetized $5.0 million of our ARS purchased from BOA for 90.5% of the face value of the securities and $10.0 million of our ARS purchased from BOA for 90.0% of the face value of the securities.

            Assets that we measure at fair value on a recurring basis are shown below (in thousands):

	As of September 30, 2009 Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Cash equivalents	$61,340	$61,340	$—	$—
Short-term investments	24,118	—	—	24,118

Total	$85,458	$61,340	$—	$24,118

            The following table presents our ARS which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820, “Fair Value Measurements and Disclosures” (in thousands):

	Nine Months Ended September 30,

	2009	2008

ARS Beginning Balance	$41,369	$—
Purchases	—	65,075
Sales / Redemptions	(3,631)	—
Gross realized gains on sales	482	—
Other Than Temporary Impairments (included in non-operating income)	—	(13,661)
Temporary Changes in Market Value (included in other comprehensive income)	(628)	—

ARS Balance as of March 31	$37,592	$51,414
Sales / Redemptions	—	(650)
Temporary Changes in Market Value (included in other comprehensive income)	957	1,100

ARS Balance as of June 30	$38,549	$51,864
Sales / Redemptions / Settlements	(15,763)	—
Gross realized gains on sales	1,274	—
Other Than Temporary Impairments (included in non-operating income)	(108)	—
Temporary Changes in Market Value (included in other comprehensive income)	166	803

ARS Balance as of September 30	$24,118	$52,667

            We determine the cost basis for our ARS sold using the specific identification method.

            In March 2009, we entered into and drew down fully on a $5 million revolving line of credit (the “Citigroup Credit Facility”) with Citigroup Global Markets Inc. (“Citigroup”) to increase our liquidity.  The Citigroup Credit Facility, which has a five year term and is pre-payable at any time at our election, is secured by $10 million of our ARS holdings that were purchased from Citigroup.  Since the credit facility is secured by a portion of our ARS holdings, we classified the liability as current on our Condensed Consolidated Balance Sheet.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize the ARS purchased from Citigroup.

Note 6 – Debt

            As of September 30, 2009 and December 31, 2008, respectively, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

	(Unaudited)
Current Debt:
Current maturities of EDC Loans	$3,459	$3,459
Citigroup Credit Facility	5,000	—
Long-term Debt
EDC Loans	$3,459	$5,848
11.25% Convertible Secured Notes due 2023, net of discount of $15,108 and $21,109, respectively	37,003	39,740

	$48,921	$49,047

            We estimated fair value of our 11.25% Convertible Secured Notes due 2023 based on an average of market trading activity for the convertible notes subsequent to the tender offer that was completed in August 2008.

            Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we are required to deliver a certificate to the trustee from a third-party appraiser dated no later than 15 business days after January 1 of each year certifying the value of the pledged collateral for the notes as of January 1 or such later date.  We delivered a certificate from our independent appraiser in January 2009 indicating the previously appraised value of $180.4 million has not changed materially from the initial appraisal as of the amendment date.  Based on the principal amount of notes remaining outstanding as of September 30, 2009, the pledged collateral required under the 11.25% Convertible Secured Notes due 2023 is approximately $39.2 million of spare parts and $34.5 million of spare engines.

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

            We have the right to redeem the notes for cash in whole at any time, or from time to time in part, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any.  Additionally, pursuant to the terms of the 11.25% Convertible Secured Notes, due 2023, we can elect to use shares of common stock to repurchase any 11.25% Convertible Secured Notes due 2023, the number of shares will be equal to the repurchase price divided by 97.5% of the average closing sales price of our common stock for the five consecutive trading days ending on the third business day prior to the applicable repurchase date (adjusted to take into account the occurrence of certain events that would require adjustment of the conversion rate).  In certain circumstances, the notes are convertible into our common stock, at a ratio of 54.9451 shares of common stock per $1,000 principal amount of notes, which was equivalent to an initial conversion price of approximately $18.20 per common share.  As a result of the reverse split of our common shares that occurred in October 2008, the ratio is now 5.49451 shares of common stock per $1,000 principal amount of notes, which is equivalent to a price of approximately $182.00 per common share.  The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter.

            In the first quarter of 2009, we repurchased $1.8 million par value (book value of $1.1 million) of our 11.25% Convertible Secured Notes due 2023 for $1.3 million, resulting in a net realized loss of $0.2 million.  In the second quarter of 2009, we repurchased $75,000 par value (book value of $51,101) of our 11.25% Convertible Secured Notes due 2023 for $54,000, resulting in an immaterial net realized loss.  In the third quarter of 2009, we repurchased $6.8 million par value (book value of $4.8 million) of our 11.25% Convertible Secured Notes due 2023 for approximately $5.8 million resulting in a net loss of $1.0 million.  Subsequent to these repurchases, our interest expense, calculated using the effective interest method, related to the debt discount will be $1.6 million for the remainder of 2009, $7.8 million in 2010 and $5.7 million for the seven months ending July 31, 2011.

            As a result of the adoption of the Debt with Conversion Options Subtopic, we were required to separately account for the debt and equity components of our 11.25% Convertible Secured Notes due 2023 in a manner that reflects our nonconvertible debt (unsecured debt) borrowing rate when interest expense is recognized.  The debt and equity components for 11.25% Convertible Secured Notes due 2023 were as follows (in millions):

	September 30, 2009	December 31, 2008 (as restated – Note 1)

	(Unaudited)
Principal amount of convertible notes	$52.1	$60.8
Unamortized debt discount	15.1	21.1
Net carrying amount	$37.0	$39.7

Additional paid-in capital	$27.8	$27.8

            At September 30, 2009, the unamortized discount had a remaining recognition period of approximately 22 months.

            As a result of adopting the Debt with Conversion Options Subtopic, the effective interest rates for the convertible notes for the three month periods ended September 30, 2009 and 2008 were approximately 33% and 25%, respectively.

            We estimated the fair values of our $52.1 million and $60.8 million (carrying value) 11.25% Convertible Secured Notes due 2023 to be $45.2 million and $38.9 million as of September 30, 2009 and December 31, 2008, respectively, based upon actual quoted market prices which are Level II fair value measurements under ASC Topic 820, “Fair Value Measurement and Disclosures.”

            The following table presents the changes in our convertible notes (in millions):

	Nine Months Ended September 30,

	2009	2008 (as restated – Note 1)

	(Unaudited)	(Unaudited)
Convertible notes beginning balance	$39.7	$127.6
Repurchases, net	(6.6)	(6.3)
Convertible notes converted to equity	—	(87.5)
Amortization of debt discount	3.9	8.4

Convertible notes balance as of September 30	$37.0	$42.2

            In 2003, we entered into a series of secured loan agreements (the “EDC Loans”)with Export Development Canada.  The EDC Loans consist of $10.7 million loaned to us in May 2003 and $6.6 million loaned to us in September 2003.  During the nine months ended September 30, 2009, we made payments in the amount of $2.7 million on the EDC Loans, of which $2.4 million related to principal.  As of September 30, 2009, the outstanding principal balance of the EDC Loans was $6.9 million.

            In March 2009, we entered into and drew down fully on the Citigroup Credit Facility in an effort to provide increased liquidity with respect to our ARS.  The Citigroup Credit Facility, which has a five year term and is pre-payable at any time at our election, is secured by $10 million of our ARS holdings that were purchased from Citigroup.  Since the credit facility is secured by a portion of our ARS holdings, we classified the liability as current on our Condensed Consolidated Balance Sheet.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize the ARS purchased from Citigroup.

            Other than our 11.25% Convertible Secured Notes due 2023, the EDC Loans and the Citigroup Credit Facility, we do not have any other material borrowings or available lines of credit.

            The following unaudited condensed consolidated balance sheets, results of operations and cash flows present separately the financial position of the parent issuer (Holdings), the subsidiary guarantor (Airlines), and all other non-guarantor subsidiaries of Holdings on a combined basis.

	Condensed Consolidated Balance Sheet September 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$138,669	$5,774	$—	$144,443
Property and equipment, net	105	186,639	8,857	—	195,601
Investments in other entities	1,223	—	—	—	1,223
Other assets	1,222	4,410	2,033	(3,928)	3,737

Total assets	$2,550	$329,718	$16,664	$(3,928)	$345,004

Current liabilities	994	89,384	1,137	—	91,515
Intercompany payables (receivables)	(336,696)	332,749	3,947	—	—
Long-term debt	37,003	3,459	—	—	40,462
Other liabilities	3,840	48,657	—	(3,928)	48,569
Stockholders’ equity	297,409	(144,531)	11,580	—	164,458

Total liabilities and stockholders’ equity	$2,550	$329,718	$16,664	$(3,928)	$345,004

	Condensed Consolidated Balance Sheet December 31, 2008 (In thousands) (as restated – Note 1)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$153,182	$8,549	$—	$161,731
Property and equipment, net	108	207,257	13,555	—	220,920
Investments in other entities	1,600	—	—	—	1,600
Other assets	1,722	4,666	2,206	(3,956)	4,638

Total assets	$3,430	$365,105	$24,310	$(3,956)	$388,889

Current liabilities	2,662	91,562	2,048	—	96,272
Intercompany payables (receivables)	(338,432)	332,187	6,245	—	—
Long-term debt	39,740	5,848	—	—	45,588
Other liabilities	3,840	49,463	12	(3,956)	49,359
Stockholders’ equity	295,620	(113,955)	16,005	—	197,670

Total liabilities and stockholders’ equity	$3,430	$365,105	$24,310	$(3,956)	$388,889

	Condensed Consolidated Results of Operations Three Months Ended September 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$177,877	$3,219	$(1,896)	$179,200
Operating expenses	1	186,307	2,927	(1,896)	187,339

Operating income (loss)	(1)	(8,430)	292	—	(8,139)

Gain on sale of short-term investments, net	—	1,274	—	—	1,274
Impairment charge on investments	—	(108)	—	—	(108)
Extinguishment of debt	(966)	—	—	—	(966)
Amortization of debt discount	(1,583)	—	—	—	(1,583)
Interest expense, net of capitalized interest	(1,733)	(4,544)	—	4,452	(1,825)
Interest income	4,452	200	—	(4,452)	200
Other, net	—	(18)	218	—	200

Income (loss) before income taxes	169	(11,626)	510	—	(10,947)
Income tax benefit	—	1,902	—	—	1,902

Net income (loss)	$169	$(9,724)	$510	$—	$(9,045)

	Condensed Consolidated Results of Operations Nine Months Ended September 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$514,729	$11,001	$(6,233)	$519,497
Operating expenses	15	545,025	10,725	(6,233)	549,532

Operating income (loss)	(15)	(30,296)	276	—	(30,035)

Gain on sale of short-term investments, net	—	1,755	—	—	1,755
Impairment charge on investments	—	(108)	—	—	(108)
Extinguishment of debt	(394)	—	—	—	(394)
Amortization of debt discount	(3,912)	—	—	—	(3,912)
Interest expense, net of capitalized interest	(5,602)	(13,591)	—	13,358	(5,835)
Interest income	13,357	838	—	(13,358)	837
Equity investments income, net	(377)	—	—	—	(377)
Other, net	(6,519)	(2,369)	1,495	6,464	(929)

Income (loss) before income taxes	(3,462)	(43,771)	1,771	6,464	(38,998)
Income tax benefit	—	5,452	—	—	5,452

Net income (loss)	$(3,462)	$(38,319)	$1,771	$6,464	$(33,546)

	Condensed Consolidated Results of Operations Three Months Ended September 30, 2008 (In thousands) (as restated – Note 1)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$259,257	$5,075	$(2,006)	$262,326
Operating expenses	599	288,244	4,450	(2,006)	291,287

Operating income (loss)	(599)	(28,987)	625	—	(28,961)

Gain from debt discount	27,785	—	—	—	27,785
Settlement of fuel contracts	—	23,149	—	—	23,149
Amortization of debt discount	(2,516)	—	—	—	(2,516)
Interest expense, net of capitalized interest	(2,172)	(4,339)	(2)	4,456	(2,057)
Interest income	4,456	1,218	—	(4,456)	1,218
Equity investments income, net	96	—	—	—	96
Other, net	—	(35)	(168)	—	(203)

Income (loss) before income taxes	27,050	(8,994)	455	—	18,511
Income tax expense	(11,207)	(2,606)	(283)	—	(14,096)

Net income (loss)	$15,843	$(11,600)	$172	$—	$4,415

	Condensed Consolidated Results of Operations Nine Months Ended September 30, 2008 (In thousands) (as restated – Note 1)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$1,149,029	$13,347	$(4,706)	$1,157,670
Operating expenses	673	1,254,875	14,570	(4,706)	1,265,412

Operating loss	(673)	(105,846)	(1,223)	—	(107,742)

Impairment charge on investments	—	(13,661)	(5,231)	—	(18,892)
Extinguishment of debt	2,107	—	—	—	2,107
Gain from debt discount	27,785	—	—	—	27,785
Settlement of fuel contracts	—	23,149	—	—	23,149
Amortization of debt discount	(8,431)	—	—	—	(8,431)
Interest expense, net of capitalized interest	(6,689)	(12,936)	(14)	13,374	(6,265)
Interest income	13,374	4,980	—	(13,374)	4,980
Equity investments income, net	261	—	(1,228)	—	(967)
Other, net	525	1,172	(289)	—	1,408

Income (loss) before income taxes	28,259	(103,142)	(7,985)	—	(82,868)
Income tax benefit (expense)	(10,636)	31,127	2,273	—	22,764

Net income (loss)	$17,623	$(72,015)	$(5,712)	$—	$(60,104)

	Condensed Consolidated Cash Flows Nine Months Ended September 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(6,157)	$(6,187)	$—	$(12,344)
Investing activities	—	17,873	5,442	176	23,491
Financing activities	—	(6,964)	175	(176)	(6,965)

Net increase (decrease) in cash and cash equivalents	—	4,752	(570)	—	4,182
Cash and cash equivalents at the beginning of the period	—	56,672	856	—	57,528

Cash and cash equivalents at the end of the period	$—	$61,424	$286	$—	$61,710

	Condensed Consolidated Cash Flows Nine Months Ended September 30, 2008 (In thousands) (as restated – Note 1)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(44,617)	$(1,043)	$1,256	$(44,404)
Investing activities	—	(64,261)	—	—	(64,261)
Financing activities	—	(12,670)	1,254	(1,256)	(12,672)

Net increase (decrease) in cash and cash equivalents	—	(121,548)	211	—	(121,337)
Cash and cash equivalents at the beginning of the period	—	188,834	425	—	189,259

Cash and cash equivalents at the end of the period	$—	$67,286	$636	$—	$67,922

Note 7 – Income Taxes

            The tender offer and partial redemption in August 2008 of the Original 4.25% Convertible Notes due 2023 triggered a change in ownership limitation under Section 382 of the Internal Revenue Code (“Section 382”) of Holdings.  Prior to the finalization of our 2008 tax return, we estimated an after tax charge, primarily related to interest on the timing of certain tax obligations, in our statement of operations for the year ended December 31, 2008.  Upon completion of our 2008 tax return, we have reversed such estimate as part of our tax benefit of $5.4 million during the nine months ended September 30, 2009.  The $5.4 million tax benefit also included the recognition of additional state carry back claims and refunds filed or received year to date.  In the process of adjusting our tax accrual for our 2008 actual tax return filed in the current quarter we identified an immaterial error related to our recording of deferred tax assets and liabilities and related valuation allowance in 2008.  The correction of the error resulted in a $4.8 million increase to “Deferred Income Taxes” and a $4.8 million increase to “Accumulated loss” in our Condensed Consolidated Balance Sheet as of December 31, 2008.

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions and tax attributes allocated to us, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carryback.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  However, if the tax benefits are not realized by the end of 2018, we will be obligated to pay Continental 100% of any benefit realized after that date.  Since these payments are solely dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.

            At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  There were no payments made to Continental under the tax agreement during the nine months ended September 30, 2009.  The Section 382 ownership change that occurred in August 2008, and any further Section 382 ownership changes, limit our ability to realize our gross deferred tax assets.  Federal and many state net operating loss carryovers are subject to substantial annual limitations over their remaining life, while our regular federal tax deductions for our tax amortizable intangible assets are limited for the five year period after this ownership change.  Due to these limitations we have not recorded deferred tax assets related to our net losses before income taxes for the quarter ended September 30, 2009 and we have fully reserved for our remaining deferred tax assets.

            We account for income taxes in accordance with the subsections of ASC Topic 740, “Income Taxes.”  This guidance clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  As of September 30, 2009 there were no material unrecognized tax benefits or associated accrued interest and penalties.

Note 8 – Earnings / (Loss) Per Share

            We account for earnings per share in accordance with the subsections in ASC Topic 260 “Earnings Per Share.” Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted EPS reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  As discussed below under “Reverse Stock Split,” our stock began trading on a split-adjusted basis when the market opened on October 2, 2008.  As required per SEC Staff Accounting Bulletin Topic 4C, “Changes in Capital Structure”, the computation of basic and diluted loss per share has been retroactively adjusted to reflect the reverse stock split for all periods presented in our Condensed Consolidated Statements of Operations.

            The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008 (as restated – Note 1)	2009	2008 (as restated – Note 1)

Numerator:
Net earnings (loss)	$(9,045)	$4,415	$(33,546)	$(60,104)
Income impact of assumed conversion of convertible debt	—	—	—	—

	$(9,045)	$4,415	$(33,546)	$(60,104)

Denominator:
Weighted average common shares outstanding	14,851	15,872	15,581	8,737
Effect of stock options and restricted stock outstanding	—	8	—	—
Assumed conversion of convertible debt	—	—	—	—

	14,851	15,880	15,581	8,737

Basic earnings (loss) per share	$(0.61)	$0.28	$(2.15)	$(6.88)

Diluted earnings (loss) per share	$(0.61)	$0.28	$(2.15)	$(6.88)

            We excluded 795,592 shares of restricted stock from the weighted average shares used in computing Basic EPS and Diluted EPS for the three and nine months ended September 30, 2009 and 236,881 shares of restricted stock from the weighted average shares used in computing Basic EPS and Diluted EPS for the three and nine months ended September 30, 2008, as these shares were not vested as of these dates.

            Weighted average common shares outstanding for the Diluted EPS calculation also include the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

Options to purchase 0.3 million and 0.4 million shares of our common stock for the three and nine months ended September 30, 2009 and 0.4 million and 0.5 million shares of our common stock for the three and nine months ended September 30, 2008, as these options exercise prices were greater than the average market price of the common shares for the respective periods;

•	0.1 million shares of restricted stock for the three months ended September 30, 2008; and
•

0.3 million shares of common stock equivalents for the assumed conversion of convertible debt for the three and nine months ended September 30, 2009 in addition to 0.4 million shares of common stock equivalents for the assumed conversion of convertible debt for the three and nine months ended September 30, 2008.

Note 9 – Investments in Other Entities

            In January 2006, we purchased a 44% interest in Flight Services and Systems, Inc. (“FSS”) for $3 million.  At the same time, we loaned FSS $1 million which was originally classified in Other Assets, net, on our Condensed Consolidated Balance Sheets.  The note was due and payable in full on September 30, 2007, and provided that interest was due and payable quarterly on the 15th day following the close of each calendar quarter.  The note provided that if International Total Services, Inc. (“ITS”) (also owned by the non-ExpressJet owners of FSS) emerged from bankruptcy and FSS could utilize its federal income tax attributes through a transaction or series of transactions, then any unpaid balance of the note would be deemed paid in full as a contribution by us to the capital of FSS.  The loan interest rate was equal to the lesser of 7% per annum or the three-month LIBOR plus 150 basis points.  In 2008, we reached a tentative agreement with FSS with respect to its obligations under the note; and accordingly, we reclassified the note from “Other Assets, net” to “Investments in Other Entities” on our Condensed Consolidated Balance Sheets pending finalization of the agreement.  As of December 31, 2008, we evaluated and determined that the carrying value of our investment in FSS was other-than-temporarily impaired due to the uncertainty surrounding the realizability of FSS’s tax attributes and FSS’s 2008 financial performance.  As such, we recorded an impairment charge of $2.6 million in 2008.  This impairment charge was recognized as a decrease to our investment balance and corresponding equity loss presented in the line “Impairment charges on investments” in our Condensed Consolidated Statements of Operations.  As of September 30, 2009 our investment in FSS totaled $1.2 million.  On October 27, 2009, we finalized an agreement with FSS pursuant to which, among other things, FSS repurchased our interest and each party granted the other a mutual release of all present and future claims against the other.  The purchase price received from FSS consisted of $1.0 million and a promissory note in the amount of $600,000, which note is payable in sixty (60) equal monthly installments of principal plus interest, with the first payment to be made on December 1, 2009.

Note 10 – Commitments and Contingencies

            Capacity Purchase Agreement.  See Note 2 – “Contract Flying” for further information regarding our original and amended capacity purchase agreements with Continental.

            Purchase Commitments.  As of September 30, 2009, we held options for 25 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 family.  These options will expire on December 1, 2009 if we do not exercise such options on or before such date.  We retain the right to exercise the unexpired options and fly these aircraft for other airlines or under our own code, subject to certain restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

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

Note 11 – Subsequent Events

            United.  United Air Lines, Inc. ("United") announced today that we were awarded a multiyear arrangement to fly 22 ERJ-145 aircraft as United Express beginning May 1, 2010.  The arrangement will have an initial term of three years for 11 aircraft and two years for the remaining 11 aircraft, and will have a renewal option, at United’s election, for additional periods up to a total term of five years.  From May 2010 through October 2010, we will fly an additional 10 aircraft for United in the current ExpressJet livery.  These aircraft will be sourced from our corporate aviation division and as necessary, leased from alternate sources.

            Prior to May 1, 2010, we will operate up to 22 aircraft under a short-term arrangement for United to assist with the transition of flying from their previous partner.  The aircraft, crew maintenance and insurance (ACMI) arrangement will begin with three aircraft on December 1, 2009 and increase to 22 aircraft by March 2010.  These aircraft will also be sourced from our corporate aviation division.

            We anticipate that the definitive agreement with respect to the multiyear arrangement will include a grant to United of 2.7 million common stock warrants with an exercise price of $0.01 per share of common stock and that all related documents will be executed in the near future.  Once executed, we will file a Current Report on Form 8-K with respect to the definitive agreement.

            ARS.  Subsequent to September 30, 2009, we consummated three separate transactions pursuant to which we monetized $5.0 million of our ARS purchased from BOA for 90.5% of the face value of the securities and $10.0 million of our ARS purchased from BOA for 90.0% of the face value of the securities.

            Investments in Other Entities.  On October 27, 2009, we finalized an agreement with FSS pursuant to which, among other things, FSS repurchased our interest and each party granted the other a mutual release of all present and future claims against the other.  The purchase price received from FSS consisted of $1.0 million and a promissory note in the amount of $600,000, which note is payable in sixty (60) equal monthly installments of principal plus interest, with the first payment to be made on December 1, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion contains a number of forward-looking statements that are based on our current expectations and involve a number of risks and uncertainties, many of which are outside our control.  Specifically statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  Some of the known risks that could significantly impact our revenues, operating results, and capacity include, but are not limited to:  our dependence on Continental Airlines, Inc. (“Continental”) and our operations under the capacity purchase agreement (the “Amended Continental CPA”); our charter operations; our small shareholder base; our current debt obligations; government regulations; dependence upon technology infrastructure; and any adverse effects from an aviation accident involving one of our aircraft.

            For further discussion of these risks, please see our Current Report on Form 8-K dated October 16, 2009 (the “Revised 2008 10-K”) in addition to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original 2008 10-K”).  The statements in this report are made as of November 13, 2009 and the events described in forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Third Quarter Financial Highlights

•	Generated $4.5 million in positive cash flow during the quarter;
•	Reported a 35.7% reduction in expenses year-over-year due to the Amended Continental CPA and suspension of non-profitable flying operations;
•

Added approximately $16 million to our cash and cash equivalents balance by entering into a settlement agreement related to our auction rate securities (“ARS”) litigation against RBC Capital Markets Corporation et al. (collectively “RBC”);

•	Allocated an additional $10 million to our securities repurchase program – purchasing debt at discounted prices to market value at the time of purchase;
•	Experienced increased wage pressure due to our experienced workforce and a significant decrease in employee attrition; and
•	Achieved significant revenue growth in corporate aviation due to a short-term flying arrangement during the quarter with United Air Lines (“United”).

Third Quarter Operational Highlights

•	Established a new all-time record for on-time performance with the Department of Transportation – turning in an 87.3% on-time performance during the month of September;
•

Completed 99.9% of our 97,967 scheduled flights during the quarter for items we could control (maintenance, crews and scheduling), and operated 99.2% of all scheduled flights considering all types of cancellations (weather and air traffic control);

•	Implemented new guidelines to take a proactive approach with Continental to reduce extended tarmac delays;
•	Added one station to our aviation services division totaling 30 stations ground-handled by us for Continental as well as other operators; and
•

Continued to fly at low utilization levels due to decreased demand. Utilization began declining in the third quarter of 2008 due to record-breaking fuel prices and has continued to remain depressed due to the global economic recession.

Outlook

            ExpressJet continues to focus on three core areas:  contract flying for mainline partners; long-term charter agreements and ad-hoc charter arrangements for customers seeking customizable travel solutions (corporate aviation) and aviation services.  As we now generate revenue for hours flown versus scheduled, our reported results will closely follow the general trends of the aviation industry.  For example, we believe our results for the fourth quarter 2009 and first quarter 2010 will reflect the decline in travel demand, typically seen across the industry during the slower travel season resulting in continued lower utilization across our system.

            The industry continues to experience a significant decrease in demand due to the global economic recession.  The Air Transport Association recently reportedsystem-wide passenger unit revenue fell by 16.1% to 10.08 cents in September 2009 from 12.00 cents in September 2008 and a decline of 5.6% from the 10.68 cents reported for August 2009.   A sequential monthly decline in September 2009 versus August 2009 indicates weakness continues as we head into the typically slower travel period during the fourth and first quarters.  As a result, the capacity we fly for mainline partners, as measured in block hours, will likely remain at historically low levels through this period.  However, those reductions could be somewhat offset by our partners capability to utilize our smaller aircraft to economically serve markets that may not otherwise be viable in this reduced demand environment.  We will continue to focus on providing the most economically efficient and reliable service possible to best position ourselves for opportunities within the airline industry.  We believe this strategy will assist us in bidding regional contracts; or capitalizing on short-term contract opportunities to increase the overall block hours of our fleet.

            In addition given the increased regulatory and media scrutiny on regional airline carriers in the aftermath of the Colgan Q400 accident in Buffalo, New York, we believe ExpressJet is well positioned to respond to any additional regulatory requirements.  During the quarter ended September 30, 2009, we began implementation of our Advanced Qualification Program.  This program complements our current Flight Operations Quality Assurance (FOQA) Program, Aviation Safety Action Program (ASAP) and Threat and Error Management training and helps us in our adoption of an overall Safety Management System.  We currentlyincorporate the costs associated with these programs into our financial results and do not expect large additional expenditures as we move to an overall Safety Management System.  Our workforce is also very senior and while it causes additional pressures on our expenses, we believe a senior workforce, in addition to managing all training for our flight crews in-house, provides us a distinct advantage for responding to any additional regulatory requirements in a cost-effective and efficient manner.

            We will also continue to market our unscheduled services to customers needing customizable travel solutions.  Currently our corporate aviation section is growing mainly because our aircraft size fills a niche (41 and 50-seats) in the charter sector and because we are able to utilize the aircraft in unique ways.  One example during the third quarter is transporting college football fans to away games through our partnership with Premiere Sports.  Because of our success in this relationship, we are currently adding trips for additional sporting events planned in early 2010.  Other advantages in our charter segment include providing one of the most reliable services in the industry marked by our 99.96% maintenance completion factor.  We expect our revenues to continue growing in this division as we enter into additional contracts, generate additional brand awareness and the global economy recovers.

            We also continue to leverage our aviation services segment.  This segment includes providing customer and ramp ground-handling services, interior and seat refurbishments and aircraft painting.  The ground handling operations allow us to generate additional income and provide a seamless product to our partners’ customers while the services functions decrease our overall costs helping ensure we remain competitive in the current environment.  During the quarter, we were successful in a bid to begin providing aircraft cleaning services to Continental at its Houston hub in Terminal B for a one-year period beginning in early December. We are in the process of reviewing specific terms of the agreement with Continental and anticipate entering into a definitive agreement in the near future.  This service should provide an incremental revenue stream within the aviation services segment.

The following highlights key statistics within our three core areas during third quarter 2009:

•	214 EMB-145 aircraft operated for Continental;
•	30 EMB-145 aircraft operated within our corporate aviation division;
•	30 stations under management for 40 ground-handling contracts;
•	7 hours 55 minute system-wide average daily aircraft utilization;
•	99.2% system-wide completion factor; and
•	177,649 system-wide block hours flown.

            We will continue to focus on keeping our variable costs below the revenue-generating capability of our aircraft to be competitive as we begin concentrating on adding additional flying for other mainline partners as contracts go out for renewal in 2009 and 2010.  We believe we are well positioned for these contracts due to the cost restructuring we underwent in 2008 creating alignment with the financial performance of our partner.  We believe we are also one of the best operators in the regional industry and can provide excellent results in extraordinarily complex operating environments.

            As we are able to diversify our revenue streams, add block hours or increase our profitability within the corporate aviation segment, we expect that we will begin to generate positive cash flows followed by positive income streams.  Due to seasonal weakness coupled with the global economic recession, we expect losses for the remainder of 2009, despite positive cash flows during the second and third quarters.

            United announced today that we were awarded a multiyear arrangement to fly 22 ERJ-145 aircraft as United Express beginning May 1, 2010.  The arrangement will have an initial term of three years for 11 aircraft and two years for the remaining 11 aircraft, and will have a renewal option, at United’s election, for additional periods up to a total term of five years.  From May 2010 through October 2010, we will fly an additional 10 aircraft for United in the current ExpressJet livery.  These aircraft will be sourced from our corporate aviation division and as necessary, leased from alternate sources.

            Prior to May 1, 2010, we will operate up to 22 aircraft under a short-term arrangement for United to assist with the transition of flying from their previous partner.  The aircraft, crew maintenance and insurance (ACMI) arrangement will begin with three aircraft on December 1, 2009 and increase to 22 aircraft by March 2010.  These aircraft will also be sourced from our corporate aviation division.

            We anticipate that the definitive agreement with respect to the multiyear arrangement will include a grant to United of 2.7 million common stock warrants with an exercise price of $0.01 per share of common stock and that all related documents will be executed in the near future.  Once executed, we will file a Current Report on Form 8-K with respect to the definitive agreement.

            In both cases, we expect these operations to service United’s existing hubs.  We expect that block hours within our contract flying segment should increase between 10% and 15% as a result of this flying for United.  As the capacity flown for United will be based on a longer term arrangement, future reporting for United will be categorized in the contract segment.  For the quarter ending September 30, 2009, we included the operational results for United in our corporate aviation (charter) segment.

            As we progress into 2010, our objective will be to control expenses to ensure we are well positioned for strategic opportunities and continued low utilization.  If utilization of our aircraft does not improve, we will be required to review our fleet allocation and consider further cost savings measures.

            As of September 30, 2009, our available liquidity (including restricted and unrestricted cash and our ARSholdings) was $105.4 million.  We will continue to focus on improving our balance sheet through generating cash flow from operations, selling non-core assets, making repurchases under our approved security repurchase program and attempting to secure financing, if necessary.  We also intend to continue evaluating the market for our ARS holdings to attempt to monetize the assets at or near face value and initiated litigation in September 2009 against Bank of America Corporation et al. related to such investments brokered by the firm.

            We believe that our existing liquidity and projected 2009 cash flows will be sufficient to fund current operations and our financial obligations through the twelve months ending September 30, 2010.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations.

Critical Accounting Policies and Estimates

            The following are changes to our accounting policies and estimates described in our Revised 2008 10-K and Original 2008 10-K.

Adopted Accounting Policies

            Convertible Notes.  On January 1, 2009, we adopted the Cash Conversion Subsections of ASC Subtopic 470-20, “Debt with Conversion and Other Options – Cash Conversion” (“Debt with Conversion Options Subtopic”) which applies to all convertible debt instruments that have a “net settlement feature”, meaning that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion.  The Debt with Conversion Options Subtopic requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The Debt with Conversion Options Subtopic requires we split a component of the debt, the classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our Condensed Consolidated Statements of Operations.

            The Debt with Conversion Options Subtopic requires retrospective application to the terms of instruments as they existed for all periods presented.  The adoption of the Debt with Conversion Options Subtopic affects the accounting for our original 4.25% convertible notes due 2023 issued in 2003 (the “Original 4.25% Convertible Notes due 2023”) which on August 2, 2008, became our 11.25% Convertible Secured Notes due 2023.  The retrospective application of this pronouncement resulted in increased non-cash interest expense for 2003 through 2008.  We adjusted the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 to include non-cash interest expense (presented as Amortization of debt discount in our Condensed Consolidated Statements of Operations) of $2.5 million and $8.4 million related to our Original 4.25% Convertible Notes due 2023.  During the first half of 2008, we recognized extinguishment gains of $2.1 million related to repurchases of our Original 4.25% Convertible Notes due 2023 prior to the tender offer we initiated in July 2008 in connection with such notes.  At the time of our tender offer, our Original 4.25% Convertible Notes due 2023 were trading at a discount as a result of the nature of the credit environment and our own liquidity position.  As a result, the repurchase of debt under the tender offer resulted in debt extinguishment gains.  The 11.25% Convertible Secured Notes due 2023, of which $68.5 million remained outstanding after the tender offer in 2008, were also subject to the Debt with Conversion Options Subtopic, and we determined the fair value of the liability component to be $40.7, million at that time.  The remainder was allocated to equity and accounted for as a debt discount which will be amortized over the period until the next put date in August 2011.  The fair value of the liability component of the 11.25% Convertible Secured Notes due 2023 was based on current market data of our convertible notes, considering interest rates for stand alone debt given the disruption in the credit markets and our own credit rating.  Adjustments to income taxes have been recorded on the foregoing adjustments to the extent tax benefits were available.  As of September 30, 2009, $37.0 million, net of discount of $15.1 million, of our 11.25% Convertible Secured Notes due 2023 remain outstanding.

            Other-Than-Temporary Impairments.  In April 2009, the FASB issued new guidance which modifies the requirements for recognizing other-than-temporarily-impaired debt securities and the presentation of other-than-temporary impairments in the financial statements. This guidance, which affects the accounting for our ARS portfolio, was adopted during the quarter ended June 30, 2009.  Other-than-temporary impairments are now reflected in our Condensed Consolidated Statements of Operations as “Impairment charges on investments.”

            Subsequent Events.  In May 2009, the FASB issued guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  This guidance is contained in ASC Topic 855, “Subsequent Events” (“ASC Topic 855”).  We adopted the provisions of ASC Topic 855 for the quarter ended June 30, 2009.  The adoption of these provisions did not have a material effect on our Condensed Consolidated Financial Statements.  The Company has evaluated subsequent events for potential recognition and/or disclosure through November 13, 2009, the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q were issued.

Results of Operations

            The following discussion provides an analysis of our results of operations and reasons for material changes in those results for the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

            Operating Revenue and Segment Profit (Loss)

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from the three months ended September 30, 2009 compared to the same period in 2008.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Three Months Ended September 30,

	2009	Total Revenue %	2008 (as restated – Note 1)	Total Revenue %	Change	%

Revenue from customers:
Contract Flying	$171,062	95.5%	$184,428	70.3%	$(13,366)	(7.2%)
Branded Flying	—	n/a (1)	69,286	26.4	(69,286)	n/a (1)
Aviation Services	10,034	5.6	10,618	4.0	(584)	(5.5)
Eliminations	(1,896)	(1.1)	(2,006)	(0.8)	110	(5.5)
Total Revenue from customers	179,200	100.0	262,326	100.0	(83,126)	(31.7)

Contract Flying	126,958	70.8	133,238	50.8	(6,280)	(4.7)
Branded Flying	—	n/a (1)	62,767	23.9	(62,767)	n/a (1)
Aviation Services	5,688	3.2	4,806	1.8	882	18.4
Eliminations	(1,896)	(1.1)	(2,006)	(0.8)	110	(5.5)
Total Direct segment costs	130,750	72.9	198,805	75.8	(68,055)	(34.2)
Segment profit	48,450	27.1	63,521	24.2	(15,071)	(23.7)
Special charges	—		(21,187)
Other shared expenses, including transition costs	(56,589)		(71,295)
Gain on sale of short-term investments, net	1,274		—
Impairment charges on investments	(108)		—
Extinguishment of debt	(966)		—
Gain from debt discount	—		27,785
Settlement of fuel contracts	—		23,149
Amortization of debt discount	(1,583)		(2,516)
Interest expense, net of capitalized interest	(1,825)		(2,057)
Interest income	200		1,218
Equity investments income, net	—		96
Other, net	200		(203)

Consolidated income (loss) before income taxes	$(10,947)		$18,511

(1)	Branded flying operations were suspended on September 2, 2008.

            The table below (in thousands, except percentage data) sets forth the segment profit for the three months ended September 30, 2009 and the three months ended September 30, 2008 for each segment.

	Contract Flying		Aviation Services

	2009	Total Revenue %	2009	Total Revenue %

Revenue from customers	$171,062	100.0%	$10,034	$100.0%
Direct segment costs	126,958	74.2	5,688	56.7

Segment profit	$44,104	25.8%	$4,346	43.3%

	Contract Flying		Branded Flying		Aviation Services

	2008	Total Revenue %	2008	Total Revenue %	2008	Total Revenue %

Revenue from customers	$184,428	100.0%	$69,286	100.0%	$10,618	100.0%
Direct segment costs	133,238	72.2	62,767	90.6	4,806	45.3

Segment profit	$51,190	27.8%	$6,519	9.4%	$5,812	54.7%

            Contract Flying.  Block hours for contract flying with Continental were down by 1.5% for the three months ended September 30, 2009 as compared to the same period ended September 30, 2008.  Since we operated under the Amended Continental CPA for both periods under comparison, the decrease in operating revenue and expenses within our Contract Flying segment for the three months ended September 30, 2009 is primarily due to a decrease in pass through expenses such as station expenditures at Continental managed stations.

            Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly.  The payments were based on a formula designed to provide Airlines with a target operating margin of 10%.  Under the Amended Continental CPA, which became effective July 1, 2008, revenues are calculated at pre-determined rates based on block hours.  These rates are considerably lower rates than under the Original Continental CPA.  Likewise, under the Amended Continental CPA, Continental provides fuel for all flights and subleases the aircraft to us, both at no cost; therefore, these items are not included in our Condensed Consolidated Statements of Operations beginning with July 1, 2008.

            Additionally, we agreed with Delta Airlines (“Delta”) to terminate our capacity purchase agreement (the “Delta CPA”) effective September 2, 2008, and accordingly, there was no activity in operations under the Delta CPA for the three month period ended September 30, 2009.  Airlines earned approximately $15.9 million in revenue under the Delta CPA for the three months ended September 30, 2008.

            Branded Flying.  Airlines suspended flying under our ExpressJet brand and our pro-rate flying arrangement with Delta (the “Delta Prorate”) effective September 2, 2008, and accordingly, there was no activity in operations under the ExpressJet brand or the Delta Prorate for the three month period ended September 30, 2009.

            Aviation Services.   For the three months ended September 30, 2009, Aviation Services had a segment profit margin of 43.3%, down from 54.7% for the three months ended September 30, 2008.  During the first quarter of 2009, we sold substantially all of the assets of a wholly-owned subsidiary, American Composites, LLC (“American Composites”).  Revenues and expenses for this profitable component are no longer reflected in our Condensed Consolidated Statements of Operations.

            Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

	Fiscal Year

	2009	Total Revenue %	2008	Total Revenue %	Change	%

Wages, salaries and related costs	$81,435	45.4%	$98,252	37.5%	$(16,817)	(17.1%)
Maintenance, materials and repairs	44,251	24.7	48,296	18.4	(4,045)	(8.4)
Other rentals and landing fees	16,367	9.1	22,646	8.6	(6,279)	(27.7)
Depreciation and amortization	6,921	3.9	6,718	2.6	203	3.0
Outside services	6,344	3.5	8,509	3.2	(2,165)	(25.4)
Aircraft rentals	5,472	3.1	18,917	7.2	(13,445)	(71.1)
Aircraft fuel and related taxes	4,555	2.5	32,235	12.3	(27,680)	(85.9)
Ground handling	1,896	1.1	5,862	2.2	(3,966)	(67.7)
Marketing and distribution	428	0.2	1,767	0.7	(1,339)	(75.8)
Special charges	—	—	21,187	8.1	(21,187)	(100.0)
Other operating expenses	19,670	11.0	26,898	10.3	(7,228)	(26.9)

Total operating expenses	$187,339	104.5%	$291,287	111.1%	$(103,948)	(35.7%)

            The following explanations are related to changes between the three months ended September 30, 2009 compared to the same period in 2008.

            Wages, salaries and related costs   decreased 17.1% primarily due to staff and line employee reductions, net of severance, associated with the suspension of flying under our ExpressJet brand and the Delta Prorate effective as of September 2, 2008.

            Other rentals and landing fees  decreased 27.7% in total, primarily driven by fewer airport locations flown to and transitioning some locations to Continental.  Together these events drove a reduction in airport facilities rents of $5.3 million or 90.5% from the same period in 2008.

            Outside services  decreased 25.4% due primarily to legal and consulting fees paid in 2008 related to the tender offer made in connection with our Original 4.25% Convertible Notes due 2023.  No such fees were incurred during the quarter ended September 30, 2009.

            Aircraft rentals  expense decreased 71.1%.   With the Amended Continental CPA, we returned 39 aircraft to Continental and reallocated 18 aircraft to our Corporate Aviation division.  For the aircraft flying in our Corporate Aviation division, we pay Continental reduced rental rates.

            Aircraft fuel and related taxes  decreased 85.9% primarily due to the suspension of flying under our ExpressJet brand, the Delta Prorate, and the Delta CPAeffective September 2, 2008.

            Ground Handling  expense decreased 67.7% primarily due to the suspension of flying under our ExpressJet brand, the Delta Prorate, and the Delta CPAeffective September 2, 2008.

            Marketing and Distribution  expense decreased 75.8% primarily due to the suspension of flying under our ExpressJet brand and the Delta Prorate that became effective September 2, 2008 leaving only expenses associated with our Corporate Aviation division and ExpressJet Services. All marketing and distribution costs for aircraft operated by us under the Amended Continental CPA are incurred directly by Continental and are not included in our Condensed Consolidated Statements of Operations.

            Special charges  decreased $21.2 million primarily due to the suspension of flying under our branded commercial passenger flight operations and our capacity purchase and pro-rate agreements with Delta Airlines in September 2008.  In connection with these capacity reductions and the transition of up to 39 aircraft back to Continental, we incurred special charges related to aircraft, employee reductions and certain other charges.  Similar impairment charges did not occur during the three months ended September 30, 2009.

            Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

	Fiscal Year

	2009	Total Revenue %	2008 (as restated – Note 1)	Total Revenue %	Change	%

Gain on sale of short-term investments, net	$1,274	0.7%	$—	—%	$1,274	100.0%
Impairment charge on investments	(108)	(0.1)	—	—	(108)	100.0
Extinguishment of debt	(966)	(0.5)	—	—	(966)	100.0
Gain from debt discount	—	—	27,785	10.6	(27,785)	(100.0)
Settlement of fuel contracts	—	—	23,149	8.8	(23,149)	(100.0)
Amortization of debt discount	(1,583)	(0.9)	(2,516)	(1.0)	933	(37.1)
Interest expense, net of capitalized interest	(1,825)	(1.0)	(2,057)	(0.8)	232	(11.3)
Interest income	200	0.1	1,218	0.5	(1,018)	(83.6)
Equity investments income, net	—	—	96	0.0	(96)	(100.0)
Other, net	200	0.1	(203)	(0.1)	403	(198.5)

Total non-operating income (expenses)	$(2,808)	(1.6%)	$47,472	18.0%	$(50,280)	(105.9%)

            The following explanations are related to changes in non-operating expenses between the three months ended September 30, 2009 compared to the same period in 2008.

            Gain on sale of short-term investments, net   was a $1.3 million gain related to the settlement agreement that provided for RBC to immediately repurchase ARS with an aggregate par value of $18,000,000 it sold to ExpressJet for 87.5% of par value.  No sales of ARS occurred in the quarter ended September 30, 2008.

            Extinguishment of debt   was a $1.0 million loss related to repurchases of $6.8 million par value of our 11.25% Convertible Secured Notes due 2023 made during the third quarter of 2009.  The extinguishment of debt consists of derecognition losses as accounted for under the Debt with Conversion Options Subtopic.  No repurchases were made during the quarter ended September 30, 2008.

            Gain from debt discount   was $27.8 million in 2008 as we determined, in accordance with the Debt with Conversion Options Subtopic, that the fair value of the liability component of our $68.5 million 11.25% Convertible Secured Notes due 2023 outstanding at September 30, 2008, to be $40.7 million.  The difference was allocated to equity and is accounted for as a debt discount which will be amortized over the period until the next put date in August 2011.  The fair value adjustment was recorded as a non-recurring gain under non-operating income in the third quarter of 2008.  No such gain was recorded during the quarter ended September 30, 2009.

            Settlement of Fuel Contracts  was $23.1 million in 2008 as we recorded the sale of our fixed forward purchase contracts for periods subsequent to September 2, 2008.

            Impairment charges on investments   was $0.1 million as we adopted FASB’s new guidance on the requirements for recognizing other-than-temporarily-impaired debt securities and the presentation of other-than-temporary impairments in the financial statements. This guidance, which affects the accounting for our ARS portfolio, was adopted during the quarter ended June 30, 2009.  Other-than-temporary impairments are now reflected in our Condensed Consolidated Statements of Operations as “Impairment charges on investments.”

            Interest income  decreased primarily due to decreases in the volume of cash invested, the rate of interest earned and spending related to capital projects.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

            Operating Revenue and Segment Profit (Loss)

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from the nine months ended September 30, 2009 compared to the same period in 2008.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.

	Nine Months Ended September 30,

	2009	Total Revenue %	2008 (as restated – Note 1)	Total Revenue %	Change	%

Revenue from customers:
Contract Flying	$493,538	95.0%	$908,348	78.5%	$(414,810)	(45.7%)
Branded Flying	—	n/a (1)	221,258	19.1	(221,258)	n/a (1)
Aviation Services	32,191	6.2	32,770	2.8	(579)	(1.8)
Eliminations	(6,232)	(1.2)	(4,706)	(0.4)	(1,526)	32.4
Total Revenue from customers	519,497	100.0	1,157,670	100.0	(638,173)	(55.1)

Contract Flying	367,350	70.7	679,897	58.7	(312,547)	(46.0)
Branded Flying	—	n/a (1)	289,480	25.0	(289,480)	n/a (1)
Aviation Services	17,066	3.3	16,827	1.5	239	1.4
Eliminations	(6,232)	(1.2)	(4,706)	(0.4)	(1,526)	32.4
Total Direct segment costs	378,184	72.8	981,498	84.8	(603,314)	(61.5)
Segment profit	141,313	27.2	176,172	15.2	(34,859)	(19.8)
Special charges	—		(43,307)
Other shared expenses, including transition costs	(171,348)		(240,607)
Gain on sale of short-term investments, net	1,755		—
Impairment charges on investments	(108)		(18,892)
Extinguishment of debt	(394)		2,107
Gain from debt discount	—		27,785
Settlement of fuel contracts	—		23,149
Amortization of debt discount	(3,912)		(8,431)
Interest expense, net of capitalized interest	(5,835)		(6,265)
Interest income	837		4,980
Equity investments loss, net	(377)		(967)
Other, net	(929)		1,408

Consolidated loss before income taxes	$(38,998)		$(82,868)

(1)	Branded flying operations were suspended on September 2, 2008.

            The table below (in thousands, except percentage data) sets forth the segment profit (loss) for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 for each segment.

	Contract Flying		Aviation Services

	2009	Total Revenue %	2009	Total Revenue %

Revenue from customers	$493,538	100.0%	$32,191	100.0%
Direct segment costs	367,350	74.4	17,066	53.0

Segment profit	$126,188	25.6%	$15,125	47.0%

	Contract Flying		Branded Flying		Aviation Services

	2008	Total Revenue %	2008	Total Revenue %	2008	Total Revenue %

Revenue from customers	$908,348	100.0%	$221,258	100.0%	$32,770	100.0%
Direct segment costs	679,897	74.8	289,480	130.8	16,827	51.3

Segment profit (loss)	$228,451	25.2%	$(68,222)	(30.8%)	$15,943	48.7%

            Contract Flying.  Block hours for contract flying with Continental were down 7.3% for the nine months ended September 30, 2009 as compared to the same period ended September 30, 2008.  The decrease in operating revenue and expenses within our Contract Flying segment is primarily due to operating under the Original Continental CPA for the first half of 2008 versus under the Amended Continental CPA for all of 2009 highlighting different revenue and expense structures contained in each agreement.

            Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly, which arrangement was based on a formula designed to provide Airlines with a target operating margin of 10%.  Under the Amended Continental CPA, which became effective July 1, 2008, revenues are calculated at a pre-determined rate based on block hours flown at considerably lower rates than under the Original Continental CPA.  Likewise, under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and for paying aircraft rent for all aircraft covered by the Amended Continental CPA and, therefore, these items are not included in our Condensed Consolidated Statements of Operations beginning July 1, 2008.

            Additionally, we agreed with Delta to terminate the Delta CPA effective September 2, 2008, and accordingly, there was no activity in operations for the Delta CPA for the nine month period ended September 30, 2009.  Airlines earned approximately $43.7 million in revenue under the Delta CPA for the nine months ended September 30, 2008.

            Branded Flying.  Airlines suspended flying under our ExpressJet brand and the Delta Prorate effective September 2, 2008, and accordingly, there was no activity in operations under the ExpressJet brand or the Delta Prorate for the nine month period ended September 30, 2009.

            Aviation Services.  For the nine months ended September 30, 2009, Aviation Services had a segment profit margin of 47.0%, down from 48.7% for the nine months ended September 30, 2008.  The decrease in profit margin for Ground Handling during the nine months ended September 30, 2009 is offset by increased allowance for doubtful accounts for ExpressJet Services, LLC. In addition, we sold substantially all of the assets of a wholly-owned subsidiary, American Composites.  Revenues and expenses for this profitable component are no longer reflected in our Condensed Consolidated Statements of Operations.

            Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

	Fiscal Year

	2009	Total Revenue %	2008	Total Revenue %	Change	%

Wages, salaries and related costs	$240,729	46.3%	$321,686	27.8%	$(80,957)	(25.2%)
Maintenance, materials and repairs	123,922	23.9	160,349	13.9	(36,427)	(22.7)
Other rentals and landing fees	45,491	8.8	81,398	7.0	(35,907)	(44.1)
Depreciation and amortization	22,180	4.3	24,145	2.1	(1,965)	(8.1)
Outside services	20,071	3.9	41,819	3.6	(21,748)	(52.0)
Aircraft rentals	16,416	3.2	192,432	16.6	(176,016)	(91.5)
Aircraft fuel and related taxes	10,175	2.0	226,184	19.5	(216,009)	(95.5)
Ground handling	7,497	1.4	57,813	5.0	(50,316)	(87.0)
Marketing and distribution	2,093	0.4	25,173	2.2	(23,080)	(91.7)
Impairment of fixed assets and goodwill	—	—	21,410	1.8	(21,410)	(100.0)
Special charges	—	—	21,896	1.9	(21,896)	(100.0)
Other operating expenses	60,958	11.7	91,107	7.9	(30,149)	(33.1)

Total operating expenses	$549,532	105.9%	$1,265,412	109.3%	$(715,880)	(56.6%)

            The following explanations are related to changes between the nine months ended September 30, 2009 compared to the same period in 2008.

            Wages, salaries and related costs  decreased 25.2% primarily due to staff and line employee reductions, net of severance, associated with the suspension of flying under our ExpressJet brand and our pro-rate flying arrangement with Delta that went into effect September 2, 2008.

            Maintenance, materials and repairs  decreased 22.7% in line with the system-wide decrease in block hours of 24.3% over the same period year over year.

            Other rentals and landing fees  decreased 44.1%.  As a result of our suspended operations, expenses associated with landing fees decreased approximately 17.8%.  In addition, lower expenses resulted from transitioning station management of a majority of the stations under the Amended Continental CPA from ExpressJet to Continental.  As a result, the associated facility rentals are now incurred directly by Continental and the related expense is no longer included in our Condensed Consolidated Statements of Operations.

            Outside services  decreased 52.0% primarily due to the suspension of flying under our ExpressJet brand and the Delta Prorate as of September 2, 2008 and in part to Continental administrative fees earned in 2008 but not in 2009.  This administrative fee was eliminated in the Amended Continental CPA effective July 1, 2008.  In addition, we incurred legal and consulting fees in 2008 from our independent financial advisors related to the tender offer made in connection with our Original 4.25% Convertible Notes due 2023 and the unsolicited takeover offer from SkyWest, Inc.

            Aircraft rentals  expense decreased 91.5% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is responsible for paying aircraft rent for all aircraft operated for Continental thereunder and, therefore, the related expense is no longer included in our Condensed Consolidated Statements of Operations.  In addition, lease payments for the 30 aircraft operating outside of the Amended Continental CPA are at significantly lower rates than the lease obligations under the Original Continental CPA.

            Aircraft fuel and related taxes  decreased 95.5% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Prior to July 1, 2008, our fuel price, including related fuel taxes, was capped at 71.20 cents per gallon under the Original Continental CPA.  Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all aircraft operated by us under the Amended Continental CPA and, therefore, the related expense is no longer included in our Condensed Consolidated Statements of Operations.

            Ground  Handling  expense decreased 87.0% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is responsible for the station expenditures at Continental-managed stations directly.  In addition, under the Amended Continental CPA, Continental is responsible for the cost of providing fueling services for all aircraft operated by us under the Amended Continental CPA and, therefore, the related ground handling and aircraft servicing expense related to operations in respect of the Amended Continental CPA is no longer included in our Condensed Consolidated Statements of Operations.

            Marketing and Distribution  expense decreased 91.7% primarily due to the suspension of flying under our ExpressJet brand and the Delta Prorate as of September 2, 2008 leaving only expenses associated with our Corporate Aviation division and ExpressJet Services.  All marketing and distribution costs for aircraft operated by us under the Amended Continental CPA are incurred directly by Continental and are not included in our Condensed Consolidated Statements of Operations.

            Impairment charges on fixed assets and goodwill  decreased $21.4 million primarily due to a $12.8 million non-cash impairment of goodwill related to the original Continental CPA and an $8.6 million non-cash impairment to write-off certain capital assets, primarily non-moveable equipment, building and aircraft improvements (associated with our Branded Flying Segment) in 2008.  Similar impairment charges did not occur during the nine months ended September 30, 2009.

            Special charges decreased $21.9 million primarily due to the suspension of flying under our branded commercial passenger flight operations and our capacity purchase and pro-rate agreements with Delta Airlines in September 2008.  In connection with these capacity reductions and the transition of up to 39 aircraft back to Continental, we incurred special charges of $21.2 million related to aircraft, employee reductions and certain other charges in addition to a $0.7 million non-cash charge related to previously disputed base closure costs associated with the original Continental CPA during 2008.  Similar impairment charges did not occur during the nine months ended September 30, 2009.

            Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

	Fiscal Year

	2009	Total Revenue %	2008 (as restated – Note 1)	Total Revenue %	Change	%

Gain on sale of short-term investments, net	$1,755	0.3%	$—	—%	$1,755	100.0%
Impairment charge on investments	(108)	0.0	(18,892)	(1.6)	18,784	(99.4)
Extinguishment of debt	(394)	(0.1)	2,107	0.2	(2,501)	(118.7)
Gain from debt discount	—	—	27,785	2.4	(27,785)	(100.0)
Settlement of fuel contracts	—	—	23,149	2.0	(23,149)	(100.0)
Amortization of debt discount	(3,912)	(0.8)	(8,431)	(0.7)	4,519	(53.6)
Interest expense, net of capitalized interest	(5,835)	(1.1)	(6,265)	(0.5)	430	(6.9)
Interest income	837	0.2	4,980	0.4	(4,143)	(83.2)
Equity investments loss, net	(377)	(0.1)	(967)	(0.1)	590	(61.0)
Other, net	(929)	(0.3)	1,408	0.1	(2,337)	(166.0)

Total non-operating income (expenses)	$(8,963)	(1.9%)	$24,874	2.2%	$(33,837)	(136.0%)

            The following explanations are related to changes in non-operating expenses between the nine months ended September 30, 2009 compared to the same period in 2008.

            Gain on sale of short-term investments, net   included a $0.5 million gain recognized for a sale of ARS in January 2009 as well as gains of $1.3 million related to the settlement agreement that provided for RBC to immediately repurchase ARS with an aggregate par value of $18,000,000 it sold to ExpressJet for 87.5% of par value during the third quarter of 2009.  No such gains were recognized during the nine months ended September 30, 2008.

            Extinguishment of debt decreased 118.7% in 2009 and is related to repurchases of our 11.25% Convertible Secured Notes due 2023 made in 2009 when compared to repurchases of our Original 4.25% Convertible Notes due 2023in 2008.  Extinguishment of debt consists of derecognition gains or losses as accounted for under the Debt with Conversion Options Subtopic using the fair value of bond trading activity at the time of repurchase.

            Gain from debt discount  was $27.8 million in 2008 as we determined, in accordance with the Debt with Conversion Options Subtopic, that the fair value of the liability component of our $68.5 million 11.25% Convertible Secured Notes due 2023 outstanding at September 30, 2008, to be $40.7, million.  The difference was allocated to equity and is accounted for as a debt discount which will be amortized over the period until the next put date in August 2011.  The fair value adjustment was recorded as a non-recurring gain under non-operating income in the third quarter of 2008.

            Settlement of Fuel Contracts  was $23.1 million in 2008 as we recorded the sale of our fixed forward purchase contracts for periods subsequent to September 2, 2008.

            Impairment charge on investments  decreased $18.9 million primarily due to a $13.7 million impairment that we recorded on our ARS investment during the nine months ended September 30, 2008.  The need to record an other-than-temporary decline in valuation was caused by the uncertainty in the ARS market and the fact we determined we would consider liquidating these investments at a discount if necessary.  In addition, we impaired our remaining investment in Wing Holdings, LLC during the nine months ended September 30, 2008 for $5.2 million.  We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable.  In 2009, impairment charge on investments was $0.1 million as we adopted FASB’s new guidance on the requirements for recognizing other-than-temporarily-impaired debt securities and the presentation of other-than-temporary impairments in the financial statements. This guidance, which affects the accounting for our ARS portfolio, was adopted during the quarter ended June 30, 2009.  Other-than-temporary impairments are now reflected in our Condensed Consolidated Statements of Operations as “Impairment charges on investments.”

            Amortization of debt discount  decreased $4.5 million due to our adoption of the Debt with Conversion Options Subtopic and its retroactive application to all periods presented.  As a result, the financial statements for the nine months ended September 30, 2008 were adjusted to reflect an additional $6.9 million in amortization of debt discount related to our Original 4.25% Convertible Notes due 2023 and our 11.25% Convertible Secured Notes due 2023 to the $1.5 million in amortization of debt discount originally reported for the period.  The $3.9 million in amortization of debt discount for the nine months ended September 30, 2009, is related to debt discount on our 11.25% Convertible Secured Notes due 2023.

            Interest income  decreased primarily due to decreases in the volume of cash invested, the rate of interest earned and spending related to capital projects.

Certain Operational Information

The following statistical information for the periods indicated is helpful in understanding our financial results:

	For the Three Months Ended September 30,

	2009	2008	Change		%

Operating Statistics:
Revenue passenger miles (millions) (1)	2,212	2,439	(227)		(9.3%)
Available seat miles (millions) (2)	2,779	3,164	(385)		(12.2%)
Passenger load factor (3)	79.6%	77.1%	2.5	pts	3.2%
Operating cost per available seat mile (cents) (4)	6.74	9.21	(2.47)		(26.8%)
Block hours (5)	177,649	204,810	(27,161)		(13.3%)
Operating cost per block hour (dollars) (6)	1,055	1,422	(367)		(25.8%)
Departures	97,920	108,520	(10,600)		(9.8%)
Average length of aircraft flight (miles)	569	597	(28)		(4.7%)
Average daily utilization of each aircraft (hours) (7)	7.91	8.12	(0.21)		(2.6%)
Completion factor	99.2%	96.9%	2.3	pts	2.4%
Revenue passengers (thousands)	3,744	3,939	(195)		(4.9%)
Actual aircraft in fleet at end of period	244	274	(30)		(10.9%)

	For the Nine Months Ended September 30,

	2009	2008	Change		%

Operating Statistics:
Revenue passenger miles (millions) (1)	6,005	7,742	(1,737)		(22.4%)
Available seat miles (millions) (2)	7,836	10,195	(2,359)		(23.1%)
Passenger load factor (3)	76.6%	75.9%	0.7	pts	0.9%
Operating cost per available seat mile (cents) (4)	7.01	12.41	(5.40)		(43.5%)
Block hours (5)	507,317	669,943	(162,626)		(24.3%)
Operating cost per block hour (dollars) (6)	1,083	1,889	(806)		(42.7%)
Departures	272,275	350,685	(78,410)		(22.4%)
Average length of aircraft flight (miles)	577	596	(19)		(3.1%)
Average daily utilization of each aircraft (hours) (7)	7.62	8.92	(1.30)		(14.5%)
Completion factor	98.3%	97.3%	1.0	pts	1.0%
Revenue passengers (thousands)	10,047	12,612	(2,565)		(20.3%)
Actual aircraft in fleet at end of period	244	274	(30)		(10.9%)

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
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

Future Costs

            Even after successful implementation of our cost saving initiatives, including headcount reductions, wage concessions and third-party vendor concessions, we need to remain committed to providing competitively priced services by controlling our costs.  We believe that our costs may still increase in the future due to:

•	changes in wages, salaries and related fringe benefit costs, including utilization of our self-insured medical and workers compensation plans;
•	changes in wages related to average seniority increases as a result of low employee attrition;
•	the aging of our fleet, resulting in higher aircraft maintenance costs;
•	changes in the costs of materials and outside services, including our information technology costs;
•	changes in governmental regulations, insurance and taxes affecting air transportation and the costs charged for airport access, including new security requirements; and
•	financing costs incurred to satisfy any operating and/or financial obligations.

            In the long term, failure to control our costs would prevent us from remaining competitive and reduce our ability to limit losses including the opportunities to attract additional corporate customers or to survive economic downturns.

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            As of September 30, 2009, our cash balance (including restricted cash and short-term investments) was $105.40 million, net of fair-value discounts applied to our short-term investments.  Our primary source of liquidity is cash flow provided from our operations.  For the nine monthsended September 30, 2009 and 2008, our operations used $12.3 million and $44.4 million, respectively.  As of September 30, 2009 and December 31, 2008, we had $19.5 million and $20.5 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights and letters of credit.

            For the nine months ended September 30, 2009 and 2008, we spent $3.9 million and $9.1 million, respectively, on capital expenditures.  We anticipate capital expenditures for the remainder of 2009 to be approximately $1.8 million primarily related to technology for our charter operation and flight equipment.

            In light of the ongoing challenges faced by the airline industry and the global economic recession, we believe controlling costs and preserving cash are crucial to sustain our liquidity and meet our financial obligations over the next year.

            Our 2009 cash flows have included $10.2 million of proceeds from the sale of certain assets and a $5.0 million revolving line of credit (the “Citigroup Credit Facility”) with Citigroup Global Markets Inc. (“Citigroup”) outside of normal operating revenues.  We believe that our existing liquidity and projected 2009 cash flows, including the incremental sources of liquidity noted above, and the implementation of cost saving initiatives, if needed, will be sufficient to fund current operations and our financial obligations through the twelve months ending September 30, 2010.  However, as noted above, factors beyond our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

Debt

            As of September 30, 2009, total debt, including current maturities, totaled $48.9 million net of a discount of $15.1 million.  Our debt consisted of the 11.25% Convertible Secured Notes due 2023, the Citigroup Credit Facility and the secured debt owed under the EDC Loans.

            Our August 2008 tender offer resulted in a gain on extinguishment of our Original 4.25% Convertible Notes due 2023, based on the accounting guidance in the Debt with Conversion Options Subtopic.  In accordance with the accounting literature, the gain on extinguishment was calculated based on an allocation of the fair value of the consideration issued between the liability and equity components as compared to book value.  The total fair value of the consideration issued in the tender offer was $100.4 million based on $59.7 million in shares and the estimated fair value of the 11.25% Convertible Secured Notes due 2023 of $40.7 million.  Based on the estimated fair value of the liability component of the Original 4.25% Convertible Notes due 2023 immediately prior the tender offer in 2008, this consideration was accounted for as an extinguishment of a $128.2 million liability for $100.4 million, resulting in the gain of $27.8 million.  Because the issuance of our 11.25% Convertible Secured Notes due 2023 occurred at or around the tender offer, the equity component was deemed to have no value, therefore the proceeds of $100.4 million were assigned to the liability component.  In addition, we recognized extinguishment gains of $2.1 million in 2008 related to repurchases of our Original 4.25% Convertible Notes due 2023 prior to the tender offer.  Given the credit environment at the time of this transaction, including our own liquidity, our debt was trading at a significant discount, resulting in these gains.  The fair value of the liability component of the 11.25% Convertible Secured Notes due 2023 was based on current market data of our convertible notes, considering interest rates for stand alone debt given the disruption in the credit markets and our own credit rating.  The net carrying value of the 11.25% Convertible Secured Notes due 2023 outstanding as of September 30, 2009 was $37.0 million.

            We estimated fair value of the 11.25% Convertible Secured Notes due 2023 based on an average of market trading activity for the convertible notes subsequent to the exchange in August 2008.

            Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we are required to deliver a certificate to the trustee from a third-party appraiser dated no later than 15 business days after January 1 of each year certifying the value of the pledged collateral for the notes as of January 1 or such later date.  We delivered a certificate from our independent appraiser in January 2009 indicating the previously appraised value of $180.4 million has not changed materially from the initial appraisal as of the amendment date.  Based on the principal amount of notes remaining outstanding as of September 30, 2009, the pledged collateral requirement under the 11.25% Convertible Secured Notes due 2023 is approximately $39.2 million in spare parts and $34.5 million in spare engines.

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

            We have the right to redeem the notes for cash in whole at any time, or from time to time in part, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any.  Additionally, pursuant to the terms of the 11.25% Convertible Secured Notes, due 2023,  we can elect to use shares of common stock to repurchase any 11.25% Convertible Secured Notes due 2023, the number of shares will be equal to the repurchase price divided by 97.5% of the average closing sales price of our common stock for the five consecutive trading days ending on the third business day prior to the applicable repurchase date (adjusted to take into account the occurrence of certain events that would require adjustment of the conversion rate).  In certain circumstances, the notes are convertible into our common stock, at a ratio of 54.9451 shares of common stock per $1,000 principal amount of notes, which was equivalent to an initial conversion price of approximately $18.20 per common share.  As a result of the reverse split of our common shares that occurred in October 2008, the ratio is now 5.49451 shares of common stock per $1,000 principal amount of notes, which is equivalent to a price of approximately $182.00 per common share.  The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter.

            In 2003, we entered into a series of secured loan agreements (the “EDC Loans”)with Export Development Canada (“EDC”).  The EDC Loans consist of $10.7 million loaned to us in May 2003 and $6.6 million loaned to us in September 2003.  During the nine months ended September 30, 2009, we made payments in the amount of $2.7 million on the EDC Loans, of which $2.4 million related to principal.  As of September 30, 2009, the outstanding principal balance of the EDC Loans was $6.9 million.

            In March 2009, we entered into and drew down fully on the Citigroup Credit Facility with Citigroup to increase our liquidity.  The Citigroup Credit Facility, which has a five year term and is pre-payable at any time at our election, is secured by $10 million of our ARS holdings that were purchased from Citigroup.  Since the credit facility is secured by a portion of our ARS holdings, we classified the liability as current on our Condensed Consolidated Balance Sheet.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize the ARS purchased from Citigroup.

            Other than our 11.25% Convertible Secured Notes due 2023, the EDC Loans and the Citigroup Credit Facility, we do not have any other material long-term borrowings or available lines of credit.

Securities Repurchase Program

            In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the Board authorized the inclusion of our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023), within the previously announced program.  Since inception, the Board has authorized an additional $25 million for this program.  Purchases have been made from time to time in the open market and in privately negotiated transactions; the timing of any repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  As of September 30, 2009, we had a balance of $9.7 million remaining within the program for additional purchases.  See Part II, Item 2 of this report for more information about our repurchases.

Purchase Commitments and Contingencies

            As September 30, 2009, we held options for 25 ERJ-145XR aircraft that may be exercised for other types of aircraft within the ERJ-145 family.  Options on 25 aircraft expired unexercised on April 1, 2009 and the remaining 25 options will expire on December 1, 2009 if we do not exercise such options on or before such date.  We retain the right to exercise the unexpired options and fly these aircraft for other airlines or under our own code, subject to certain restrictions; however, we will have to finance our acquisition of these aircraft independently.  Currently, we do not have any firm commitments for aircraft purchases.

            Aircraft, Simulator and Spare Engine Leases.  As of September 30, 2009, we had significant lease and sublease obligations for aircraft, a flight training device and spare engines that are classified as operating leases, which are not reflected as assets or liabilities on our balance sheet.  These leases expire between 2015 and 2022.  As of September 30, 2009, our expected total minimum rental expense for the full year 2009 under current and future firm order aircraft, simulator operating leases and spare engine operating leases is $25.2million.  Under the Amended Continental CPA that went into effect July 1, 2008, Continental will bear all the rent expense for aircraft operating for Continental under that arrangement.  For the 30 aircraft retained outside of the Amended Continental CPA, we incur rent expense at reduced rental rates.  As of September 30, 2009, our expected total 2009 minimum rental expense for the 30 aircraft retained outside of the Amended Continental CPA is approximately $21.9million.  A substantial portion of our aircraft are leased directly by Continental from third parties and subleased to us by Continental.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  Pursuant to the terms of the amended indenture governing our 11.25% Convertible Secured Notes due 2023, we granted a security interest on certain of our property, including spare parts and spare aircraft engines.  We agreed that if certain collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

            We have been and are subject to market risks, including commodity price risk, such as aircraft fuel prices and interest rate risk.  See the Notes to Condensed Consolidated Financial Statements included in our Revised 2008 10-K as well as our Original 2008 10‑K for a description of our accounting policies and other information related to these financial instruments.

Aircraft Fuel

            Prior to July 1, 2008, Continental provided all fuel for aircraft covered by the Original Continental CPA, and we incurred fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  Under the Amended Continental CPA, Continental is responsible for the cost of providing fuel for all flights and, therefore, effective July 1, 2008, fuel expense is no longer included in our Condensed Consolidated Statements of Operations for aircraft flying within this arrangement.

Interest Rates

            We estimated the fair values of our $52.1 million and $60.8 million (carrying value) 11.25% Convertible Secured Notes due 2023 to be $45.2 million and $38.9 million as of September 30, 2009 and December 31, 2008, respectively, based upon quoted market prices.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including general investor behavior, industry specific risks and interest rate risks.  Holders of this debt had the right to require that we repurchase their notes on August 1, 2008.  On that date we satisfied $59.7 million in aggregate principal of outstanding notes that had been validly tendered. Following the completion of the tender offer, $68.5 million aggregate principal of our Original 4.25% Convertible Notes due 2023 remained outstanding.  In accordance with the Debt with Conversion Options Subtopic, we calculated the fair value of the liability component of our 11.25% Convertible Secured Notes due 2023 to be $40.7 million and the equity component and related debt discount to be $27.8.  The $27.8 million discount is being accreted to “Amortization of debt discount” in our Condensed Consolidated Statements of Operations and will continue until August 1, 2011.  Subsequent to repurchases made through September 30, 2009, our interest expense, calculated using the effective interest method, related to the debt discount will be $1.6 for the remainder of 2009, $7.8 million in 2010 and $5.7 million for the seven months ending July 31, 2011. In conjunction with the amortization of debt discount, we are currently amortizing $2.0 million of capitalized fees associated with the convertible debt refinancing to interest expense until August 1, 2011.

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

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of September 30, 2009.

            No other changes in our internal control over financial reporting during our most recent fiscal quarter have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

               None.

Item 1A.  Risk Factors.

            Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our Original 2008 10-K under Part I, Item 1A, Risk Factors and subsequent quarterly and current reports filed with the SEC.  There have been no material changes in these risk factors since that report, except as discussed in “Outlook” and “Liquidity, Capital Resources and Financial Position” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

            Since 2005, our board of directors has authorized the expenditure of up to $55 million to repurchase shares of our common stock and our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023).

            As of December 31, 2008, we had $10.1 million remaining within the program for purchases.  In the first quarter of 2009, we purchased 2.6 million shares of our common stock and $1.8 million par value ($1.1 million book value) of our 11.25% Convertible Secured Notes due 2023 for approximately $4.0 million.  In the second quarter of 2009, we purchased 0.4 million shares of our common stock and $75,000 par value of our 11.25% Convertible Secured Notes due 2023 for approximately $0.6 million.  In August 2009, we announced that our board of directors had authorized an additional $10 million for the previously announced securities repurchase program.  In the third quarter of 2009, we purchased $6.8 million par value of our 11.25% Convertible Secured Notes due 2023 for approximately $5.8 million, leaving a current balance of $9.7 million within the program for additional purchases.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(1)	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)(3)

July 1 to July 31, 2009	(3)	$1.59	—	$5.5
August 1 to August 31, 2009	20	$1.56	—	$10.0
September 1 to September 30, 2009	75	$2.78	—	$9.7

Total	92	$2.55	—	$9.7

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

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: November 13, 2009	/s/ Phung Ngo-Burns
Phung Ngo-Burns Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2009	/s/ Robert Bickmore
Robert Bickmore Senior Director and Controller (Principal Accounting Officer)