Form 10-K
period 2009-12-31
EXPRESSJET HOLDINGS INC
filed 2010-03-02
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

            The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $17.4 million as of June 30, 2009.

            As of February 26, 2010, 16,947,238 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

            Information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after December 31, 2009.

Forward-Looking Statements

            This report contains forward-looking statements.  Statements in the "Business,” “Risk Factors,” "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operation" sections of this report, together with other statements including words such as "believes," "intends," "plans," "anticipates, “estimates," "projects," "expects" or similar expressions represent forward-looking statements that are based on our expectations in light of facts known by management on the date this report was filed with the Securities and Exchange Commission (“SEC”).  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward-looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control.  Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  The key areas of the known risks that could significantly impact our revenues, operating results and capacity include:

•

our operations for Continental Airlines (“Continental”) as Continental Express pursuant to a capacity purchase agreement, which was amended and effective July 1, 2008,  (the “Amended Continental CPA”) may not be profitable;

•	our operations for United Air Lines, Inc. (“United”) as United Express pursuant to a capacity purchase agreement effective December 1, 2009 (the “United Express Agreement”) may not be profitable;
•	our charter operation and other aviation services businesses may affect our ability to operate profitably;
•	our covenants under the amended indenture governing our convertible notes;
•	rising costs, open labor contracts for certain of our work groups, the uncertainties of an economic recovery and the highly competitive nature of the airline industry; and
•	regulations and other factors.

            For further discussions of these risks and other uncertainties, refer to Item 1A, Risk Factors of this Form 10-K.  The statements in this report are made as of March 1, 2010, and the events described in the forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General

            ExpressJet Holdings, Inc. (“Holdings”), a Delaware corporation, was incorporated in August 1996 and is engaged in the business of transporting people.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with XJT Holdings, Inc. and Holdings, as “ExpressJet”, “Company”, “we” or “us”).  Airlines currently operates a fleet of 244 aircraft flying under contractual arrangements for network carriers and entities desiring cost-effective and fully customizable group travel.  Airlines is one of the largest regional airlines in the world based on 2009 available seat miles, fleet size and passengers transported.

            In 2009, ExpressJet continued to transition its business by focusing on contractual flying arrangements.  In addition, we placed emphasis on improving our balance sheet in light of the pressures of industry-wide capacity reductions and continued difficulties in the global economy.  These efforts included the repurchase of $8.7 million of our 11.25% Convertible Secured Notes due 2023 in the open market, which reduced the outstanding principal balance of our convertible notes from $60.8 million as of December 31, 2008 to $52.1 million as of December 31, 2009.  We also repurchased 3.0 million shares of our common stock in 2009.  In late 2009, we began to reallocate aircraft within our fleet to immediately support existing capacity needs of United under the United Express Agreement.  Additionally, revenues increased over 40% in 2009 within our Corporate Aviation (charter) division.

            For substantially all of 2009, we operated 214 aircraft for Continental as Continental Express under the Amended Continental CPA and 30 aircraft within our Corporate Aviation (charter) division.  In early 2010, we executed the United Express Agreement, which has a retroactive effective date of December 1, 2009, pursuant to which we will operate 22 ERJ-145 aircraft as United Express to replace flying performed by other United Express partner carriers whose contracts have expired.  We operated a total of six aircraft under the United Express Agreement as of December 31, 2009 and a total of 16 aircraft under the United Express Agreement as of February 15, 2010.  The remaining six aircraft will begin operating under the United Express Agreement on March 1, 2010.  On February 15, 2010, we entered into the First Amendment to the United Express Agreement with United, pursuant to which we will fly up to ten additional aircraft for United in the current ExpressJet livery from May 2010 through December 2010.  With the addition of this flying, we expect our 2010 fleet of 244 aircraft to be allocated as follows:

•	206 aircraft operating for Continental as Continental Express pursuant to the Amended Continental CPA;
•

22 aircraft operating for United as United Express pursuant to the United Express Agreement, with an additional ten aircraft operating as United Express from May 2010 to December 2010 pursuant to the First Amendment to the United Express Agreement; and

•	16 aircraft operating in our Corporate Aviation (charter) division, decreasing to as few as six aircraft from May 2010 to December 2010.

            We also provide aviation services through our two wholly owned subsidiaries, ExpressJet Services, LLC and InTech Aerospace Services, LP (“InTech”) and through our and majority owned subsidiary, Saltillo Jet Center, S. de R.L. C.V. (“Saltillo”).  These services include ground-handling at airport locations across the United States, aircraft composite repair and overhaul, and aircraft interior refurbishments (interiors and paint).  During the first half of 2007, we rebranded InTech and Saltillo so that each does business under the “ExpressJet Services” trade name.  These entities are collectively referred to herein as “ExpressJet Services”.

            We compete with a number of regional airlines for the service we provide to our main-line airline partners and charter customers.  We believe that our continued success depends on our ability to provide our partners and charter customers outstanding operational performance and customer service at a competitive price.  Our ability to do this depends on the commitment of and execution by our over 5,600 employees on a daily basis.

Our Business Segments

            2009 Business Segments

            For the year ended December 31, 2009, ExpressJet had two reportable segments which are the basis of our internal financial reporting: Contract Flying and Aviation Services.

            Contract Flying includes flying conducted in our Corporate Aviation (charter) division under the Amended Continental CPA and under the United Express Agreement.  Under Contract Flying, revenues are contractually determined, eliminating our exposure to fluctuations in yields and passenger volumes.  Under these arrangements, our partners also bear the risk and cost of fuel, aircraft ownership, airport services, and marketing and distribution.  We are responsible for the operation and maintenance of the aircraft.

            Aviation Services includes components related to our ground-handling services and ExpressJet Services.  Under ExpressJet Services’ brand, we paint aircraft and repair composite structures, aircraft interiors (including refurbishment of seats, galleys, lavatories and panels) and thrust reversers throughout our four facilities in the United States and Mexico.  In the first quarter of 2009, we sold substantially all of the assets of American Composites, LLC (“American Composites”), a wholly owned subsidiary previously part of ExpressJet Services.  Additionally, we sold an approximately 74,000 square foot building in Miami, Florida that was owned by XJT Florida, Inc. (“XJT Florida”) and leased to American Composites for use as a maintenance/composites shop.

            Business Segments prior to 2009

            Prior to 2009, ExpressJet had three reportable segments: Branded Flying, Contract Flying, and Aviation Services.  Branded Flying, which began in 2007, included operations under the ExpressJet brand and a pro-rate flying arrangement (the “Delta Prorate”) under the Delta Airlines, Inc. (“Delta”) brand.  Revenues for this flying were derived from passengers flying on scheduled air service.  We were responsible for local market pricing, scheduling and revenue management, and the operation and maintenance of the aircraft.  Our flying under the Delta Prorate provided us with a prorated portion of the airfare plus an incentive for passengers connecting onto Delta's network.  In September 2008, we suspended Branded Flying in response to high fuel costs and other challenges facing the airline industry at such time.

            Contract Flying prior to 2009 included our Corporate Aviation (charter) division and our capacity purchase agreements with Continental and Delta.

Our Products and Services

            In 2009, we continued to build on our ability to provide unique group travel experiences through our Corporate Aviation (charter) division.  In addition, we expanded our contractual flying for other mainline air carriers through the United Express Agreement.  Prior to 2007, virtually all of our revenue came from our original capacity purchase agreement with Continental (the “Original Continental CPA”) supported by a fleet of 274 aircraft.  In recent years, our revenue streams have diversified to include our new partner, United, and a multitude of charter clients.  These new customers benefit from our offering of cost effective and reliable travel solutions.  Key to our product offering is an infrastructure base that allows us to leverage the economies and reliability of a fleet comprised on only one type of aircraft.

            This infrastructure is important to our success and supports:

•	our flying under the Continental CPA;
•	new flying under the United Express Agreement;
•	niche flying in the corporate and ad-hoc charter service market; and
•	expanded ancillary services such as ground handling and those offered by ExpressJet Services.

            Contract Flying

            As of December 31, 2009, we averaged more than 1,045 daily Contract Flying flights, offering scheduled passenger service to over 134 scheduled destinations in North America, including Mexico, and also the Caribbean.  We generated $654.2 million of revenue, over 95% of our total consolidated revenue, in this segment during 2009.

            Continental Capacity Purchase and Other Agreements

            A significant portion of our revenue and cash flows is attributable to the Amended Continental CPA.  Under the Amended Continental CPA, Airlines operates flights on behalf of Continental as Continental Express.  Continental controls and is responsible for scheduling; pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

            Under the Amended Continental CPA, we are not exposed to certain costs normally associated with operating an airline, as all reservations, sales, marketing and distribution, aircraft ownership and fuel costs are borne entirely by Continental.

            2008 Amended Continental CPA.  In June 2008, we reached an agreement with Continental to amend the Original Continental CPA.  The Amended Continental CPA, which became effective July 1, 2008, has a seven-year term that is scheduled to expire on June 30, 2015.  Under the Amended Continental CPA, Continental compensates us at a pre-determined rate based on block hours flown and reimburses us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and substantially all regional jet engine expenses under current long-term third-party contracts with no margin or mark-up.  Under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel and paying aircraft rent for all flights operated as Continental Express; therefore, these items are not included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.  The fixed block hour rates are considerably lower than the rates under the original agreement, though they are also subject to annual escalations tied to a consumer price index (capped at 3.5%) at each anniversary date, July 1.  The consumer price index escalation used for the July 1, 2009 rate adjustment was 1.94%.  We will continue to focus on aggressively managing costs as certain of our costs currently have contractual escalations that are higher then the current index escalation under the Amended Continental CPA, and the economic difficulties facing the entire airline industry.

            Concurrently with the execution of the Amended Continental CPA, we entered into a settlement agreement with Continental to release the parties’ claims relating to certain identified payments under the Original Continental CPA, including disputes previously disclosed as possible matters for arbitration.

            In September 2008, we agreed with Continental on the first amendment to the Amended Continental CPA in order to compensate us for our fixed costs considered in the calculation of the pre-determined block hour rates, which cannot be reduced as a result of the unanticipated reduction in aircraft utilization by Continental’s scheduling. We also agreed that if Continental, beginning in year two, increases its aircraft utilization above a pre-determined threshold, then it may receive discounts on the agreed, pre-determined block hour rates.

            In December 2008, we agreed with Continental on the second amendment to the Amended Continental CPA in order to clarify certain issues related to our revenue recognition, the fuel efficiency program in place in connection with the Amended Continental CPA and depreciation related to the aircraft we operate for Continental and excess inventory related thereto.

            Pursuant to the terms of the first and second amendments to the Amended Continental CPA, beginning in July 2009 and throughout the remainder of term of the Amended Continental CPA, if Continental increases utilization of our aircraft above a pre-determined threshold, then Continental will be entitled to receive a discount on the agreed, pre-determined block hour rates; provided that the aggregate discount received by Continental shall not exceed $10 million throughout the remainder of the term.

            In December 2009, we agreed with Continental on the third amendment to the Amended Continental CPA pursuant to which, among other things, we agreed to sublease eight aircraft from Continental that were previously operated as Continental Express under the Amended Continental CPA in order to meet our aircraft requirements under the United Express Agreement.

            Scope of Agreement.  For substantially all of 2009, the Amended Continental CPA covered 214 of Airlines’ existing fleet of 244 aircraft.  The Amended Continental CPA provides that we will fly a minimum of 190 aircraft for the remainder of the term.  Currently, we are flying 206 aircraft as Continental Express under the Amended Continental CPA, which reflects the removal of eight aircraft in late 2009 that we intend to use for flying under our United Express Agreement as well as our Corporate Aviation (charter) division. Continental does not have the ability to terminate the agreement without cause prior to the termination date and cannot reduce the number of aircraft covered under the agreement below 190 aircraft.  However, the Amended Continental CPA may cover less than 190 aircraft if there is an expiration of a Covered Aircraft head lease and there are no fifty-seat replacement aircraft (among the original 274 aircraft) being stored on behalf of Continental.   If, at any time prior to the end of the Amended Continental CPA term, Continental proposes to engage any third party to operate one of the original 274 aircraft for Continental, we will have the right of first opportunity to operate that aircraft.

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
•

we cannot operate any of our aircraft subject to the agreement or use our passenger-related airport facilities employed under the agreement for other carriers or for flights under our own code without Continental’s consent.

            Our license from Continental to use the Continental Express name and other trademarks is non-exclusive.

            So long as scheduled flights under the Amended Continental CPA represent at least 50% of all our scheduled flights, or at least 200 of our aircraft are operated as Continental Express under the agreement, we are required to allocate our crews, maintenance personnel, facilities and other resources on a priority basis to scheduled flights under the agreement above all of our other flights and aircraft.

            Aircraft Financing.  Airlines currently leases or subleases all of its existing aircraft from Continental.  Under the Amended Continental CPA, Continental is required to purchase or lease from Embraer or its designee aircraft operated under the agreement, participate in the financing and to lease or sublease these aircraft to us.  Under the Amended Continental CPA, Continental is directly responsible for paying the aircraft rent for all flights operating as Continental Express; therefore, these items are not included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.  Aircraft withdrawn from the Amended Continental CPA become “Uncovered Aircraft” as defined in the agreement.  Lease payments relating to uncovered aircraft, including the eight aircraft subleased from Continental in late 2009, are at reduced rental rates, and rental payments for each such aircraft are fixed upon lease execution with no escalation clauses.

            During 2009, our remaining 50 options with Embraer for aircraft purchases within the Embraer ERJ-145XR, ERJ-145LR AND ERJ-145ER aircraft (the “ERJ-145 Family”) expired unexercised.

            We do not have the right to retain any aircraft removed from the Amended Continental CPA for use in our other operations if (i) they are removed by Continental as the result of its termination of the agreement for cause, (ii) we have already retained 150 aircraft, including the 38 being subleased at reduced rent, or (iii) they are among aircraft owned by Continental, currently 18 aircraft.  In all other events, we can elect to retain any of the aircraft withdrawn from the Amended Continental CPA, most likely upon termination of the agreement, either at the end of seven years or upon early termination of the aircraft lease.  In certain circumstances, in order to retain the aircraft we will have to provide Continental with a full release from the head lease for such aircraft.  Depending on the type of termination, there are procedures for notice and time for us to elect how many aircraft we will retain (with Continental selecting the individual aircraft and engines), wind-down schedules of differing lengths, and maintenance reimbursements.

            Airport Facilities, Slots and Route Authorities.  Most of the airport facilities that Airlines uses in its Continental Express operation are leased from airport authorities by Continental.  Under Airlines’ master facility and ground handling agreement with Continental, Airlines is entitled to use these facilities to fulfill its obligations under the Amended Continental CPA.  However, it is not permitted to use airport terminal facilities leased by Continental to service other carriers or operate flights under its own code without Continental’s approval.  Furthermore, we must use those facilities that are non-terminal facilities on a priority basis to support the scheduled flights that Airlines flies on behalf of Continental so long as those flights constitute at least 50% of our total scheduled flights or at least 200 of our aircraft are operated as Continental Express under the Amended Continental CPA.

            Under the Amended Continental CPA, all terminal facility rent at Continental-managed airports is borne by Continental.  We continue to provide ground handling and support services under an industry-standard ground handling agreement; however, Continental is directly responsible for the station’s fixed expenses.

            Ground Handling.  During 2008, Continental began transitioning our ground handling services at all of their airport locations to an all Continental managed program, with us providing specific ground handling services at a majority of these stations under an industry-standard ground handling agreement at fixed rates, outside of the Amended Continental CPA. This transition was completed in 2009. Continental managed stations in which Continental has awarded us the ground handling contract are reflected in our Aviation Services line of business.

            Prior to that time, Airlines provided ground handling and other support services, including baggage handling, station operations, ticketing, gate access and other passenger, aircraft and traffic servicing functions for Continental at several of our airport locations under the Original Continental CPA.  In exchange, Continental paid us an amount equal to Airlines’ incremental cost for providing those services.  Continental provided the same services for Airlines at its stations, including its hub airports.  The cost for those services was based on the number of scheduled aircraft and the rates stipulated in the Original Continental CPA.

            Change of Control.  If we experience a change of control without Continental’s consent, Continental can terminate the Amended Continental CPA for breach.  Under the agreement, a change of control is defined as:

•

our merger or consolidation with a “Major Network Carrier”  other than Continental, which is defined as Alaska Airlines, American Airlines, Inc. (“American Airlines”), Delta, Southwest Airlines, United and US Airways (or their successors);

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

            Labor Disruption.  Upon the occurrence of a union-authorized labor strike, the Amended Continental CPA provides that:

•	Airlines will be compensated only for the flights it completes;
•

on each of the 2nd, 15th, 30th, 45th, 60th and 75th days of the strike, Continental will be entitled to terminate Airlines’ leases or subleases for, and take immediate possession of, up to 20 of Airlines’ aircraft operated as Continental Express under the agreement, up to a maximum of 120 aircraft if the strike extends to the 75th day;

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

            In addition, a labor disruption other than a union-authorized strike may cause us to be in material breach of the Amended Continental CPA.  Under the agreement, whenever Airlines fails to complete at least 90% of its aggregate scheduled flights (based on available seat miles) in three consecutive calendar months or at least 75% of its aggregate scheduled flights (based on available seat miles) in any 45-day period (in each case, excluding flights cancelled due to union-authorized labor strikes, weather, air traffic control or non-carrier specific airworthiness directives or regulatory orders), we will be deemed to be in material breach of the agreement.  In addition, if we have a controllable completion factor for any two consecutive months of 97.5% or below, or a controllable on-time departure rate for any 60 consecutive days of 82.5% or below, we will be in material breach of the agreement.  A labor disruption other than a union-authorized strike could cause Airlines to fail to meet these operational requirements and, as a result, cause us to be in material breach of the agreement.  See further discussions below regarding remedies for breach of the agreement by either Continental or us.

            Term and Termination of Agreement and Remedies for Breach.  The Amended Continental CPA is scheduled to terminate on June 30, 2015.  Continental may terminate the agreement for cause without notice.  “Cause” is defined as:

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

            Continental may also terminate the agreement at any time upon our material breach that does not constitute cause, but continues uncured for 90 days after we receive notice of the breach.  In addition, Continental may terminate the agreement immediately without notice or giving us an opportunity to cure if it makes a reasonable and good faith determination, using recognized standards of safety, that there is a material safety concern with our operation of any flights under the Amended Continental CPA.

            If Continental materially breaches the agreement and fails to cure the breach within 60 days after we notify it of the breach, we will be entitled to obtain our payments directly from an airline clearing house from the 60th day for the duration of the default.  In addition, Continental and we are each entitled to seek damages in arbitration and to reach equitable remedies.

            Disposition of Aircraft upon Early Termination.  If Continental terminates the Amended Continental CPA for cause or breach, it will also have the right at that time to terminate Airlines’ leases or subleases for aircraft operating as Continental Express under the agreement and take possession of these aircraft.

            Amendment of Embraer and Rolls Royce Contracts.  We are prohibited, without Continental’s consent, from amending Airlines’ aircraft purchase agreements with Embraer for the original 274 aircraft to change the pricing, financing or leasing arrangements, or to make any other changes that may be expected to adversely affect Continental’s rights under the Amended Continental CPA or our ability to perform our obligations under the agreement.  We have also agreed to acquire Continental’s consent for any amendment of Airlines’ Embraer aircraft purchase agreements that reduce the financing or other obligations of Continental, provided that the amendment does not increase Airlines’ obligations under these agreements.  We are also prohibited, without Continental’s consent, from amending our power-by-the-hour agreement with Rolls Royce Corporation (“Rolls Royce”) in any manner that adversely affects Continental’s or our engine maintenance costs for the aircraft subject to the Amended Continental CPA.

            Indemnification.  In general, we have agreed to indemnify Continental and it has agreed to indemnify us for any damages caused by any breach of our respective obligations under the Amended Continental CPA or caused by our respective actions or inactions under the agreement.

            For a detailed discussion of the Original Continental CPA, including prior years’ settlements, refer to Note 2, “Contract Flying,” in Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

            Other Agreements with Continental.  Airlines has a fuel purchasing agreement with Continental, under which Continental is directly responsible for the cost of providing fuel for all flights operating as Continental Express; therefore, fuel expense is not included in our Consolidated Statement of Operations for periods subsequent to July 1, 2008.  Airlines also has an administrative services agreement with Continental, under which Continental provides, at its expense, certain administrative support and information services in connection with the Amended Continental CPA.

            In addition, we have a tax agreement with Continental that provides, among other things, for our payment of all or a significant portion of the tax benefits we realize as a result of an internal reorganization performed before our initial public offering in 2002.  Since our initial public offering, we have made net payments of approximately $122.5 million to Continental under the tax agreement and could make additional payments to Continental through 2017.  Payments to Continental would be conditional on our achieving taxable income and our ability to utilize the tax benefit described above.  Refer to Note 8, “Income Taxes,” in Notes to Consolidated Financial Statements for further discussion of income taxes, including the tax agreement with Continental.

            United Express Agreement and Other Agreements

            General.  United announced in November 2009 that we were awarded a multiyear arrangement to fly 22 ERJ-145 aircraft as United Express.  In February 2010, ExpressJet announced the execution of the United Express Agreement, which agreement has an effective date retroactive to December 1, 2009.  The United Express Agreement has an initial term expiring on April 30, 2012 for 11 aircraft and on April 30, 2013 for the remaining 11 aircraft, and contains a renewal option, at United’s election, for additional periods up to a total term of five years.   Under this arrangement, United must notify ExpressJet of its intention to renew each group of aircraft not less than six month’s prior to the end of the term for such aircraft.

            We operated a total of 6 aircraft under the United Express Agreement as of December 31, 2009 and a total of 16 aircraft under the United Express Agreement as of February 15, 1010.  The remaining 6 aircraft will begin operating under the United Express Agreement on March 1, 2010.

            On February 15, 2010, we entered into the First Amendment to the United Express Agreement with United, pursuant to which we will fly up to 10 additional for United in the current ExpressJet livery from May 2010 though December 2010.  United will have the option to renew these supplemental aircraft for up to four additional periods of not less than thirty days per renewal period.  Under this arrangement, United must notify ExpressJet of its intention to renew for the initial renewal period no later than June 15, 2010 for the first six supplemental aircraft and August 15, 2010 for the remaining four additional aircraft.  In an effort to provide United with increased flexibility, the amendment allows United to extend the renewal deadline for each aircraft upon certain terms and conditions.  If United elects not to extend the term of the supplemental aircraft, the ten aircraft will be removed from service, and placed into the Corporate Aviation (charter) operation.

            All of the aircraft operated as United Express will be sourced from our Corporate Aviation (charter) division and leased as necessary from alternate sources.

            Under the terms of the United Express Agreement, United will be responsible for scheduling, marketing, pricing and revenue management on the aircraft and collecting all passenger revenues under the United brand.  Airlines' operates, maintains and finances the aircraft.

            We received payments under the United Express Agreement at a pre-determined rate based on block hours and departures flown and we are reimbursed us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and fuel.

            The United Express Agreement also provides for incentives and penalties based upon Airlines’ performance, including on-time arrival performance and completion percentage rates.

            Warrant.  As part of the United Express Agreement, on February 17, 2010, we issued a warrant to United for the purchase of 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock.  We did not issue this warrant for any specified consideration, but instead in connection with The United Express Agreement covering 22 ERJ-145 aircraft for United Express service effective December 1, 2009.  The certificate representing the warrant contains (and certificates representing the underlying shares, when issued, will contain) restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act or pursuant to an exemption thereunder.  The warrant shall terminate and become void as of the earlier of (a) the time and date the warrant is fully exercised with respect to all warrant shares pursuant to the warrant and (b) 5:00 p.m., central time, on the date of the expiration (with respect to all tranches of aircraft and including renewal terms) or earlier termination of the United Express Agreement; provided that if the United Express Agreement is terminated due to any material default or breach by ExpressJet, the warrant shall not terminate or become void and shall continue in full force and effect until April 30, 2013.

            For additional information regarding the United Express Agreement, refer to Item 1A, Risk Factors.

            Corporate Aviation

            In late 2009, 30 aircraft were assigned/utilized within our corporate aviation (charter) division, and subject to long-term agreements and other ad-hoc charter service arrangements.  Our Corporate Aviation (charter) division continues to focus on corporate shuttles, entertainment / sports, and government businesses.  As of December 31, 2009, our Corporate Aviation (charter) division had firm contracts for over 50% of budgeted revenues for 2010.

            Corporate Aviation’s goal is to provide group travelers a comfortable, cost-effective and fully customizable travel experience that is unmatched by our competitors.  Our travel solutions are provided to corporations, collegiate and professional sports teams, government entities, hotel and gaming properties, hospitality companies, bands and other entities, including airlines.

            The aircraft are flown under Airlines’ operating certificate issued by the Federal Aviation Administration (the “FAA”).

            Fuel

            Under the Amended Continental CPA, the United Express Agreement and various charter agreements, we are protected from the volatility of fuel prices; however, if the unavailability of fuel caused us to cancel flights, our revenues would be reduced.  We continue to work diligently with Continental, United and our fuel providers to ensure that fuel is available and ready for all our flights as part of our reliability and on-time performance program.  Under the United Express Agreement, we agreed to a fuel risk sharing program with United whereby our markup is tied to an index consisting of the gap between increases in the price of fuel and increases in United’s passenger revenue per available seat mile.  As the gap between these two metrics rise, our markup could be reduced up to 4 percentage points.

            Aviation Services

            Revenues generated by Aviation Services totaled $42.6 million in 2009.  This segment includes ground handling services and aircraft cleaning services.  Ground handling services include baggage handling and ticket counter services for several airlines including Continental, American Airlines and Allegiant Air at locations across the United States.

            Our Aviation Services segment also includes ExpressJet Services.  These entities are the North American partner to three major European original equipment manufacturers and provide composite, sheet metal, paint, interior (including seat refurbishment) and thrust reverser repairs throughout our four facilities in the United States and Mexico.

Aircraft Fleet

            Our Fleet

            We operate a fleet of 244 aircraft, all within the ERJ Family of jets manufactured by Embraer.  The Amended Continental CPA provides for the continued lease or sublease of our 244 Embraer regional jets.  For substantially all of 2009, 214 aircraft operated under our Amended Continental CPA and 30 aircraft flew within our Corporate Aviation (charter) division.

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

            The aircraft dedicated to our mainline partners offer a seamless jet service experience to their    passengers.  The planes feature overhead baggage compartments, under-seat baggage storage, leather seating, lavatories, in-flight meal and beverage service capabilities and jet-bridge loading in most locations.

            Aircraft dedicated to our Corporate Aviation (charter) division and the United Express Agreement have redesigned seats for enhanced comfort and aircraft in our Corporate Aviation (charter) division feature complimentary XM Satellite Radio with over 100 channels of entertainment.  During 2009, our Corporate Aviation (charter) division operated eight aircraft in a standard 41 seat configuration which provided additional space for the customer.  Due to demand for our 50 seat product within the United Express Agreement, we began to reconfigure all aircraft back to the standard 50 seat configuration in late 2009 and plan to complete the modifications during the first half of 2010.

            During 2009, our final 50 options with Embraer for aircraft purchases within the ERJ-145 Family expired unexercised.

            Maintenance of Our Aircraft

            We maintain our aircraft primarily using our own trained and FAA-certified personnel and facilities.  We perform routine maintenance and inspection of our aircraft engines and airframes at intervals required by the FAA.  We perform line and heavy maintenance at our facilities in Cleveland, Ohio; Houston, Texas; Knoxville, Tennessee; Newark, New Jersey; Richmond, Virginia; and Shreveport, Louisiana.  We also perform line maintenance at our satellite maintenance stations.  We maintain an inventory of aircraft spare parts in an effort to ensure the reliability of our operations and utilize a computerized tracking system to increase maintenance efficiency and avoid excess inventory of spare parts.

            We have a power-by-the-hour agreement with Rolls Royce to maintain the engines on our aircraft through April 2015 (the “Rolls Agreement”).  Under the Rolls Agreement, we are charged a fixed rate based on flight hours incurred during a month.  The rates are subject to annual revisions based on specific labor and materials indices.  We also have power-by-the-hour agreements with other key vendors to cover various high value components and systems on the aircraft, such as auxiliary power units, avionics, environmental controls, tires, wheels and brakes.  For 2009, approximately 72% of our maintenance, materials and repairs cost consisted of power-by-the-hour expenses.  We believe that these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected maintenance expense during the aircraft lease terms and greatly mitigate accelerating maintenance costs commonly associated with aging aircraft.

Competitors

            The airline industry is highly competitive.  ExpressJet competes principally with other regional airlines providing long-term service to legacy carriers, aircraft operators providing customized on-demand charter services, and companies who offer aircraft ground handling services.

            We are one of several competitors in the commercial airline market.  Our competitors include Republic Airways (“Republic”), Chautauqua Airlines (“Chautauqua”), Mesa Airlines (“Mesa”), Pinnacle Airlines (“Pinnacle”), Trans States, Air Wisconsin, and SkyWest Airlines (including Atlantic Southeast Airlines) (“SkyWest”).  We also compete with other airlines, such as American Eagle, Comair, Compass, Mesaba and Horizon Airlines, which are wholly owned subsidiaries of major airline holding companies.  One of the principal challenges for airlines operating regional jets under either fixed-fee or revenue-sharing arrangements, in addition to depending on the financial health of their partners, is the ability to maintain reliable and seamless operations with a competitively low cost structure.

            Given the increased regulatory and media scrutiny on regional airline carriers in the aftermath of the Colgan Q400 accident in Buffalo, New York that occurred in February 2009, we believe we are well positioned to respond to any additional regulatory requirements, compared to our competitors.  During the third quarter of 2009, we began implementation of our Advanced Qualification Program.  This program complements our current Flight Operations Quality Assurance (FOQA) Program, Aviation Safety Action Program (ASAP) and Threat and Error Management training and helps us in our adoption of an overall Safety Management System.  We currently incorporate the costs associated with these programs into our financial results and do not expect large additional expenditures as we move to an overall Safety Management System.  Our workforce is also very senior and while it causes additional pressures on our expenses, we believe a senior workforce, in addition to managing all training for our flight crews in-house, provides us a distinct advantage for responding to any additional regulatory requirements in a cost-effective and efficient manner.

            Due to variations in terms under the agreements pursuant to which regional airlines operate, cost comparisons between regional airlines are difficult.  However, we believe ExpressJet is the best operator in the industry and offers to Continental and United two of the most competitively priced agreements in the industry.  Both of our main-line partners have benefited from our continued focus on cost, reliability and operating efficiencies associated with a single fleet type.  Finally, our position as the launch customer for the ERJ-145 Family and the reduced aircraft rent exposure provided under the Amended Continental CPA provides us some of the most favorable fleet financing in the industry.

            Our Corporate Aviation (charter) division competes in varying degrees with corporate aviation departments, non-scheduled aircraft operators and scheduled air carriers offering non-scheduled service.  We are the largest on-demand 50-seat aircraft operator and compete primarily with operators offering fewer seats.  We operate under a part 121 certificate (complete commercial airline operator certificate from the FAA), which requires higher safety standards than operators flying under a part 135 certificate (private airline operator certificate from the FAA).  Some regional airlines, such as SkyWest and Republic, offer similar products directly to customers or through subcontract agreements with legacy carriers such as Continental or Delta. Growing awareness of our brand as a high quality product is enabling us to achieve continued market penetration.

            Our Aviation Services division competes with both airlines and non-airlines for long-term contracts to provide ground handling, maintenance services and paint services.  Some of these entities include Aircraft Service International, Air Wisconsin, American Eagle, Delta Global Services, Pinnacle, PrimeFlight, Servisair, SkyWest and Worldwide Flight Services.

Industry

            The United States airline industry has been very competitive since it was deregulated in 1978.  Since then, various business models have been developed and matured to offer commercial air service.  These models include hub-and spoke models (dominated by mainline carriers such as Continental and United) regional feeder models in support of the hub-and-spoke model (such as ExpressJet or Skywest), and low-cost models (such as AirTran and Southwest Airlines) that compete on price at the expense of convenience and onboard amenities.  The regional feeder model, developed originally by props and turbo-props, has largely given way to regional jets that now provide main-line legacy carriers the ability to connect small markets and thin time-channels in the United States, Mexico and Canada more economically than with larger aircraft.

            The hub-and spoke business model, along with the regional feeder model that supports it, attempt to gain and sustain market share by:

•	unbundling products so that each customer can create a unique travel experience they value:
•

formalizing code-sharing alliances, such as OneWorld and SkyTeam, in order to maximize marketing and network scheduling and bringing additional connecting traffic into their networks through new alliances;

•	controlling capacity;
•	focusing on minimizing operating costs;
•	broadening their networks or size to spread fixed costs over more flights;
•	emphasizing international expansion to seize opportunities in the more regulated capacity controlled international market;
•	focusing on business travelers, who historically have paid higher fares; and
•	differentiating product features from competitors.

            Commercial airlines have faced unprecedented challenges over the last few years including volatile fuel prices and an economy in recession.  Higher fuel costs have resulted in upward cost pressures, lower demand and capacity reductions that can negatively affect the demand for regional aircraft capacity.  Inversely, as fuel prices recede or the economy weakens, the economics of regional aircraft can improve as lower demand necessitates equipment substitutions (down gauging) from higher capacity aircraft to regional jets.  Going forward, it is difficult to predict how demand for regional aircraft may be affected by changes in the economy or fuel price environment.

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

            Based on conditions in the industry, or as a result of Congressional directives or statutes, the DOT and the FAA from time to time propose and adopt new regulations or amend existing regulations, such as the new consumer rule that limits airline tarmac delays and provides other passenger protections, which may impose additional regulatory burdens and costs on us.  The new rule, which will take effect in April2010, will levy heavy fines against an airline when they subject customers on domestic flights to a tarmac delay of three hours or more without affording them the opportunity, within that timeframe, to deplane.  Carriers will also be required to provide adequate food and potable drinking water for passengers within two hours of the aircraft being delayed on the tarmac and to maintain operable lavatories.  Imposition of such laws and regulations on air carriers will increase our cost of operation, and/or limit our operating discretion as our mainline partners could more frequently cancel flights resulting in a negative impact to our block hours.

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

            In response to the ATSA, the TSA has initiated new security measures.  Two of the security measures that will have an impact on air carriers are the Secure Flight program and the proposed rule for domestic and foreign FAA-certificated aircraft repair stations.

            Secure Flight shifts pre-departure watch list matching responsibilities from individual air carriers to TSA and has required significant changes to the airlines’ reservation systems.  Air carriers are now required to obtain additional passenger information, such as the passenger’s full name and date of birth, and the printing of boarding passes must be inhibited until air carrier is notified by TSA that the passenger has been cleared for travel.  The TSA's goal is to vet 100 percent of all domestic commercial flights by early 2010 and 100 percent of all international commercials flights by the end of 2010.

            The proposed rule for domestic and foreign FAA-certificated aircraft repair stations will require repair stations to adopt a security program that includes access controls for facilities as well as aircraft and components, and restrict access by unauthorized individuals.  The implementation of the requirements of this rule will result in increased costs for repair stations and airlines.

            In the maintenance of our aircraft and ground equipment, we handle and use many materials that are classified as hazardous materials which have the potential to generate hazardous and non-hazardous waste.  The Environmental Protection Agency (EPA) and similar local agencies have jurisdiction over the handling and processing and disposal of these materials.  We are currently monitoring and evaluating the recently released Airline Drinking Water Rule (ADWR) mandated by the EPA and Federal Drug Administration (FDA) which requires airlines to develop and implement a fleet specific aircraft water system sanitization, testing and sampling program as required under the new rule.  We are also subject to the oversight of the Occupational Safety and Health Administration concerning employee safety and health matters.  We are subject to the Federal Communications Commission’s jurisdiction regarding the use of radio frequencies. Federal law establishes maximum aircraft noise and emissions limits.  All of our aircraft comply with currently applicable federal noise and emissions regulations.  Federal law generally preempts airports from imposing unreasonable local noise rules that restrict air carrier operations.  However, under certain circumstances, airport operators may implement reasonable and nondiscriminatory local noise abatement procedures, which could impact our ability to serve certain airports, particularly in off-peak hours.

            Other regulatory actions that may be taken in the future by the U.S. government to address climate change or limit the emission of greenhouse gases by the aviation sector are unknown at this time.  Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation.  Such legislative or regulatory action by the U.S., state or foreign governments currently or in the future may adversely affect our business and financial results.  Refer to Item 1A, Risk Factors, for discussion of our risks related to these regulatory actions.

Employees

            Our past and continuing success depends on the ability of our employees to execute effectively on a daily basis. As of December 31, 2009, we had over 5,600 employees, comprised of approximately 2,100 pilots and instructor pilots, 1,000 flight attendants, 600 customer service personnel, 900 mechanics, 100 dispatchers and 900 supervisors, management and support personnel.

            Labor costs are a significant component of airline expenses and can substantially impact our results.  While there can be no assurance that our generally good labor relations and high labor productivity will continue, a crucial component of our business strategy is the preservation of good relations with our employees, approximately 73% of whom are represented by unions.

            The following table reflects, as of December 31, 2009, our principal collective bargaining agreements and their respective amendable dates:

Employee Group	Approximate Number of Employees	Representing Union	Contract Amendable Date

Pilots and Instructors	2,100	Air Line Pilots Association, International	December 2010
Mechanics	900	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,000	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	100	Transport Workers Union of America	July 2009
Production Workers	30	Union of Industrial Production Workers	N/A

            Approximately 27% of our employees are not covered by collective bargaining agreements.

            We are currently in negotiations with our Dispatchers and Mechanics whose contracts became amendable in 2009.  We will begin negotiations with our Flight Attendants and Pilots as their contracts become amendable in 2010.  Our contract with our production workers does not have a specified term but salaries are typically renegotiated each year.  We anticipate these amendments to be cost neutral for us (i.e., any increase in wages and benefits will be offset by productivity gains).

Securities Exchange Act Reports

            Our corporate website is www.expressjet.com.  In addition to other information, the following materials on our website are free of charge:

•	our reports and other filings with the SEC, which are available as soon as reasonably practicable after we file them with, or furnish them to, the SEC;
•	the Corporate Governance Guidelines adopted by our Board of Directors establishing the general policies by which the Board operates;
•	the charters of the principal standing committees of our Board: Audit, Human Resources, and Nominating and Corporate Governance; and
•	the Principles of Conduct, which is our code of business conduct and ethics applicable to all of our directors and employees.

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

            On June 15, 2009, our Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the Exchange's corporate governance listing standards.  On December 4, 2009, we announced the our President and Chief Executive Officer, Jim Ream, would be retiring effective January 1, 2010 and that our Board of Directors appointed T. Patrick Kelly, a current member of our Board to serve as Interim President and Chief Executive Officer effective January 4, 2010.  As required by Section 303A of the NYSE Listed Company Manual, we delivered an interim written affirmation to the NYSE on January 20, 2010, following the departure of our Mr. Ream.  Our Interim President and Chief Executive Officer and Chief Financial Officer have made the certifications required under Section 302 of the Sarbanes-Oxley Act, which are included as exhibits to this report.

Item 1A.  Risk Factors

            Our business, results of operations and financial condition may encounter risks in addition to those described in this report.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also adversely impair or offset our business, results of operation and financial condition.

            Our operations under the Amended Continental CPA may not be profitable considering impact of low escalation adjustment to the fixed block hour rates compared to living adjustments for our labor work groups.

            We amended and restated the Original Continental CPA on June 5, 2008, which became the Amended Continental CPA.  The amendment became effective on July 1, 2008. In contrast to the Original Continental CPA in effect before the amendments, which had provided for us to earn a 10% margin on our expenses incurred flying as a regional carrier for Continental; the Amended Continental CPA now has fixed block hour rates, which are subject to an annual adjustment tied to a consumer price index (capped at 3.5% per annum).  Under the Amended Continental CPA, there is no downward limit for the annual adjustment therefore, in prolonged deflationary periods, the annual adjustment can be a negative percentage. The rates under the Amended Continental CPA are considerably lower than the pre-amendment rates and will result in lower overall revenues.  At this time, it is difficult to quantify the overall financial impact of the changes because the pre- and post-amendment agreements are substantially different, including with respect to the services covered.  Our results will depend, in part, on the utilization of our aircraft and the successful reduction of operating costs.  We originally derived significant amounts of revenue from the reimbursement, plus the 10% margin, for aircraft rent, fuel and other expenses.  Those expenses, and the corresponding revenue, will no longer be reflected on our financial statements as they will be incurred directly by Continental.  Moreover, the rates we earn will be fixed, except for certain costs that will continue to be trued-up with no margins, such as property taxes, sales and use taxes and landing fees and not tied to our expenses; consequently, we could be unprofitable if we do not manage our costs effectively.  We would need to aggressively reduce managed expenses under the agreement if aircraft are removed from service and returned to Continental.

            We remain dependent on Continental for the majority of our revenue and cash flows.

            For substantially all of 2009, we operated approximately 88% of our fleet under the Amended Continental CPA and continue to rely heavily on the financial and operational stability of Continental.  The domestic airline environment in the United States continues to be extremely challenging for all carriers and Continental experienced a loss for the full year of 2009.  Continental has indicated that its own business and financial results are subject to a number of risk factors, many of which are uncontrollable, including the amount of debt it carries, volatile fuel prices, delays in scheduled aircraft deliveries, its high labor and pension costs, service interruptions at one of its hub airports, disruptions to the operations of any of its regional operators, disruptions in its computer systems, and industry conditions, including the airline pricing environment, an economic downturn in the U.S. and global economies, industry capacity decisions, industry consolidation, terrorist attacks, regulatory matters, excessive taxation, the availability and cost of insurance, public health threats and the seasonal nature of the airline business.

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

            Our Amended Continental CPA could be terminated.

            For substantially all of 2009, we operated 214 aircraft for Continental under the Amended Continental CPA.  Continental retains the right to reduce the number of aircraft to a minimum of 190 aircraft at any time during the remainder of the initial term ending on June 30, 2015.   Additionally, Continental can also terminate the agreement:

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

•	at any time, without giving us notice or an opportunity to cure, if a change of control occurs as described in “—Continental Capacity Purchase and Other Agreements”.

            We could lose access to our aircraft, facilities and regulatory authorizations if the Amended Continental CPA were terminated.

            We currently lease or sublease all of our aircraft from Continental.  If Continental terminated the Amended Continental CPA for cause, it would have the right to terminate our leases and subleases for aircraft operated for Continental under the agreement at the time of termination.  Additionally, if Continental’s financial condition deteriorated and it filed for bankruptcy protection, it would have the ability to reject the leases or subleases on our aircraft.  There can be no assurance that Continental will have sufficient liquidity to fund its future operations and other financial obligations, especially in the event additional adverse factors beyond its control occur, such as declining passenger revenue mix from global economic recessions, volatile fuel prices, terrorist attacks or adverse regulatory rulings.

            Additionally, if the Amended Continental CPA were terminated for any reason, including termination at the end of its term on June 30, 2015, we could lose access to some or substantially all of our airport facilities and other services that Continental currently provides to us, as well as our take-off and landing slots and route authorities.  Continental leases most of the airport facilities that we use.  We could be required to vacate the terminal facilities (or all facilities if the termination resulted from our material breach of the Amended Continental CPA) that are subleased to us by Continental, and to use commercially reasonable efforts to assign to Continental or its designee any lease in our name where we fly for Continental.  Consequently, to offer commercial airline services in the same markets, we would have to arrange to use the same or other airport facilities, take-off or landing slots, route authorities and other regulatory authorizations used for scheduled flights at potentially higher rates.  In such event, we might not be able to gain appropriate access to airport facilities, slots or other authorizations at economically viable prices or at all.

            We may be responsible for additional taxes as a result of our tax agreement with Continental.

            Holdings has a tax agreement with Continental that provides, among other things, for payments to Continental of all or a significant portion of the tax benefits realized as a result of an internal reorganization done prior to Holdings initial public offering in 2002.  Since that time, Holdings has made net payments of approximately $122.5 million to Continental under the agreement and could pay Continental additional amounts through 2017.  Payments would be conditional on achieving taxable income and the ability to utilize tax benefits as allowed.

            Refer to Note 8, “Income Taxes,” in Notes to Consolidated Financial Statements for further discussion of income taxes, including the tax agreement with Continental.  If it were determined, as a result of an income tax audit or examination, that a significant amount of these tax benefits should not have been available, thus requiring us to pay additional taxes, interest and penalties to one or more tax authorities, and if at that time Continental were unable to indemnify Holdings for these amounts as contemplated in the tax agreement, then Holdings could be responsible for such tax payments, interest and penalties.

            Our operations under the United Express Agreement may not be profitable.

            We agreed to absorb certain expenses and make certain short-term rate adjustments associated with the transition of our aircraft into the United Express Agreement.  The foregoing includes expense related items such as painting the aircraft, interior refurbishments and a temporary mark-up discount through June 2010.

            Our United Express Agreement could be terminated.

          The United Express Agreement is subject to early termination in various circumstances including:

•	if Airlines or United fails to fulfill an obligation under the United Express Agreement for a period of 30 days after written notice to cure;
•	if Airlines' operations fall below certain performance levels for a period of three consecutive months for a period of three months within a six month period:
•

subject to limitations imposed by the U.S. Bankruptcy Code, if the other party becomes insolvent, fails to pay its debts when due, takes action leading to its cessation as a going concern, makes an assignment of substantially all of its assets, or ceases or suspends operations;

•	if bankruptcy proceedings are commenced against the other party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied; or
•

if Airlines operates, subject to certain exceptions, any additional regional jets to a marketing or code-share relationship with any party other than United or Continental to provide hub service at United's hubs in Chicago (O'Hare), Denver, Los Angeles (LAX), San Francisco, Seattle/Tacoma, or Washington, D.C. (Dulles International Airport).

            Exercise of the Warrant issued to United could significantly dilute our current stockholders.

            In connection with the United Express Agreement, we entered into an agreement with United which permits United to purchase up to 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock.   The exercise of the rights under this agreement by United will significantly change the ownership of our current stockholders.  In addition, the fair value of the warrant will be reflected in our financial statements as a reduction of passenger revenues over the life of the United Express Agreement, thereby negatively impacting the expected operating results of our Contract Flying segment.

            Our Corporate Aviation (charter) operations and other aviation services may affect our ability to operate profitably.

            The aircraft transitioned in 2006 from the Original Continental CPA and in 2008 from our Branded Flying operation to our Corporate Aviation (charter) division have been unprofitable to date.  Currently, the 38 aircraft deployed outside of the Continental Express operations and the associated risks relate to approximately 16% of our fleet; however, if the Amended Continental CPA were terminated, our fleet could be significantly reduced or these risks could extend across our entire fleet. The risks affecting our Corporate Aviation (charter) operations include:

•	our ability to create a profitable recognized brand and attract frequent group travelers;
•	the condition of the U.S. economy, including a prolonged global economic recession;
•	competitive responses from other charter operators and aviation service providers; and
•	our ability to obtain and finance any fleet expansion at acceptable rates of return.

                We may experience cost pressure as our labor force becomes more senior, and if attrition increases, we may not be able to replace our current workforce with candidates that meet our high recruiting and training standards.

            Labor costs, including medical and workers compensation costs, constitute a significant percentage of our total operating costs, and wage rates, in general, are increasing due to cost of living adjustments within our collective bargaining agreements.  In an effort to return to profitability, we reduced our work force significantly and obtained wage and salary concessions from each of our employee groups.  As a result, our employees may elect to seek other employment opportunities, thereby increasing our recruiting and training costs.  We cannot guarantee that we will be able to continue to find qualified personnel to fill any vacancies that may arise in the future.  As our workforce matures, we may not be able to sustain the impact of the resulting higher wage rates if competition or other economic conditions do not permit us to achieve necessary revenues.

            We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms.

            Approximately 73% of our employees are covered by collective bargaining agreements.  We are currently in negotiations with our dispatchers and mechanics whose contracts became amendable in 2009.  We will begin negotiations with our flight attendants and pilots as their contracts become amendable in 2010.  Deterioration in our labor relationships could significantly impact our operations and financial results.  Our contract with our production workers does not have a term but salaries are typically renegotiated each year.  We may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms.

            Amendments to the terms of the convertible notes increased our obligations and put our assets at risk.

            In August 2008, we commenced a repurchase offer for the 4.25% convertible notes due 2023 (the “Original 4.25% Convertible Notes due 2023”) and provide written notice to the trustee of our intention to pay the repurchase price wholly in shares of our common stock (the “Notes Exchange Offer”).  As a result and pursuant to the terms of the exchange offer, the Company issued 16,382,498 shares (reverse split adjusted) of common stock in payment of the repurchase price for the $59.7 million principal amount of the Original 4.25% Convertible Notes due 2023 validly tendered and to settle accrued and unpaid interest due August 1, 2008.

            Following the completion of the Notes Exchange Offer, $68.5 million aggregate principal of the Original 4.25% Convertible Notes due 2023 remained outstanding.  As previously disclosed, we have unilaterally amended the indenture governing the Original 4.25% Convertible Notes due 2023 in order to provide improved terms and additional flexibility for the note holders remaining after the exchange offer, including:

•

The obligations under the remaining notes are secured with a pro-rata portion (based on the portion that the remaining notes represent of the total convertible notes that were issued) of assets with an appraised value of approximately as of December 31, 2009 of $74.8 million, including approximately $39.5 million in spare parts and $35.3 million of spare engines;

•	the interest rate on the remaining notes was increased from 4.25% to 11.25% over the remaining note term; and
•	the noteholders have an additional put right on August 1, 2011.

            Noteholders of record on August 2, 2008, automatically began to receive the benefits of the supplemental indenture that become effective the same day.  From August 2, 2008 forward, the notes are referred to as the “11.25% Convertible Secured Notes due 2023”.  The terms of the 11.25% Convertible Secured Notes due 2023 could adversely affect our financial condition and make it more difficult to satisfy our obligations under the notes and our other contractual and commercial commitments.  The amendments also increased the cash required to service the interest on the notes.  If our business does not generate sufficient cash flow from operations in the future, we may be required to take actions such as curtailing our business activities, reducing capital expenditures, selling assets, incurring additional debt or seeking bankruptcy protection.  We may not be able to accomplish any of these actions on terms acceptable to us, or at all.  In addition, if we are unable to repay our obligations under the notes, the trustee could seek to foreclose on the assets securing the notes.  As of December 31, 2009, $52.1 million of our 11.25% Convertible Secured Notes due 2023 remain outstanding.

            Conversion of our convertible notes could dilute the ownership interest of existing stockholders.

            On August 1, 2011, holders of our outstanding 11.25% Convertible Secured Notes due 2023 may require us to repurchase their notes.  We may pay the repurchase price in cash or in stock.  The conversion of some or all of our 11.25% Convertible Secured Notes due 2023 would dilute the ownership interests of existing stockholders.  Any sales in the public market of the common stock issuable upon conversion of the notes could adversely affect prevailing market prices of our common stock.  In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could further depress the price of our common stock.  Finally, if we do not continue to meet the listing standards with the NYSE, we could be subject to delisting, which would constitute a default under our 11.25% Convertible Secured Notes due 2023 and could result in the obligation to repay the notes in cash at par.  There is currently $52.1 million aggregate principal amount outstanding of our 11.25% Convertible Secured Notes due 2023.

            We may be unable to obtain all of the parts or related support services we expect from Embraer to operate our aircraft.

            We operate a single fleet type produced by a single manufacturer; consequently, our operations could be materially adversely affected by:

•	Embraer’s inability to provide sufficient parts or related support services on a timely basis -- especially in light of its announcement to cease the production of our current fleet type;
•	the issuance of FAA directives restricting or prohibiting the use of Embraer regional jets or parts;
•	unscheduled or unanticipated maintenance requirements; or
•	force majeure events that prevent Embraer from performing under the lease agreement.

            Conversely, if we choose to operate another aircraft type in the future, for a time we will not have the maintenance expertise we have acquired with our current fleet, training costs would increase, and parts and inventory costs would rise.

            Maintenance costs will likely increase as the average age of our fleet increases.

            As the average age of our fleet increases, our aircraft maintenance costs will likely increase.  We perform routine inspection and maintenance of our aircraft engines and airframes at intervals required by the FAA.

            Additionally, under the Rolls Agreement, we are charged a fixed rate based on flight hours incurred during a month.  The rates are subject to annual revisions based on specified labor and material indices.  We also have power-by-the-hour agreements with other vendors to cover various components and systems on our aircraft.

            Our average maintenance costs under these agreements could increase and adversely impact our results of operations. We may also incur increased maintenance costs if we have to address any new FAA or Embraer maintenance directives.

            For the majority of our aircraft not covered in the Amended Continental CPA, we expect to incur unreimbursable costs related to the replacement of certain life-limited parts, primarily engine parts, in the near future as these parts approach their cycle limits.

            Reductions in insurance coverage or increases in rates could adversely impact our operations and financial results.

            The terrorist attacks of 2001 led to a significant increase in insurance premiums, as well as a decrease in the coverage available to commercial air carriers. We carry insurance for public liability, passenger liability, property damage and damage to our aircraft.  The Homeland Security Act of 2002 currently requires the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial air carriers through August 31, 2010.  If any of our insurance programs terminated, the Company would likely face a material increase in the cost of war-risk insurance.

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

            Our costs are mainly driven by the flight schedule determined by Continental, Continental’s own cost structure or factors that are outside our control, or in some instances even Continental’s control (such as aircraft rent, fuel, insurance and property taxes).  As a significant portion of our costs are wages that are contractually agreed with our labor work groups, we may not be able to restructure our costs effectively to compete with other carriers.

            Our business is subject to extensive government regulation and we may incur additional costs to comply with such regulations.

            Our business is subject to extensive government regulation.  As evidenced by the enactment of the ATSA, airlines are subject to extensive regulatory and legal compliance requirements that can or may result in significant costs.  The FAA and other governmental agencies such as the EPA from time to time issue directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures.  Some requirements cover, among other things, excessive tarmac delays, security measures, collision avoidance systems, potable water standards, noise abatement and other environmental matters, commuter aircraft safety and increased inspections and maintenance procedures conducted on older aircraft.

            We expect to continue incurring expenses to comply with these regulations.  In addition, if any of these regulations, including the new rule adopted by the DOT limiting airline tarmac delays, caused us to cancel flights, it would result in a reduction in our revenue.

            Other regulatory actions that may be taken in the future by the U.S. government to address climate change or limit the emission of greenhouse gases by the aviation sector are unknown at this time.    Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation.   Such legislative or regulatory action by the U.S., state or foreign governments currently or in the future may adversely affect our business and financial results.

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

            As climate changes cause more severe weather occurrences, including periods of fog, icy conditions, storms, hurricanes or other adverse weather conditions, our operations could be materially impacted if flights were significantly reduced.  Under the Amended Continental CPA and the United Express Agreement, we are not fully protected against cancellations due to weather or air traffic control restrictions, which could adversely affect our operating results and our financial condition.

            Additionally, in operating our aircraft for other airlines or under charter contracts we may be exposed to the volatility of fuel prices.  Both the cost and availability of fuel are subject to various economic and political factors and events occurring throughout the world.  Significant changes or extended periods of high fuel cost or fuel supply disruptions could materially affect our operating results.  Our ability to pass on increased fuel costs through contract pricing is limited by several factors, including economic and competitive conditions.  Additionally, under the Amended Continental CPA and the United Express Agreement, if the unavailability of fuel caused us to cancel flights, our incentive revenue would be reduced.  The cost and availability of adequate supplies of fuel could have a material adverse effect on our operating results and our financial condition in the future.

            Our reliance on technology and the technology of our operating partners could be harmful in the event of system failure.

            We rely heavily on automated systems and technology to operate our business, including flight operations and telecommunications.  Any disruptions in these systems or the systems of our operating partners due to internal failures of technology or external interruptions, such as power outages, could result in the loss of critical data and/or cancellation of flights and have an adverse effect on our results of operations.

            Our operations and financial condition could be adversely affected as a result of an aviation accident.

            An accident or incident involving one of our aircraft could involve repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service, as well as significant potential claims of injured passengers and others.  In the event of an accident, our liability insurance may not be adequate and we may be forced to bear substantial losses from the accident.  Substantial claims resulting from an accident in excess of our related insurance coverage would harm operational and financial results.  Moreover, any aircraft accident or incident could create a public perception that we are less safe or reliable than other airlines.

Item 1B.  Unresolved Staff Comments

            We do not have any unresolved comments from the SEC’s staff as of the date of this filing.

Item 2.  Properties

Flight Equipment

            As shown in the following table, our operating fleet consisted of 244 regional jets as of December 31, 2009.

Type	Total Leased Aircraft

ERJ-145XR	104
ERJ-145LR	117
ERJ-145ER	23

Total	244

            All 244 aircraft were placed into service prior to 2007.  During 2009, our remaining 50 options with Embraer for aircraft purchases within the ERJ-145 Family expired unexercised.

Facilities

            Airports

            We lease all of our airport passenger facilities either directly with the airport authorities or in some cases, through arrangements with Continental, on a net-rental basis.  Our largest operational centers are at Houston’s George Bush Intercontinental Airport, which is approximately 155,000 square feet, with 33 passenger loading bridges and 15 hardstand positions in Terminal B and 4 passenger loading bridges and 7 hardstand positions in Terminal D; Cleveland’s Hopkins International Airport, of which we have approximately 106,000 square feet and 12 passenger loading bridges and 6 hardstand positions in Terminal D; and Newark Liberty International Airport, where we operate out of Continental’s Terminal A with up to 14 passenger loading bridges and 2 hardstand positions.  In addition, at each of Continental's three domestic hubs and many other locations, our passenger and baggage handling space is provided by Continental on varying terms dependent on the prevailing practice at each airport.  If the Amended Continental CPA were terminated, we might be required to vacate the terminal facilities (or all facilities if the termination resulted from our material breach of the agreement) that are subleased to us by Continental, and to use commercially reasonable efforts to transfer to Continental or its designee any lease in our name.  For further discussion of our airport facilities, slots and route authorities, refer to Item 1, Business.  For a period of five years following the termination of the Amended Continental CPA, if we wanted to transfer our interests in any of our facilities used to fulfill our obligations under the agreement, Continental would need to consent to the transfer (where Continental is the sublessor) and has a right of first refusal to acquire our interests in those facilities that we lease from parties other than Continental.

            As of December 31, 2009, we continue to lease approximately 5,000 square feet of terminal space including one gate at the Will Rodgers World Airport in Oklahoma City, Oklahoma; 2,000 square feet of terminal space at the Louisville International Airport in Louisville, Kentucky and 1,668 square feet of terminal space and one gate at the Boise Air Terminal in Boise, Idaho previously associated with our Branded Flying.  Our facilities team has been very aggressive in working to sublease or terminate the leases associated with the remaining Branded Flying lease obligations which expire between June 2010 and December 2010.  All expenses associated with the leases were recorded in our Consolidated Statement of Operations for the year ended December 31, 2008 after Branded Flying operations were suspended.

            Corporate Offices and Other

            Our Houston headquarters building is comprised of executive, administrative and operations control departments, occupying approximately 42,000 square feet of leased space.  We also lease a second building that consists of 18,000 square feet for executive and administrative staff and 50,000 square feet of production and warehouse space utilized by InTech.  To reduce overhead expenses, we moved executive and administrative staff from our second building utilized by InTech to our headquarters building and are working to sublease the space.  Additionally, we lease a 57,000 square foot training center containing numerous simulators, training devices and corresponding training and administrative staff.

            Maintenance Facilities

            In addition to our airport passenger facilities, we currently operate six major maintenance facilities (hangars/shops) in Houston, Cleveland, Newark, Knoxville, Shreveport and Richmond, as well as four satellite line maintenance facilities in other cities.  Additionally, XJT Mexico, Inc., a wholly owned subsidiary of Holdings, owns three buildings consisting of approximately 96,000 square feet of hangar space and 3,000 square feet of administrative space in Saltillo, Mexico that is leased to Saltillo for use in its aircraft painting business.  We are responsible for maintenance, taxes, insurance and other facility-related expenses and services at these facilities.

Item 3.  Legal Proceedings

            In July 2009, we entered into a settlement agreement related to our auction rate securities (“ARS”) litigation against RBC Capital Markets Corporation et al. (collectively “RBC”) with respect to certain ARS purchased from RBC. Among other terms, the settlement agreement provided for RBC to immediately repurchase ARS with an aggregate par value of $18,000,000 it sold to ExpressJet for 87.5% of par value.  Additionally, if within twelve months of the date of the execution of the settlement agreement, any of the ARS is redeemed or refinanced by its issuer and RBC is paid a sum representing greater than 87.5% of the par value of that ARS, we are to be paid a sum representing the difference between (1) 87.5% of the par value of that ARS and (2) the sum actually received by RBC.  As part of the settlement agreement, we dismissed our lawsuit against RBC and released claims related to RBC’s sale of the ARS to us.

            In September 2009, we initiated litigation against Bank of America Corporation et al. (“BOA”) related to ARS that BOA sold to ExpressJet in January 2008.  During the fourth quarter of 2009, we consummated four separate transactions pursuant to which we sold $5.0 million of ARS purchased from BOA for 90.5% of the face value of the securities, $10.0 million of ARS purchased from BOA for 90.0% of the face value of the securities and $4.95 million of ARS purchased from BOA for 93.0% of the face value of the securities.  As of December 31, 2009, the aggregate par value of our remaining ARS holdings purchased from BOA was $1.1 million.

            In October 2009, we finalized an agreement with Flight Services and Systems, Inc. (“FSS”) pursuant to which, among other things, FSS repurchased our 44% interest and each party granted the other a mutual release of all present and future claims against the other.  The purchase price received from FSS consisted of $1.0 million and a promissory note in the amount of $600,000, which note is payable in sixty (60) equal monthly installments of principal plus interest.  The first payment was received in December 2009.  Our investment in FSS totaled $1.2 million immediately prior to this agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders

            None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

            Our common stock trades on the NYSE under the symbol “XJT”.  The table below shows the high and low sales prices for our common stock as reported on the NYSE’s composite tape for the periods indicated.

            Effective as of October 2, 2008, every 10 shares of our common stock was combined into one share of common stock through a reverse stock split (the “Reverse Split”).  The Reverse Split affected all shares of common stock and stock options of the Company outstanding immediately prior to the effective time of the reverse stock split.  The following table reflects Reverse Split adjusted stock prices for periods prior to October 2, 2008:

	Common Stock

	High	Low

2009
First Quarter	$1.92	$0.86
Second Quarter	$1.97	$1.05
Third Quarter	$3.22	$1.25
Fourth Quarter	$5.23	$2.45

2008
First Quarter	$35.40	$15.00
Second Quarter	$33.90	$5.50
Third Quarter	$6.70	$1.60
Fourth Quarter	$2.33	$0.86

            As of February 26, 2010, there were 160 holders of record of our common stock.

            We have not paid any cash dividends on our common stock and have no current intention of doing so.

Performance Graph

            The following graph compares the cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) of the American Stock Exchange Airline Industry Index, the Russell 2000 Index and the NYSE Composite Index as if $100 were invested in our commson stock and each of those indices on December 31, 2004:

170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
0
12/31/2004
12/31/2005
12/31/2006
12/31/2007
12/31/2008
12/31/2009
ExpressJet Holdings, Inc.
New York Stock Exchange Composite Index
Russell 2000 Index
American Stock Exchange Airline Industry Index

	12/31/04	12/31/05	12/30/06	12/29/07	12/31/08	12/31/09

ExpressJet Holdings, Inc. (1)	$100.00	$62.81	$62.89	$19.25	$1.32	$3.74
American Stock Exchange Airline Industry Index	100.00	90.60	97.02	57.09	40.38	56.26
Russell 2000 Index	100.00	103.32	120.89	117.57	76.65	95.98
NYSE Composite Index (2)	100.00	106.95	126.05	134.35	79.41	99.10

(1)

Prices for ExpressJet are on a post Reverse Split basis and reflect the prices of the consolidated tape of all trading platforms where XJT traded during the period we were subject to the sub-penny halt rule and not trading on the floor of the NYSE.

(2)

The NYSE Composite Index is designed to measure the performance of all common stocks listed on the NYSE, including Advanced Drawing Rights, Real Estate Investment Trusts and tracking stocks.  In January 2003 the NYSE reintroduced the NYSE Composite Index under a new methodology that is fully transparent and rule-based.  Under the new methodology, all closed-end funds, Electronic Trading Funds, limited partnerships and derivatives are excluded from the index.

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

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)(3)

Jan 2009	51,044	$1.78	51,014	$10.1
Feb 2009	43,540	1.13	43,531	10.1
Mar 2009	2,550,781	1.07	2,550,437	6.1
Apr 2009	8,438	1.12	8,415	6.1
May 2009	390,063	1.32	386,300	5.5
Jun 2009	4	1.38	—	5.5
Jul 2009	(3)	1.59	—	5.5
Aug 2009	20	1.56	—	10.0
Sep 2009	75	2.78	—	9.7
Oct 2009	16	2.47	—	9.7
Nov 2009	—	—	—	9.7
Dec 2009	15	3.65	—	9.7

Total	3,043,993	$1.11	3,039,697	$9.7

(1)

Shares shown include shares of our common stock repurchased within our Board approved securities repurchase program as well as shares withheld to satisfy individual employee tax obligations arising upon the vesting of restricted stock awards.  Shares withheld to satisfy tax obligations do not count against our securities repurchase program.

(2)	Amounts shown relate only to shares of our common stock repurchased within our Board approved securities repurchase program.
(3)

Amounts shown reflect repurchases of our common stock, repurchases of our Original 4.25% Convertible Notes due 2023 and repurchases of our 11.25% Convertible Secured Notes due 2023 included within our Board approved securities repurchase program.

            In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the Board authorized the inclusion of our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023), within the previously announced program.  Our Board authorized an additional $15 million in 2008 and $10 million in 2009 to be utilized for purchases within this program.  Repurchases have been made from time to time in the open market and in privately negotiated transactions; the timing of any repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.

            In 2009, we repurchased 3.0 million shares of our common stock and $8.7 million par value of our 11.25% Convertible Secured Notes due 2023.  As of December 31, 2009, a balance of $9.7 million remained in the program for additional repurchases.

Item 6.  Selected Financial Data

            This selected financial data should be read together with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

            In 2009, ExpressJet continued to transition its business by focusing on contractual flying arrangements.  In addition, we placed emphasis on improving our balance sheet in light of the pressures of industry-wide capacity reductions and continued difficulties in the global economy.  These efforts included the repurchase of $8.7 million of our 11.25% Convertible Secured Notes due 2023 in the open market, which reduced the outstanding principal balance of our convertible notes from $60.8 million as of December 31, 2008 to $52.1 million as of December 31, 2009.  We also repurchased 3.0 million shares of our common stock in 2009.  In late 2009, we began to reallocate aircraft within our fleet to immediately support existing capacity needs of United under the United Express Agreement.  Additionally, revenues increased over 40% in 2009 within our Corporate Aviation (charter) division.

            The following selected financial data, excluding operating statistics, have been derived from our audited financial statements.  The financial information included in this report is not necessarily indicative of our future results of operations, financial position and cash flows.  For a discussion of some of the key factors that could have an adverse effect on our results of operations, financial position and cash flows, refer to Item 1A, Risk Factors.

            As discussed in Note 1, “Adjustments and Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements, our Consolidated Financial Statements for each period presented have been adjusted for the retrospective application of the Cash Conversion Subsections of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20, “Debt with Conversion and Other Options – Cash Conversion” (“Debt with Conversion Options Subtopic”).

	Year Ended December 31,

	2009	2008(6)	2007(6)	2006	2005

	(In thousands, except per share data) (Reverse Split adjusted)
Statement of Operations Data:
Operating revenue (2), (5)	$688,258	$1,318,213	$1,685,545	$1,682,156	$1,562,818
Operating expenses (2), (3)	735,442	1,434,668	1,792,416	1,541,085	1,406,275
Operating income (loss)	(47,184)	(116,455)	(106,871)	141,071	156,543
Non-operating income (expense), net (4)	(9,185)	18,882	(10,292)	(4,379)	(10,837)
Net income (loss) (7)	(3,306)	(95,058)	(76,241)	86,511	92,706
Basic earnings (loss) per share (1)	(0.21)	(8.44)	(14.20)	16.06	17.13
Diluted earnings (loss) per share (1)	(0.21)	(8.44)	(14.20)	15.65	16.48
Weighted average number of shares used in computations:
Basic (1)	15,398	11,265	5,369	5,386	5,412
Diluted (1)	15,398	11,265	5,369	6,153	6,172

(1)

Refer to Note 10, “Earnings / (Loss) Per Share,” in Notes to Consolidated Financial Statements for the reconciliation of the numerator and denominator of basic earnings per share (“Basic EPS”) to the numerator and denominator of diluted earnings per share (“Diluted EPS”) for the years ended December 31, 2009, 2008, and 2007. Shares and per share data figures for 2007, 2006, and 2005 have been adjusted to reflect the Reverse Split that occurred in 2008.

(2)

Our operating revenue and operating expenses for 2008, 2007 and 2006 include reclassifications between operating expense line items and between operating revenue and operating expenses.  These reclassifications were not material to previous years.

(3)

Our operating expenses for 2009 include impairment of fixed assets of $1.3 million.  The operating expenses for 2008 include impairment of fixed assets and goodwill of $20.8 million and special charges of $22.4 million.

(4)

Non-operating income (expense), net includes amortization of debt discount of $4.9 million in 2009 and $10.5 million in 2008; gains of $29.9 million from extinguishment of debt in 2008; settlement of fuel contracts of $23.1 million in 2008; and impairment charges on investments totaling $21.5 million in 2008.

(5)

Reimbursable costs under the Amended Continental CPA are recorded to revenue.  The reimbursable expenses are different under the terms of the Amended Continental CPA versus the Original Continental CPA, and therefore revenues are inconsistent with prior periods, beginning July 2008.

(6)	In April 2007, we launched our Branded Flying operation which resulted in our being at-risk for all expenses, including fuel and marketing expenses. These operations were suspended in September 2008.
(7)	In 2009 we recorded an income tax benefit of $53.1 million, including a $17.1 million income tax refund receivable associated with recent tax legislation, resulting in a diminished loss for 2009.

	As of December 31,

	2009	2008	2007	2006	2005

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments (including restricted cash)	$107,800	$119,357	$214,279	$302,860	$236,503
Amounts due from Continental, net	—	—	—	—	4,832
Total assets	360,458	388,889	597,608	637,029	560,270
Amounts due to Continental, net	1,687	1,539	4,726	3,522	—
Note payable to Continental	—	—	—	—	17,545
Other long-term debt and capital lease obligations, including current maturities (1)	44,425	49,061	140,605	134,318	126,138
Stockholders' equity	196,130	197,683	236,837	315,724	225,974

(1)

Subsequent to August 1, 2008, our 11.25% Convertible Secured Notes due 2023 were reclassified from current liabilities to long-term liabilities as Holders of this debt have the right to require that we repurchase their notes on August 1, 2011, 2013 and 2018.  For further details related to our 11.25% Convertible Secured Notes due 2023, refer to Note 7, “Long-term Debt” in Notes to Consolidated Financial Statements.

	Year Ended December 31,

	2009	2008	2007	2006	2005

Operating Statistics:
Revenue passenger miles (millions) (1)	8,033	9,564	10,071	10,297	8,938
Available seat miles (millions) (2)	10,449	12,606	13,575	13,200	11,973
Passenger load factor (3)	76.9%	75.9%	74.2%	78.0%	74.7%
Operating cost per available seat mile (cents) (4)	7.03	11.38	13.20	11.67	11.75
Block hours (5)	677,293	828,840	916,756	916,718	827,369
Operating cost per block hour (dollars) (6)	1,085	1,731	1,956	1,681	1,700
Departures	363,758	433,289	489,489	491,598	449,928
Average price per gallon of fuel, including fuel taxes (dollars) (7)	2.43	1.32	1.00	0.71	0.71
Fuel gallons consumed (millions) (7)	5.5	172.9	323.2	319.1	295.5
Average length of aircraft flight (miles)	576	594	569	549	545
Average daily utilization of each aircraft (hours) (8)	7.60	8.50	9.17	9.24	8.87
Completion factor	98.2%	97.4%	97.6%	97.9%	97.7%
Revenue passengers (thousands)	13,464	15,629	17,365	18,173	16,076
Actual aircraft in fleet at end of period	244	244	274	274	266

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
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
(7)

Beginning in 2007, our fuel activity includes purchases to support our various business platforms outside of the Amended Continental CPA.  These purchases were executed through agreements with independent third parties.  Under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel for all flights operating as Continental Express; therefore, the related fuel expense is no longer included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.  Prior to July 1, 2008 under our fuel purchase agreement with Continental, fuel and fuel tax expense were reconciled to the lower of the actual costs or the agreed-upon caps.  From 2003 through July 1, 2008, our caps on fuel and fuel taxes, for aircraft operating under the Original Continental CPA, were 66.0 cents and 5.2 cents per gallon, respectively.

(8)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft in revenue service is operated.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The information contained in this section has been derived from, is provided as a supplement to, and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto contained in “Financial Statements and Supplementary Data” of this report.  This section contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those described in “Forward-Looking Statements” and in Item 1A, Risk Factors.

Overview

            The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand our operations and our current business environment.  MD&A is provided as a supplement to — and should be read in conjunction with — our Consolidated Financial Statements and the accompanying notes thereto contained in “Financial Statements and Supplementary Data" of this report. This overview summarizes MD&A, which includes the following sections:

•	Our Business — a general description of our business, including our business segments; our objective; focus areas; and challenges and risks of our business.
•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.
•	Operations Review — an analysis of our consolidated results of operations, including appropriate segment disclosures, for the three years presented in our Consolidated Financial Statements.
•

Liquidity, Capital Resources and Financial Position — an analysis of cash flows; off–balance sheet arrangements and aggregate contractual obligations; an overview of financial position; and the impact of inflation and changing prices.

Our Business

            We are one of the largest regional airlines in the world.  We currently operate 244 Embraer regional jets and have over 5,600 employees.  We have three primary categories of operations:

•	Scheduled regional airline service for mainline partners;
•	Dedicated charter operations; and
•	Third-party aviation services provider of airport ground handling, aircraft maintenance, aircraft refurbishment (interiors and paint) work and aircraft cleaning.

            Our main business focuses on providing regional airline service that feeds passengers to our partner’s hub airports.  Due to the fact that our service is provided under our partner’s brand name, the ExpressJet brand is relatively unknown to the public.  During 2009, our primary partner was Continental, a member of the Star Alliance.  We are an integral part of Continental’s network, bringing customers to and from its hubs in Houston, Newark and Cleveland who connect to or from their flights.  As a result of the low cost per trip for 50-seat regional jets when compared to alternative aircraft, ExpressJet is able to bring jet service to many areas that would not otherwise have air service.  These smaller communities gain non-stop air service to partner hubs along with connections to worldwide destinations from the hubs that ExpressJet feeds.  During 2009, we completed 349,733 departures as Continental Express under the Amended Continental CPA.  In November 2009, we added a second long-term partner when United, another member of the Star Alliance, announced a multi-year arrangement with us for 22 aircraft flying as United Express pursuant to the United Express Agreement.  The agreement will have an initial term of three years for 11 aircraft and two years for the remaining 11 aircraft, and will have a renewal option, at United’s election, for additional periods up to a total term of five years.  From an industry perspective during 2009, we were the third largest regional airline based on passengers enplaned behind only American Eagle and SkyWest.

            We operated a total of six aircraft under the United Express Agreement as of December 31, 2009 and a total of 16 aircraft under the United Express Agreement as of February 17, 2010.  The remaining six long-term aircraft will begin operating under the United Express Agreement on March 1, 2010.

            From May 2010 through December 2010, we will fly up to ten additional aircraft on a short-term basis for United Express in the current ExpressJet livery.  United will have the option to renew the operation of these aircraft for up to four additional periods of not less than thirty days per renewal period.  United must notify us of its intention to renew for the initial renewal period no later than June 15, 2010 for the first six supplemental aircraft and August 15, 2010 for the remaining four additional aircraft.  We have also agreed to a framework that would allow United to extend the renewal notice deadline for each aircraft upon certain terms and conditions.

            Under the United Express Agreement, we expect the following monthly fleet plan for United Express for the first half of 2010.

Month	Aircraft Added	Total Operating as United Express

February	6	16
March	6	22
April	—	22
May	10	32
June	—	32

            If the renewal option is not exercised, the ten aircraft will be removed from service and placed into the Corporate Aviation (charter) operation as follows:

Renewal Date	Potential Aircraft Removed	Remaining Total Operating as United Express

October 15	3	29
November 15	3	26
December 15	4	22

            In 2010, our continued exceptional performance will be a key to our success.  Historically, we perform at or near the top of the rankings for fewest carrier caused delays or cancellations as measured by the DOT.  An industry-leading performance for this metric is key for two reasons:

•

Our mainline partners, Continental and United, depend on us to provide exceptionally reliable operations to complement their brand by providing seamless customer service, evidenced by few customer complaints and passenger survey scores; and

•	We are paid on a per block hour basis by our mainline partners. If the flight does not operate, we do not earn revenue.

            We have been a leader in reliability within the airline industry regarding carrier-caused delays since we became a DOT reporting carrier in 2002.

            In addition to providing regional airline service for legacy carriers, we operate one of the world’s largest dedicated charter passenger fleets through our Corporate Aviation (charter) division.  A core advantage of this fleet of aircraft is the highly competitive lease rates as provided to us under the Amended Continental CPA.  In 2009, we operated a dedicated charter fleet of 30 aircraft in our Corporate Aviation (charter) division.  In 2010, the number of aircraft in this division will fluctuate between six aircraft and 16 aircraft, depending on the number of aircraft needed to support flying for United under the United Express Agreement.  With a near-perfect operational record, we spent 2009 focusing on improving the margins associated with these operations.  We expect these efforts, coupled with a smaller number of aircraft dedicated to our Corporate Aviation (charter) division in 2010, should improve our returns in this line of business.

            Our fleet of 244 aircraft is planned to be allocated as follows during 2010:

•	206 aircraft operating for Continental as Continental Express pursuant to the Amended Continental CPA;
•	22 aircraft operating for United as United Express pursuant to the United Express Agreement, increasing to as many as 32 aircraft from May 2010 to December 2010; and
•	16 aircraft operating in our Corporate Aviation (charter) division, decreasing to as few as six aircraft from May 2010 to December 2010.

            Finally, we operate several non-flying businesses or third-party aviation services, including ground handling and aircraft cleaning operations, an aircraft paint facility in Mexico and an aircraft interiors shop in Houston.  We operate each of these businesses under ExpressJet Services.  In addition to offering these services to our partners and other industry participants, we also use these services as a vehicle to diversify our revenue streams and control costs associated with our flying operations.  For example, each of the aircraft utilized under the United Express Agreement will be painted at our aircraft paint facility.

            Prior to 2009, we experienced numerous challenges that caused us to transition our business to the three operations described above.  These challenges and our responses include:

•

Record high fuel prices – we suspended Branded Flying and elected to more tightly align with Continental under the Amended Continental CPA, which permitted Continental to better weather the crippling effect of high fuel costs;

•	Highly leveraged balance sheet – we reduced debt through our Exchange Offer and our securities repurchase program;
•

Non-diversified revenue stream – we enlarged the fleet within our Corporate Aviation (charter) division and began reaching out to other legacy carriers to solicit flying opportunities (which led to our summertime flying with United during 2009); and

•	Declining revenues due to the Amended Continental CPA – we focused on reducing expenses, including obtaining labor concessions.

            In 2009, we worked to complete our transition, weather the worldwide economic recession and take advantage of strategic opportunities to increase aircraft productivity, while also continuing to improve our balance sheet.  The financial and operational highlights for 2009 are as follows:

Full Year 2009 Financial Highlights

•	Improved our operating cash flow used in operating activities by approximately $44 million;
•	Reduced expenses by 48.7% (versus full year 2008) due to the Amended Continental CPA and suspension of non-profitable branded flying operations;
•

Claimed and recorded a $17.1 million tax refund from the Internal Revenue Service allowed under the "Worker, Homeownership, and Business Assistance Act of 2009" that permitted Holdings to elect to carry back its 2008 net operating loss five years;

•

Allocated an additional $10 million to our securities repurchase program – purchasing our outstanding 11.25% Convertible Secured Notes due 2023 at discounted prices to par value at the time of purchase;

•	Sold $32.3 million of our ARS holdings through settlements and sales in the open market;
•	Incentivized Continental to increase our utilization during fourth quarter 2009 by providing a discount at certain utilization above target levels;
•	Experienced increased wage pressure due to the seniority of our workforce and a significant decrease in employee attrition;
•	Adjusted the block hour revenue rate we earn from Continental by 2% versus historical rates of between 3% to 4%; and
•	Grew Corporate Aviation (charter) revenue to $56.7 million, an over 40% increase from 2008.

Full Year 2009 Operational Highlights

•	Continued to fly at low utilization levels during most of the year due to decreased demand;
•

Completed 99.9 percent of our 367,808 scheduled flights during the year for items we could control (maintenance, crews and scheduling) and operated 98.2 percent of all scheduled flights considering all cancellation types;

•	Added United as a new long-term partner;
•	Maintained near-perfect operations in the Corporate Aviation (charter) division for 2009; and
•	Finished the year servicing 42 contracts at 30 stations within our aviation services division and added a new type of contract in December 2009 – aircraft cleaning.

            Liquidity

            With the challenges facing our company, the airline industry as a whole and the global economic recession, we believe the managing costs and cash preservation are crucial to sustain our liquidity and meet our financial obligations throughout 2010.  Achieving these initiatives is essential at this time to maintain an appropriate operating margin and to preserve our cash.  These include, individually or in combination, if required:

•	Collaborating with third-party vendors to manage supply costs;
•	Managing working capital effectively (i.e., accounts payable, accounts receivable, and inventory);
•	Selling our remaining ARS holdings;
•	Selling nonstrategic or surplus assets; and
•	Managing capital expenditures to only those required by law or operational necessities.

            We believe that our existing liquidity and projected 2010 cash flows, including the incremental sources of liquidity described above will be sufficient to fund current operations and our financial obligations through December 31, 2010.  However, as noted in Item 1A. Risk Factors within this report, factors outside of our control may dictate that we alter our current plans and expectations and could have a material adverse impact on our ability to sustain operations over the long term.

            See further discussion of our liquidity below in the “Liquidity, Capital Resources and Financial Position” section.

            Our Business Segments

            For the year ended December 31, 2009, ExpressJet had two reportable segments which are the basis of our internal financial reporting:  Contract Flying and Aviation Services.

            Contract Flying includes flying conducted in our Corporate Aviation (charter) division, under the Amended Continental CPA and under the United Express Agreement.  Under Contract Flying, revenues are contractually determined, eliminating our exposure to fluctuations in fuel prices, fare competition and passenger volumes.  Under these arrangements, our partners bear the revenue risk and cost of marketing and distribution on our aircraft while we are responsible for the operation and maintenance of the aircraft.

            Aviation Services includes our ground-handling services pursuant to contracts with Continental and other airlines at airport locations across the United States, as well as those performed by ExpressJet Services.  Under ExpressJet Services’ brand, we paint aircraft and repair composite structures, aircraft interiors (including refurbishment of seats, galleys, lavatories and panels) and thrust reversers throughout our four facilities in the United States and Mexico.

            Our Objective

            Our goal is to return to profitability by efficiently utilizing our assets and through a strong commitment by our management and employees.  Our plans for returning to profitability include:

•	Delivering the best products and services to a diversified base of customers.
•	Assisting our partners in development of winning networks, and creating ways to expand these relationships.
•	Being a great place to work where people are encouraged to achieve their best performance.

            Contract Flying – Amended Continental CPA

            A significant portion of our revenue and cash flows is attributable to the Amended Continental CPA.  Under the Amended Continental CPA, Airlines operates flights on behalf of Continental as Continental Express.  For a detailed discussion of the Amended Continental CPA, refer to Note 2, “Contract Flying,” in Notes to Consolidated Financial Statements.

            Contract Flying – United Express Agreement

            In February 2010, we entered into the United Express Agreement with United tofly 22 ERJ-145 aircraft as United Express beginning December 1, 2009.  The United Express Agreement has an initial term expiring on April 30, 2012 for 11 aircraft and on April 30, 2013 for the remaining 11 aircraft, and contains a renewal option, at United’s election, for additional periods up to a total term of five years.  Under this arrangement, United must notify ExpressJet of its intention to renew each group of aircraft not less than six month’s prior to the end of the term for such aircraft.  Additionally in February 2010, we entered into the First Amendment to the United Express Agreement with United, pursuant to which we will fly up to ten additional aircraft for United in the current ExpressJet livery from May 2010 through December 2010.   United will have the option to renew these supplemental aircraft for up to four additional periods of not less than thirty days per renewal period.  Under this arrangement, United must notify ExpressJet of its intention to renew for the initial renewal period no later than June 15, 2010 for the first six supplemental aircraft and August 15, 2010 for the remaining four additional aircraft.  In an effort to provide United with increased flexibility, the amendment allows United to extend the renewal deadline for each aircraft upon certain terms and conditions.  If United elects not to extend the term of the supplemental aircraft, the ten aircraft will be removed from service, and placed into the Corporate Aviation (charter) operation.  For a detailed discussion of the United Express Agreement, refer to Item 1, Business.

            Contract Flying – Corporate Aviation

            Towards the end of 2008, we expanded our Corporate Aviation (charter) division to 30 aircraft.  In 2009, these aircraft were subject to long-term agreements and other ad-hoc charter service arrangements.  Our Corporate Aviation (charter) division continues to focus on corporate shuttles, entertainment / sports, and government businesses.  Certain Corporate Aviation (charter) customers typically provide deposits for flights based on a percentage of estimated charges to be incurred.  These prepayments are held in escrow and recorded as restricted cash and deferred revenue until the flights are completed.  At that time we recognize the associated revenue and release the funds from escrow into our cash account.

            The aircraft in the Corporate Aviation (charter) division are flown under Airlines’ operating certificate issued by the FAA.

            All of our seats for these aircraft are leather, memory foam cushioned seats and include XM Satellite Radio with over 100 channels of audio entertainment.  In addition to our basic amenities (such as providing blankets to each passenger and standard catering) customized flight service options give customers an opportunity to create a unique flight experience.

            Aviation Services

            Aviation Services includes our ground-handling services pursuant to our contracts with Continental and other airlines at airport locations across the United States, as well as ExpressJet Services.  We will continue to leverage our operational expertise developed from this business segment to cost-effectively serve our current customers and attract new customers.  Need to add in aircraft cleaning contract.

            Our 2010 Outlook

            The International Air Transport Association (“IATA”) reported December and full-year 2009 demand statistics for international scheduled air traffic that showed the industry ending 2009 with the largest ever post-war decline. Passenger demand for the full year was down 3.5% with an average load factor of 75.6%.  IATA predicted that the airline industry permanently lost 2.5 years of growth in passenger markets and that revenue improvements will be at a much slower pace than the demand growth.

            Seasonally adjusted demand figures for December compared to November 2009 indicate a 1.6% rise in passenger traffic.

            December 2009 passenger demand recorded a 4.5% improvement compared to December 2008, with a load factor of 77.6%.  While this is an 8.4% demand improvement from the February 2009 low point, it is still 3.4 points below the early 2008 peak.

            The economic recovery and continued improvement in passenger demand, as described above by IATA, will be a key to our success during 2010.  United currently is projecting a more aggressive use of regional jets, so adding this flying during 2010 should help increase the productivity and utilization of our aircraft to pre-recessionary levels.

            Continental and United each provide investor updates regularly and discuss their capacity guidance and are the best resource for capacity expectations.  On January 21, 2010, Continental published an investor update and indicated regional capacity expectations to decline 0.2% for 2010.  Despite lower capacity guidance, we believe that we should be more productive on a per aircraft basis as we will operate eight fewer planes (206 versus 214) under this agreement in 2010.  On January 27, 2010, United published their investor update and indicated 6.3% - 7.3% regional affiliate capacity growth.  Both of these estimates are based on available seat miles.

            We believe that additional opportunities may present themselves during the year as Continental continues to develop its network within the Star Alliance, of which United is a long-standing member.

            Given the expected economic environment described above, our focus this year will be generating positive cash flows from operations and ultimately returning to overall profitability.  While we do not believe full-year profitability can be achieved in 2010, improvements in the macro economy combined with the elements below can lead to sustained profitability.  These elements include:

•	Increased utilization under the Amended Continental CPA and through the addition of United Express flying.
•	Controlled spending and expense management.
•	Continued industry-leading performance as a reliable operator.
•	Improved productivity and financial performance in our charter operations and aviation services business.

            With the execution of the United Express Agreement, we expect full-year block hours to increase between 10% and 15% in 2010.  We expect to achieve run-rate economics during the third quarter of 2010 after all aircraft are in place and start-up costs, including paint, interior modifications and aircraft positioning, are complete.

            Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs are likely to increase in the future due to:

•	transition costs associated with refurbishing and repainting aircraft for United;
•	changes in wages, salaries and related fringe benefit costs, including changes to our self-insured medical and workers compensation costs;
•	requirements under our collective bargaining agreements;
•	aging of our fleet, resulting in higher aircraft maintenance costs;
•	changes in the costs of materials and outside services, including our information technology costs;
•	changes in governmental regulations, such as costs associated with extended tarmac delays, war risk insurance or costs attributed to heightened security requirements; and
•	financing costs in order to satisfy any operating and/or financial obligations.

            In the long term, failure to control our costs would prevent us from remaining competitive and reduce our ability to limit losses including the opportunities to attract additional corporate customers or to survive a prolonged economic downturn.

Critical Accounting Policies and Estimates

            Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect reported amounts and related disclosures.  We have identified the accounting policies and estimates below as critical to our business operations and understanding of our results of operations.  The SEC has defined critical accounting policies and estimates as the ones that are most important to the presentation of a Company’s financial condition and results and require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  For all of these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require judgment.  The discussion below is not intended to be a comprehensive list of our accounting estimates and policies.  For a detailed discussion on the application of our accounting policies, refer to Note 1, “Adjustments and Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements.

            Effective July 1, 2009, the FASB ASC became the exclusive authoritative reference for non-governmental GAAP in the United States.  The ASC became the only level of authoritative GAAP and eliminated the previous four-level hierarchy.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our Consolidated Financial Statements have been changed to refer to the appropriate section of ASC.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Revenue Recognition

Contract Revenues.  We recognize our operating revenue under contractual arrangements, such as the Amended Continental CPA and certain long-term Corporate Aviation agreements, pursuant to the terms of the contracts.  Operating revenues from these contracts have been classified as passenger revenue.  Under the Amended Continental CPA, we derive our revenue based on fixed block hour rates multiplied by the block hours flown for the period thereby reducing or eliminating the risk of misinterpretation of the agreement.

Revenue Recognition

Contract Revenues.  We recognize as revenue compensation received from Continental for reimbursement of certain trued-up costs, when agreed to by the parties, as such amounts may be subject to contract interpretation.

Revenue Recognition

Contract Revenues.  After a mutually agreed upon application has been reached, our methodology used to record revenue as related to true-up costs, substantially reduces the need for estimates and assumptions.  We applied this methodology consistently throughout 2009 and we do not expect any material changes to that methodology going forward.

Spare Parts and Supplies

Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when used.  Inventories are carried at the lower of amortized cost or net realizable value.  The adequacy of our allowance for obsolescence requires a high degree of judgment.

Spare Parts and Supplies

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

Spare Parts and Supplies As of December 31, 2009, our allowance for obsolescence related to our spare parts and supplies was approximately $14.4 million.

Fair Value Measurements

Cash and Short-term Investments.  ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC Topic 820”)provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market based inputs over entity-specific inputs.  ASC Topic 820 also establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  As of December 31, 2009 we held cash equivalents and short-term investments in ARS that were required to be measured at fair value.  We determine the fair value of our cash equivalents and ARS using inputs which are unobservable and significant to the fair value measurement such as the timing of expected future cash flows, underlying collateralization, creditworthiness of the counterparties, and a discount rate that accounts for relevant market conditions.  In addition, in April 2009 the FASB issued new guidance which modified the requirements for recognizing other-than-temporary-impaired debt securities.  As such, any declines in fair value are evaluated against this new standard to determine if the declines are other-than-temporary.

Fair Value Measurements

 Cash and Short-term Investments.  We determine the fair value of our ARS using a discounted cash flow model and significant unobservable inputs.  Our model contains uncertainties because it requires management to make assumptions and to apply judgment to estimate discount rates, anticipated maturity, industry and economic factors and other key metrics.

Fair Value Measurements

 Cash and Short-term Investments

We consistently applied the fair value approach to our ARS throughout 2009 and recorded other-than-temporary losses of $0.1 million as “Impairment charges on investments” in our Consolidated Statement of Operations.  Recoveries in fair value of $0.7 million were credited to other comprehensive income on our Consolidated Balance Sheets in 2009.

Convertible Secured Notes

As referred to in Note 1, “Adjustments and Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements, our convertible notes have been accounted for pursuant to the Debt with Conversion Options Subtopic in which the liability and equity components are separately accounted for to reflect an estimated effective interest rate as if the debt instrument had been issued on a standalone basis.   This resulting discount is amortized over the expected term of our Convertible Secured Notes or through 2011.  Any gains or losses upon extinguishment or derecognition are recorded in the period they occur.

Convertible Secured Notes

 We determine the estimated value of the liability component based on market information for standalone debt instruments which is subject to significant judgment due to the current credit crisis.

Convertible Secured Notes

 In 2009, we repurchased $8.7 million par value of our 11.25% Convertible Secured Notes due 2023 which resulted in gains on extinguishment of debt of $1.0 million within the scope of the Debt with Conversion Options Subtopic.  Such gains were calculated as the difference between the fair value of the liability component immediately prior to extinguishment and its book value.

Long-Lived Assets

Long-lived assets, primarily consisting of investments in other entities and flight and ground equipment assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset’s estimated future undiscounted cash flows.  If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss.  The impairment loss calculation compares the carrying value of the asset to the assets estimated fair value.  We recognize an impairment loss if the amount of the assets carrying value exceeds the assets estimated fair value.  If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis and, if applicable, will be depreciated over the remaining useful life of that asset.

Long-Lived Assets Our impairment loss calculations contain uncertainties as they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values.

Long-Lived Assets

We have consistently applied our impairment loss methodology.   As a result of our impairment tests in 2009 we recorded impairment charges of $1.3 million to write the long-lived assets to their estimated fair values.  The assets impaired were determined to have no value so no portion of the impairment charge will result in future cash expenditures.

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

Income Taxes

In 2009 we determined that is was more likely than not that we would not be able to realize approximately $280 million of our gross deferred tax assets.  Consequently, we adjusted those assets to their net realizable values as of December 31, 2009.  The offset was recorded as a reduction to the valuation allowance of our deferred tax assets and liabilities.  In addition, we also adjusted the valuation allowance by $17.1 million relating to a carryback claim with the Internal Revenue Service that we expect to receive in 2010.

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

            Selected Financial Information

	Year Ended December 31,

	2009	Increase/ (Decrease) 2009-2008	2008	Increase/ (Decrease) 2008-2007	2007

	(In thousands, except per share data and increase/decrease %’s)
Statement of Operations Data:
Operating revenue	$688,258	(47.8%)	$1,318,213	(21.8%)	$1,685,545
Operating expenses	735,442	(48.7%)	1,434,668	(20.0%)	1,792,416
Operating loss	(47,184)	(59.5%)	(116,455)	9.0%	(106,871)
Non-operating income (expense), net	(9,185)	(148.6%)	18,882	n/m	(10,292)
Net loss	$(3,306)	(96.5%)	$(95,058)	24.7%	$(76,241)
Basic and Diluted loss per share	$(0.21)	(97.5%)	$(8.44)	(40.6%)	$(14.20)

            Statistical Information

	Year Ended December 31,

	2009	Increase/ (Decrease) 2009-2008		2008	Increase/ (Decrease) 2008-2007		2007

Operating Statistics:
Revenue passenger miles (millions) (1)	8,033	(16.0%)		9,564	(5.0%)		10,071
Available seat miles (millions) (2)	10,449	(17.1%)		12,606	(7.1%)		13,575
Passenger load factor (3)	76.9%	1.0	pts	75.9%	1.7	pts	74.2%
Operating cost per available seat mile (cents) (4)	7.03	(38.2%)		11.38	(13.8%)		13.20
Block hours (5)	677,293	(18.3%)		828,840	(9.6%)		916,756
Operating cost per block hour (dollars) (6)	1,085	(37.3%)		1,731	(11.5%)		1,956
Departures	363,758	(16.0%)		433,289	(11.5%)		489,489
Average price per gallon of fuel, including fuel taxes (dollars) (7)	2.43	84.1%		1.32	32.0%		1.00
Fuel gallons consumed (millions) (7)	5.5	(96.8%)		172.9	(46.5%)		323.2
Average length of aircraft flight (miles)	576	(3.0%)		594	4.4%		569
Average daily utilization of each aircraft (hours) (8)	7.60	(10.5%)		8.50	(7.3%)		9.17
Completion factor	98.2%	0.8	pts	97.4%	(0.2	pts)	97.6%
Revenue passengers (thousands)	13,464	(13.9%)		15,629	(10.0%)		17,365
Actual aircraft in fleet at end of period	244	0.0%		244	(10.9%)		274

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
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
(7)

Beginning in 2007, our fuel activity includes purchases to support our various business platforms outside of the Amended Continental CPA.  These purchases were executed through agreements with independent third parties.  Under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel for all flights operating as Continental Express; therefore, the related fuel expense is no longer included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.  Prior to July 1, 2008 under our fuel purchase agreement with Continental, fuel and fuel tax expense were reconciled to the lower of the actual costs or the agreed-upon caps.  From 2003 through July 1, 2008, our caps on fuel and fuel taxes, for aircraft operating under the Original Continental CPA, were 66.0 cents and 5.2 cents per gallon, respectively.

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

            Comparison of 2009 to 2008

            Operating Revenue and Segment Profit / (Loss)

            The table below (in millions, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit from 2009 to 2008.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 244 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  We believe that the presentation of our consolidated shared costs and transition costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  However, we continue to monitor the shared costs to identify direct segment expenses.  For example, in 2009 our entire fleet of 244 aircraft operated within the Contract Flying segment.  As such, aircraft related expenses are now identified as direct segment costs within our Contract Flying segment.  These costs are included as a part of the analysis of our operating expenses below.

	Fiscal Year

	2009	Total Revenue %	2008	Total Revenue %	Increase/ (Decrease)	Change %

Revenue from customers:
Contract Flying	$654.2	95.0	$1,059.3	80.4	$(405.1)	(38.2)
Branded Flying (1)	—	—	222.0	16.8	(222.0)	(100.0)
Aviation Services	42.6	6.2	43.8	3.3	(1.2)	(2.7)
Eliminations	(8.5)	(1.2)	(6.9)	(0.5)	(1.6)	23.2
Total revenue from customers	688.3	100.0	1,318.2	100.0	(629.9)	(47.8)
Direct segment costs:
Contract Flying	590.4	85.8	789.7	59.9	(199.3)	(25.2)
Branded Flying (1)	—	—	289.8	22.0	(289.8)	(100.0)
Aviation Services	27.4	4.0	23.8	1.8	3.6	15.1
Eliminations	(8.5)	(1.2)	(6.9)	(0.5)	(1.6)	23.2
Total direct segment costs	609.3	88.5	1,096.4	83.2	(487.1)	(44.4)
Segment profit	79.0	11.5	221.8	16.8	(142.8)	(64.4)

Special items (2)	(1.3)		(43.2)
Other shared expenses	(124.9)		(295.1)
Gain on sale of short-term investments, net	4.5		1.0
Impairment charge on investments	(0.1)		(21.5)
Extinguishment of debt	(1.0)		2.1
Gain from debt discount	—		27.8
Settlement of fuel contracts (3)	—		23.1
Amortization of debt discount	(4.9)		(10.5)
Interest expense, net of capitalized interest	(7.6)		(8.3)
Interest income	1.0		5.8
Equity investments loss, net	(0.4)		(1.3)
Other, net	(0.7)		0.7

Consolidated loss before income taxes	$(56.4)		$(97.6)

(1)	Our Branded Flying segment was suspended in late 2008.
(2)

In 2009, we concluded that the carrying values of certain of our long-lived assets, primarily idle general service equipment from our Aviation Services segment were no longer recoverable.  Special items for the twelve months ended December 31, 2009, include impairment charges of $1.3 million to write these long-lived assets down to their estimated fair values.  The $43.2 million in special items in 2008 consisted of $29.7 million and $13.5 million related to suspension of our Branded Flying and Contract Flying segments, respectively.

(3)	The $23.1 million received in 2008 for settlement of fuel contracts related to the Branded Flying segment.

            The table below (in millions, except percentage data) sets forth the segment profit (loss) in 2009 and 2008 for each segment.

	Contract Flying		Aviation Services

	2009	Total Revenue %	2009	Total Revenue %

Revenue from customers	$654.2	100.0	$42.6	100.0
Direct segment costs	590.4	90.2	27.4	64.3
Segment profit	$63.8	9.8	$15.2	35.7

	Contract Flying		Branded Flying		Aviation Services

	2008	Total Revenue %	2008	Total Revenue %	2008	Total Revenue %

Revenue from customers:	$1,059.3	100.0	$222.0	100.0	$43.8	100.0
Direct segment costs:	789.7	74.5	289.8	130.5	23.8	54.3
Segment profit / (loss)	$269.6	25.5	$(67.8)	(30.5)	$20.0	45.7

            Contract Flying.   The decrease in operating revenue and expenses within our Contract Flying segment is primarily due to our operating a full year under the Amended Continental CPA in 2009 compared to only six months in 2008 offset by a 42% increase in revenues from our Corporate Aviation (charter) division.

            Aviation Services.   In 2009, Aviation Services had a segment profit margin of 35.7%, down from 45.7% in 2008.   The decrease is due primarily to our transition to more competitively priced stand alone ground handling contracts and the adverse impact on operating results at Saltillo due to the recession and health concerns surrounding travel to Mexico in 2009.

            Operating Expenses

            The table below (in million, except percentage data) sets forth the changes in operating expenses from 2009 to 2008.

	Fiscal Year

	2009	Total Revenue %	2008	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries, and related costs	$329.2	47.8	$397.5	30.2	$(68.3)	(17.2)
Maintenance, materials and repairs	161.5	23.5	194.4	14.7	(32.9)	(16.9)
Other rentals and landing fees	60.5	8.8	96.2	7.3	(35.7)	(37.1)
Depreciation and amortization	30.3	4.4	36.4	2.8	(6.1)	(16.8)
Outside services	26.9	3.9	48.6	3.7	(21.7)	(44.7)
Aircraft rentals	21.9	3.2	197.1	15.0	(175.2)	(88.9)
Aircraft fuel and related taxes	13.4	1.9	228.0	17.3	(214.6)	(94.1)
Ground handling	9.3	1.4	59.6	4.5	(50.3)	(84.4)
Marketing and distribution	2.3	0.3	25.7	1.9	(23.4)	(91.1)
Impairment of fixed assets and goodwill	1.3	0.2	20.8	1.6	(19.5)	(93.8)
Special charges	—	—	22.4	1.7	(22.4)	(100.0)
Other operating expenses	78.8	11.4	108.0	8.2	(29.2)	(27.0)

Total operating expenses	$735.4	106.8	$1,434.7	108.8	$(699.3)	(48.7)

            Wages, salaries & related costs decreased from 2008 in relation to our 18.3% decline in block hours year over year offset slightly by increased health and medical costs for our employees.

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

            Maintenance, materials and repairs decreased in line with the 18.3% decline in our block hours in 2009 and the reduction in our fleet that occurred in 2008.

            Other rentals and landing fees, Aircraft rentals, Aircraft fuel and related taxes, Ground handling and Marketing and distribution all decreased from 2008 due to the suspension of our Branded Flying operations and the differing treatment of these expenses under the Amended Continental CPA.  Under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel and paying aircraft rent for all flights operating as Continental Express.  In addition, Continental is directly responsible for airport facility rentals at stations served by Continental Express and for providing marketing and distribution services related to its operations.  Consequently, these items are not included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.  Please refer to the comparison of operating expenses of 2008 and 2007 below for further discussion of these charges in 2008.

            Outside services decreased 44.7% in 2009 primarily to the elimination of certain airport service related expenses such as deicing, snow removal, and third party contracts in 2009 as they are paid for directly by Continental under the Amended Continental CPA.

            Impairment of fixed assets and goodwill and Special charges.  In 2009, we concluded that the carrying values of certain of our long-lived assets, primarily idle general service equipment from our Aviation Services segment were no longer recoverable.  Consequently, we recorded impairment charges of $1.3 million to write these long-lived assets down to their estimated fair values.  Please refer to the comparison of operating expenses of 2008 and 2007 below for a discussion of the impairment and special charges from those years.

            Other operating expenses decreased by 27.0% in 2009 as a result of the elimination of costs associated with our Branded Flying operations.  Many expenses such as per diem, travel and relocation, passenger services and catering declined or were eliminated in 2009 due to the suspension of Branded Flying operations.

            The table below (in millions, except percentage data) sets forth the changes in non-operating income (expenses) from 2009 to 2008.

	Fiscal Year

	2009	Total Revenue %	2008	Total Revenue %	Increase / (Decrease)	Change %

Gain on sale of short-term investments, net	$4.5	0.7	$1.0	0.1	$3.5	350.0
Impairment charge on investments	(0.1)	(0.0)	(21.5)	(1.6)	21.4	(99.5)
Extinguishment of debt	(1.0)	(0.1)	2.1	0.2	(3.1)	(147.6)
Gain from debt discount	—	—	27.8	2.1	(27.8)	(100.0)
Settlement of fuel contracts	—	—	23.1	1.8	(23.1)	(100.0)
Amortization of debt discount	(4.9)	(0.7)	(10.5)	(0.8)	5.6	(53.3)
Interest expense, net of capitalized interest	(7.6)	(1.1)	(8.3)	(0.6)	0.7	(8.4)
Interest income	1.0	0.1	5.8	0.4	(4.8)	(82.8)
Equity investment loss	(0.4)	(0.1)	(1.3)	(0.1)	0.9	(69.2)
Other, net	(0.7)	(0.1)	0.7	0.1	(1.4)	(200.0)

Total non-operating expenses	$(9.2)	(1.3)	$18.9	1.4	$(28.1)	(148.7)

            Gain on sale of short-term investments, net  in 2009 is a result of liquidation of a portion of our ARS portfolio for amounts in excess of carrying values.

            Impairment charge on investments was $0.1 million in 2009 as compared to $21.5 million in 2008.  An impairment of $13.7 million was recorded on our ARS holdings in 2008 due to the uncertainty in the ARS market and our need to liquidate our investments before it recovered.  Impairments related to our equity investments of $7.8 million were recognized during 2008.  We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Refer to Note 1, “Adjustments and Summary of Significant Accounting Policies,” and Note 4, “Fair Value Measurements,” in Notes to Consolidated Financial Statements for further information on our ARS.  Refer to Note 14, “Investments in Other Entities,” in Notes to Consolidated Financial Statements for further discussion of our equity impairments.

            Gain from debt discount was $27.8 million in 2008 as we determined, in accordance with the Debt with Conversion Options Subtopic, that the fair value of the liability component of our $68.5 million 11.25% Convertible Secured Notes due 2023 outstanding at September 30, 2008, to be $40.7 million.  The difference was allocated to equity and is accounted for as a debt discount which will be amortized over the period until the next put date in August 2011.  The fair value adjustment was recorded as a non-recurring gain under non-operating income in 2008.

            Settlement of fuel contracts was $23.1 million in 2008 as we recorded a one time sale of our fixed forward purchase contracts for periods subsequent to September 2, 2008.

Comparison of 2008 to 2007

            Operating Revenue and Segment Profit / (Loss)

            The table below (in millions, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit (loss) from 2008 to 2007.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for maintenance, non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 244 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  We believe that the presentation of our consolidated shared costs and transition costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  These costs are included as a part of the analysis of our operating expenses below.  As discussed in Note 1, “Adjustments and Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements, our Consolidated Financial Statements for each period presented have been adjusted for the retrospective application of the Debt with Conversion Options Subtopic.

	Fiscal Year

	2008	Total Revenue %	2007	Total Revenue %	Increase/ (Decrease)	Change %

Revenue from customers:
Contract Flying	$1,059.3	80.4	$1,471.5	87.3	$(412.2)	(28.0)
Branded Flying	222.0	16.8	180.5	10.7	41.5	23.0
Aviation Services	43.8	3.3	41.0	2.4	2.8	6.8
Eliminations	(6.9)	(0.5)	(7.5)	(0.4)	0.6	(8.0)
Total revenue from customers	1,318.2	100.0	1,685.5	100.0	(367.3)	(21.8)
Direct segment costs:
Contract Flying	789.7	59.9	1,127.5	66.9	(337.8)	(30.0)
Branded Flying	289.8	22.0	294.9	17.5	(5.1)	(1.7)
Aviation Services	23.8	1.8	25.4	1.5	(1.6)	(6.3)
Eliminations	(6.9)	(0.5)	(7.5)	(0.4)	0.6	(8.0)
Total direct segment costs	1,096.4	83.2	1,440.3	85.5	(343.9)	(23.9)
Segment profit	221.8	16.8	245.2	14.5	(23.4)	(9.5)

Special items (1)	(43.2)		—
Other shared expenses, including transition costs	(295.1)		(352.1)
Gain on sale of short-term investments, net	1.0		—
Impairment charge on investments	(21.5)		(7.0)
Extinguishment of debt	2.1		0.9
Gain from debt discount	27.8		—
Settlement of fuel contracts (2)	23.1		—
Amortization of debt discount	(10.5)		(11.2)
Interest expense, net of capitalized interest	(8.3)		(7.2)
Interest income	5.8		15.7
Equity investments loss, net	(1.3)		(1.3)
Other, net	0.7		(0.2)

Consolidated loss before income taxes	$(97.6)		$(117.2)

(1)	The $43.2 million in special items consists of $29.7 million and $13.5 million related to suspension of our Branded Flying and Contract Flying segments, respectively.
(2)	The $23.1 million received for settlement of fuel contracts relates to the Branded Flying segment.

            The table below (in millions, except percentage data) sets forth the segment profit (loss) in 2008 and 2007 for each segment.

	Contract Flying		Branded Flying		Aviation Services

	2008	Total Revenue %	2008	Total Revenue %	2008	Total Revenue %

Revenue from customers:	$1,059.3	100.0	$222.0	100.0	$43.8	100.0
Direct segment costs:	789.7	74.5	289.8	130.5	23.8	54.3
Segment profit / (loss)	$269.6	25.5	$(67.8)	(30.5)	$20.0	45.7

	Contract Flying		Branded Flying		Aviation Services

	2007	Total Revenue %	2007	Total Revenue %	2007	Total Revenue %

Revenue from customers:	$1,471.5	100.0	$180.5	100.0	$41.0	100.0
Direct segment costs:	1,127.5	76.6	294.9	163.4	25.4	62.0
Segment profit / (loss)	$344.0	23.4	$(114.4)	(63.4)	$15.6	38.0

            Contract Flying.   The decrease in operating revenue and expenses within our Contract Flying segment is primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Prior to July 1, 2008, Airlines was entitled to receive payment for each block hour that Continental scheduled it to fly and was based on a formula designed to provide Airlines with a target operating margin of 10%.  The Amended agreement provides payments to us at a pre-determined rate based on block hours flown that are considerably lower than the rates under the original agreement.  Likewise, under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel and paying aircraft rent for all flights operating as Continental Express; therefore, these items are not included in our Consolidated Statement of Operations for periods subsequent to July 1, 2008.  In addition, Delta and ExpressJet mutually agreed in July 2008 to terminate their CPA effective September 2, 2008.

            Branded Flying.  We began Branded Flying on April 2, 2007 and suspended these operations September 2, 2008.  In July 2008, we announced we would suspend flying under the ExpressJet brand and Delta Prorate agreement, effective September 2008, due to record high fuel prices that made the Branded Flying operations impossible to sustain.  We were not profitable in this operation in 2008 or 2007.  Revenues from this flying were approximately 17% of our total operating revenue for 2008 and slightly less than 11% of our total operating revenue for 2007.  Average load factor within this segment was 69.1% in 2008 versus 55.7% in 2007.  In spite of seeing improvements in operations in 2008 over 2007, unprecedented high fuel costs continued to be the driving force in determining the profitability of Branded Flying and as such we chose to suspend the operations.  We recognized $18 million in revenue as a result of the suspension of operations due to adjustments to our air traffic liability, frequent flier plan and certain termination payments.

            Aviation Services.   In 2008, Aviation Services had a segment profit margin of 45.7%, up from 38.0% in 2007.  This increase is due primarily to additional ground handling contracts secured at more favorable rates than in 2007.

            Operating Expenses

            The table below (in million, except percentage data) sets forth the changes in operating expenses from 2008 to 2007.

	Fiscal Year

	2008	Total Revenue %	2007	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries, and related costs	$397.5	30.2	$437.6	26.0	$(40.1)	(9.2)
Maintenance, materials and repairs	194.4	14.7	201.4	11.9	(7.0)	(3.5)
Other rentals and landing fees	96.2	7.3	119.2	7.1	(23.0)	(19.3)
Depreciation and amortization	36.4	2.8	31.1	1.8	5.3	17.0
Outside services	48.6	3.7	58.3	3.5	(9.7)	(16.6)
Aircraft rentals	197.1	15.0	344.2	20.4	(147.1)	(42.7)
Aircraft fuel and related taxes	228.0	17.3	323.2	19.2	(95.2)	(29.5)
Ground handling	59.6	4.5	97.2	5.8	(37.6)	(38.7)
Marketing and distribution	25.7	1.9	31.4	1.9	(5.7)	(18.2)
Impairment of fixed assets and goodwill	20.8	1.6	—	—	20.8	100.0
Special charges	22.4	1.7	—	—	22.4	100.0
Other operating expenses	108.0	8.2	148.8	8.8	(40.8)	(27.4)

Total operating expenses	$1,434.7	108.8	$1,792.4	106.3	$(357.7)	(20.0)

            Wages, salaries & related costs decreased 9.2% from 2007 to 2008 primarily due to head count reduction in our work force related to the suspension of Branded Flying operations.  Additionally certain wage concessions were agreed to in 2008 under some of Airlines’ collective bargaining agreements and bonus plans were trimmed for 2008 due to our continuing losses.

            Other rentals and landing fees decreased 19.3% from 2007 to 2008.  Airport facilities and landing fees expense was down due to decrease in contract flying in 2008 and changes due to the Amended Continental CPA effective July 1, 2008.  Outside simulator rent was significantly higher in 2007 due to the start-up of the new lines of business and the need to train additional staff.

            Depreciation and amortization  increased 17.0% from 2007 to 2008.  This increase is primarily due to the full year impact of capital additions and improvements incurred in prior years as we ramped up for new operations.  The increase was partially offset by the reduced depreciation associated with our suspension of Branded Flying as we impaired $8 million of capital assets used to support these operations.

            Outside services decreased 16.6% from 2007 to 2008 primarily due to a decrease in expenses incurred to support our diversification strategy in 2007 and a reduction of approximately 50% in Continental administrative fees earned in 2008.  This fee was cancelled in the Amended Continental CPA.

            Aircraft rentals  decreased 42.7% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is directly responsible for paying aircraft rent for all flights operating at Continental Express; therefore, the related aircraft rent expense is not included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.  In addition, lease payments for aircraft operating outside the Continental Express operations are contracted at significantly lower rates than previous years.

            Aircraft fuel and related taxes decreased 29.5% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Prior to July 1, 2008, our fuel price, including related fuel taxes, was capped at 71.20 cents per gallon under the Original Continental CPA.  Under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel for all flights operating as Continent Express; therefore, the related fuel expense is not included in our Consolidated Statements of Operation for periods subsequent to July 1, 2008.

            Ground Handling decreased 38.7% primarily due to new terms under the Amended Continental CPA which became effective July 1, 2008.  Under the Amended Continental CPA, Continental is directly responsible for all ground handling expenses at stations served by Continental Express.  In addition, under the Amended Continental CPA, Continental is directly responsible for the cost of providing fueling services for all flights operating as Continental Express; therefore, the related ground handling and aircraft servicing expense is not included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.

            Marketing and distribution decreased 18.2% primarily due to the suspension of flying under our ExpressJet brand and Delta Prorate effective September 2, 2008.  All marketing and distribution cost for aircraft operating within the Amended Continental CPA is incurred by Continental.

            Impairment of fixed assets and goodwill increased $20.8 million primarily due to a $12.8 million non-cash impairment of goodwill related to the Amended Continental CPA, and a $8.0 million non-cash impairment to write-off certain capital assets, primarily non-moveable equipment, building and aircraft improvements.  Similar impairment charges did not occur in 2007.

            Special charges increased $22.4 million primarily due to the suspension of flying under our branded commercial passenger flight operations and our capacity purchase and pro-rate agreements with Delta in September 2008.  In connection with these capacity reductions and the transition of up to 39 aircraft back to Continental, we incurred special charges of $21.7 million related to aircraft, employee reductions and certain other charges in addition to a $0.7 million non-cash charge related to previously disputed base closure costs associated with the Original Continental CPA.  Similar impairment charges did not occur in 2007.

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

            Non-Operating Expenses

            The table below (in millions, except percentage data) sets forth the changes in non-operating income (expenses) from 2008 to 2007.

	Fiscal Year

	2008	Total Revenue %	2007	Total Revenue %	Increase / (Decrease)	Change %

Gain on sale of short-term investments, net	$1.0	0.1	$—	—	$1.0	100.0
Impairment charge on investments	(21.5)	(1.6)	(7.0)	(0.4)	(14.5)	207.1
Extinguishment of debt	2.1	0.2	0.9	0.1	1.2	133.3
Gain from debt discount	27.8	2.1	—	—	27.8	100.0
Settlement of fuel contracts	23.1	1.8	—	—	23.1	100.0
Amortization of debt discount	(10.5)	(0.8)	(11.2)	(0.7)	0.7	(6.2)
Interest expense, net of capitalized interest	(8.3)	(0.6)	(7.2)	(0.4)	(1.1)	15.3
Interest income	5.8	0.4	15.7	0.9	(9.9)	(63.1)
Equity investment loss	(1.3)	(0.1)	(1.3)	(0.1)	0.0	0.0
Other, net	0.7	0.1	(0.2)	0.0	0.9	(450.0)

Total non-operating expenses	$18.9	1.4	$(10.3)	(0.6)	$29.2	(283.5)

            Gain on sale of short-term investments, net  in 2008 is a result of liquidation of a portion of our ARS portfolio for amounts in excess of carrying values.

            Impairment charge on investments was $21.5 million for 2008 as compared to $7.0 million for 2007.  A $13.7 million impairment was recorded on our ARS holdings in 2008.  The need to record an other-than-temporary decline in valuation was caused by the uncertainty in the ARS market and the fact we may need to liquidate these investments before it recovers. Impairments on our equity investments of $7.8 million and $7.0 million were recognized during 2008 and 2007, respectively.  We review our investments in unconsolidated affiliates for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Refer to Note 1, “Adjustments and Summary of Significant Accounting Policies,” and Note 4, “Fair Value Measurements,” in Notes to Consolidated Financial Statements for further information on our ARS.  Refer to Note 14, “Investments in Other Entities,” in Notes to Consolidated Financial Statements for further discussion of our equity impairments.

            Extinguishment of debt was $2.1 million in 2008 and $0.9 million in 2007 as accounted for under the Debt with Conversion Options Subtopic.  The gains were calculated based on allocations of the fair value of the consideration issued in the tender offer and other repurchases of our convertible notes between the liability and equity components as compared to book value.

            Gain from debt discount was $27.8 million in 2008 as we determined, in accordance with the Debt with Conversion Options Subtopic, that the fair value of the liability component of our $68.5 million 11.25% Convertible Secured Notes due 2023 outstanding at September 30, 2008, to be $40.7 million.  The difference was allocated to equity and is accounted for as a debt discount which will be amortized over the period until the next put date in August 2011.  The fair value adjustment was recorded as a non-recurring gain under non-operating income in 2008.

            Settlement of fuel contracts was $23.1 million in 2008 as we recorded the sale of our fixed forward purchase contracts for periods subsequent to September 2, 2008.

            Amortization of debt discount  represents amortization of the debt discounts recorded primarily under the Debt with Conversion Options Subtopic.  The remaining debt discount will be charged to non-operating income until August 2011, the next put date of our 11.25% Convertible Secured Notes due 2023.

            Interest income decreased primarily due to the volume of cash invested as well as decreases in the rate of interest earned.

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            For the years ended December 31, 2009, 2008 and 2007, our operations used $12.3 million, $56.1 million and $39.9 million, respectively, in cash flow.  In addition to our cash and cash equivalents of $81.0 million and $57.5 million at December 31, 2009 and 2008, respectively, on those same dates we also had $17.7 million and $20.5 million of restricted cash.  Our restricted cash is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights, letters of credit, and holdbacks required under our credit card processing agreements.

            In 2009, 2008 and 2007, we spent $4.9 million, $10.3 million and $48.9 million, respectively, on capital expenditures.  A majority of the expenditures for 2008 and 2007 were spent on flight and ground equipment to support the expansion of our operations to new lines of business and building our information technology infrastructure to support these new businesses and the increase in our flight schedules under the Amended Continental CPA.  Of the $10.3 million spent in 2008, approximately $1.9 million was spent on capital expenditures for our strategic business ventures which are outside of the Amended Continental CPA.

            Our 2009 cash flows included the following sources of cash outside of normal operating revenues:

•	$10.5 million proceeds from the sale of certain non-core assets, including substantially all of the assets of two wholly-owned subsidiaries, American Composites and XJT Florida; and
•	$5.0 million revolving line of credit (the “Citigroup Credit Facility”) entered into with Citigroup Global Markets Inc. (“Citigroup”).

            In light of the current economic recession, coupled with the Amended Continental CPA that pays us at lower block hour rates and is currently operating at record low utilization levels, we believe strict budgeting and cash preservation are crucial to sustain our liquidity and meet our financial obligations through 2010.  We believe that our existing liquidity, projected 2010 cash flows, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2010.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations.

            In late 2009, the federal government passed the "Worker, Homeownership, and Business Assistance Act of 2009" which allowed taxpayers to elect to carry back either their 2008 or 2009 net operating loss for a period of up to five years. Holdings elected to carry back its 2008 net operating loss and recover a portion of federal regular and alternative minimum taxes paid in prior years. As a result, Holdings filed a carry back claim in December of 2009 with the Internal Revenue Service for $17.1 million, which refund is expected to be received in the first quarter of 2010.

            Capital Expenditures

            Our capital expenditures in 2009 related to the following capital projects and rotable spare parts (in millions):

2009

Flight Equipment	$2.6
Ground Equipment	0.7
Technology	1.4
Other	0.2

$4.9

            These capital expenditures related primarily to modifications of our planes and technology needed to support the administrative operations we assumed from Continental.  Capital expenditures for 2010 are expected to increase as we anticipate spending between $9 million and $11 million on capital projects of which approximately $0.5 million relate to the rollover of existing capital projects.

            Projected capital expenditures for 2010 include start-up costs associated with the United Express Agreement.

            Long-term Debt

            We did not enter into any material long-term financing transactions in 2009.  As of December 31, 2009, total debt, including current maturities, totaled $49.4 million net of a discount of $13.5 million.  Our debt consisted of the 11.25% Convertible Secured Notes due 2023, the Citigroup Credit Facility and the secured debt owed under a series of secured loan agreements (the “EDC Loans”) with Export Development Canada.

            In July 2003, we completed an offering of $137.2 million aggregate principal amount of Original 4.25% Convertible Notes due 2023 with interest payable semi-annually.  Holders of this debt had the right to require that we repurchase their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  Under the indenture governing the convertible notes, we were able to satisfy the obligation with cash, shares of our common stock, or a combination of cash and shares.  During 2008, we took the following actions after consulting with our independent financial advisors:

•

Received stockholders approval for two proposals that provided us greater flexibility in satisfying our repurchase obligations with respect to the Original 4.25% Convertible Notes due 2023, which included the ability to issue such number of shares of our common stock as necessary to repurchase all outstanding convertible notes that were tendered on August 1, 2008, and increased our authorized common stock from 200 million shares to 400 million shares;

•

Commenced our repurchase offer for the Original 4.25% Convertible Notes due 2023 and provided written notice to the trustee of our intention to pay the repurchase price wholly in shares of our common stock;

•

Unilaterally amended the indenture governing the notes to increase the coupon from 4.25% to 11.25% over the remaining note term, to provide security based on a pro-rata amount of collateral and to provide for an additional repurchase date on August 1, 2011, in order to provide improved terms and additional flexibility for the note holders; and

•

Issued 16.4 million shares (Reverse Split adjusted) of our common stock in payment of the repurchase price for the $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest due August 1, 2008.  Because the common stock was issued in exchange for the Original 4.25% Convertible Notes due 2023 exclusively with the existing holders of the notes, and no commission or other compensation was paid in soliciting the exchange, the securities were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

            For further details on our 11.25% Convertible Secured Notes, due 2023, refer to Note 7, “Long-term Debt,” in Notes to Consolidated Financial Statements.

            The EDC Loans consist of $10.7 million loaned to us in May 2003 and $6.6 million loaned to us in September 2003.  The EDC Loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.   We used all the proceeds from the EDC Loans to reduce the principal under a note payable to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  Each of the EDC Loans has a term of 96 months and each contains customary representations, warranties and covenants.  Additionally, Continental is the guarantor of the EDC Loans, and a default under the guarantee would cause an acceleration of the loan.  In 2009, we made payments in the amount of $3.8 million on the EDC Loans, of which $3.5 million was principal.  As of December 31, 2009, the balance of the EDC Loans was $5.8 million.  As of December 31, 2009 and 2008, the fair value of the EDC Loans was approximately $5.3 million and $7.2 million, respectively.

            In March 2009, we entered into and drew down fully on the Citigroup Credit Facility to increase our liquidity.  The $5 million Citigroup Credit Facility, which has a five year term and is pre-payable at any time at our election, is secured by $10 million of our ARS holdings that were purchased from Citigroup.  Since the credit facility is secured by a portion of our ARS holdings, we classified the liability as current on our Consolidated Balance Sheet.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize the ARS purchased from Citigroup.

            Other than our 11.25% Convertible Secured Notes due 2023, the EDC Loans and the Citigroup Credit Facility, we do not have any other material borrowings or available lines of credit.

            Securities Repurchase Program

            In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the Board authorized the inclusion of our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023), within the previously announced program.  Our Board authorized an additional $15 million in 2008 and $10 million in 2009 to be utilized for purchases within this program.  Purchases have been made from time to time in the open market and in privately negotiated transactions; the timing of any repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  As of December 31, 2009, we had a balance of $9.7 million remaining within the program for additional purchases.

            The following table details annual activity under the share repurchase program (Reverse Split adjusted):

	Shares Repurchased (in thousands)	Average Cost per Share	Bonds Repurchased (1) (in millions)

2009	3,040	$1.08	$7.1
2008	4,035	$1.91	$11.1
2007	270	$29.23	$2.5
2006	—	$—	$—
2005	59	$95.12	$—

(1)	Bonds Repurchased include accrued bond interest.

            Collective Bargaining Agreements

            The following table provides information related to our principal collective bargaining agreements and their respective amendable dates as of December 31, 2009:

Employee Group	Approximate Number of Employees	Representing Union	Contract Amendable Date

Pilots and Instructors	2,100	Air Line Pilots Association, International	December 2010
Mechanics	900	International Brotherhood of Teamsters	August 2009
Flight Attendants	1,000	International Association of Machinists and Aerospace Workers	August 2010
Dispatchers	100	Transport Workers Union of America	July 2009
Production Workers	30	Union of Industrial Production Workers	N/A

            Approximately 73% of our employees are covered by collective bargaining agreements.

            We are currently in negotiations with our Dispatchers and Mechanics whose contracts became amendable in 2009.  We will begin negotiations with our Flight Attendants and Pilots as their contracts become amendable in 2010.  Our contract with our production workers does not have a term but salaries are typically renegotiated each year.  We anticipate these amendments to be cost neutral for us (i.e., any increase in wages and benefits will be offset by productivity gains).

            Income Taxes

            The tender offer and partial redemption in August 2008 of the Original 4.25% Convertible Notes due 2023 triggered a change in ownership limitation under Section 382 of the Internal Revenue Code (“Section 382”) in August 2008. Section 382 limits a taxpayer's ability to utilize certain carryover tax attributes after a substantial cumulative change in ownership. This limit is determined, in part, by the market capitalization of the company at the time of the ownership change. The Section 382 change triggered in August 2008 resulted in a significant reduction in Holdings’ deferred tax assets. At the time Holdings became aware of the 382 change, Holdings recorded a full valuation allowance against all of its deferred tax attributes at year end 2008.

            During the first part of 2009, Holdings continued to observe a significant turnover in ownership base as well as a decline in market capitalization. During the third quarter of 2009 Holdings became aware of a second potential Section 382 change in ownership. At that time recent market capitalization suggested the possibility for further significant limitations on Holdings’ deferred tax attributes which resulted in Holdings’ continuing to fully value its newly recorded tax assets. At the end of 2009, Holdings recorded the impact of a second observed Section 382 change in ownership. We determined that it was more likely than not that we would not be able to realize approximately $280 million of our gross deferred tax assets related to our federal net operating losses, intangible assets, and certain other tax assets.  Consequently, we adjusted those assets to their net realizable values as of December 31, 2009 as reflected in the table above.  The offset was recorded as a reduction to the valuation allowance of our deferred tax assets and liabilities.

            In late 2009, the federal government passed the "Worker, Homeownership, and Business Assistance Act of 2009" which allowed taxpayers to elect to carry back either their 2008 or 2009 net operating loss for a period of up to five years. Holdings elected to carry back its 2008 net operating loss and recover a portion of federal regular and alternative minimum taxes paid in prior years. As a result, Holdings filed a carry back claim in December of 2009 with the Internal Revenue Service for $17.1 million which is expected to be received in the first quarter of 2010.

            Additionally, during 2008 we recorded $8.5 million in income tax expense to record a valuation allowance for certain deferred tax assets related to capital losses and, international and state tax net operating losses as management concluded it was more likely than not that adequate income would not be generated to utilize these deferred tax assets based on their characterization and/or carryforward period.

            We account for income taxes in accordance with the subsections of ASC Topic 740, “Income Taxes”.  This guidance clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  As of December 31, 2009 there were no material unrecognized tax benefits or associated accrued interest and penalties.

            See the table below for expiration dates of our tax attribute loss carryforwards:

	December 31, 2009 (in millions)	Statutory Carryforward Period	Expiration Year(s)

Net Operating Carryforwards
Federal Loss	$21.0	20	2027 to 2029
Federal Credit	$13.7	No expiration	N/A
State Losses	$9.2	5 to 20	2010 to 2029
International Loss	$2.4	10	2016 to 2019

            For further disclosures related to income taxes, refer to Note 8, “Income Taxes," in Notes to Consolidated Financial Statements.

            Purchase Commitments

            During 2009, our remaining 50 options with Embraer for aircraft purchases within the ERJ-145 Family expired unexercised.

            We also have other contractual obligations of approximately $138.6 million in 2010 under our power-by-the-hour contracts with various service providers.  The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates.  Forecasted payment rates are based on actual rates as of January 1, 2009 and increased annually according to the particular inflation indices detailed in each contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

            For the year ended December 31, 2009, we spent $4.9 million on capital expenditures.  In 2010, we anticipate spending between $9 million and $11 million in capital expenditures of which approximately $0.5 million relate to the rollover of existing capital projects.  We expect to fund our future capital commitments substantially through internally generated funds.  However, there can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

            Off-Balance Sheet Arrangements

            In the ordinary course of business, we enter into operating leases related to our aircraft, spare engines and facilities.  In accordance with U.S. GAAP, these arrangements are not reflected on our balance sheet; however, they are reasonably likely to have a material effect on our future financial statements and financial outlook.

            We enter into these arrangements to gain access to aircraft, equipment and facilities without requiring significant capital up front.  Since these assets are used in connection with our consolidated operations, these assets are required to generate substantially all of our passenger revenue.

            If Continental terminated the Amended Continental CPA for cause, it would have the right to terminate our leases or subleases for aircraft operating as Continental Express under the agreement and take possession of them.  In addition, Continental would have the ability to reject the leases and subleases on all of our aircraft if it filed for bankruptcy protection.  Moreover, with the reduction notice and Continental’s ability to terminate the Amended Continental CPA, we could lose access to some or substantially all of our airport facilities. Refer to Item 1A, Risk Factors for additional information related to risks and uncertainties.

            Aircraft Leases.  The primary leases on 226 aircraft in our fleet of 244 aircraft are held by Continental and expire between 2013 and 2022.  As we are the sublessee for such aircraft, our ability to retain access to the aircraft could be adversely affected if Continental were to default under the terms of the primary leases.  For a more detailed description of risks related to our aircraft leases, refer to Item 1A, Risk Factors.  The remaining 18 aircraft in our fleet are owned by Continental.

            In 2009, Continental was directly responsible for the aircraft rent payments for all flights operated as Continental Express under the terms of the Amended Continental CPA.  As of December 31, 2009, our 2010 expected total minimum annual rental payments under current and future non-cancelable aircraft operating leases for aircraft operating outside of the Continental Express operations was approximately $26.8 million.

            Other Leases.  Other leases and subleases are primarily related to ground facilities (airport and maintenance) spare engines, and a flight training device.  These leases have greatly varying terms, which we expect, in most cases, to be renewed or replaced.  As of December 31, 2009, our expected total minimum annual, non-aircraft rental payments for 2010 under current and future non-cancelable operating leases are approximately $9.2 million. The expected total minimum rental payments for 2010, by category, are as follows (in millions):

2010

Airport facilities	$0.3
Maintenance facilities	3.4
Flight equipment	3.3
Administrative facilities and other	2.2

$9.2

            Contractual Obligations and Commercial Commitments

            The following table summarizes the expected effect our material debt (including interest where applicable), operating leases and other contractual obligations have on our future cash flows as of December 31, 2009 (in millions):

	Total	2010	2011	2012	2013	2014	Over 5 Years

11.25% Convertible Secured Notes due 2023 (1)	$63.9	$5.9	$58.0	$—	$—	$—	$—
Citigroup credit facility (2)	5.2	5.2	—	—	—	—	—
Other long-term debt (3)	6.0	3.6	2.4	—	—	—	—
Aircraft operating leases (4)	147.2	26.8	27.2	27.1	26.9	26.7	12.5
Other operating leases (5)	71.4	9.2	8.8	8.7	8.2	7.5	29.0
Other contractual obligations (6)	866.0	138.6	151.8	160.1	162.8	167.7	85.0

Total expected cash obligations	$1,159.7	$189.3	$248.2	$195.9	$197.9	$201.9	$126.5

(1)

Following the completion of the tender offer related to our convertible debt in August 2008 and subsequent bond repurchases in the fourth quarter of 2008, $60.8 million aggregate principal of our Original 4.25% Convertible Notes due 2023 remained outstanding.  As provided in the amended indenture governing the notes, such notes have become our 11.25% Convertible Secured Notes due 2023 with an additional repurchase date on August 1, 2011.  The expected impact of our 11.25% Convertible Secured Notes due 2023 on our future cash flows assumes the current principal balance of the notes will be redeemed on August 1, 2011, the earliest date the holders of the notes may require us to repurchase the notes.  If the notes are held until August 1, 2023, the maturity date, our obligations outlined above would increase by $70.3 million as a result of additional interest expense related to these notes.  Refer to Note 7, “Long-term Debt,” in Notes to Consolidated Financial Statements for further description of these notes.

(2)

In March 2009, we entered into and drew down fully on the Citigroup Credit Facility with Citigroup to increase our liquidity.  Since the credit facility is secured by a portion of our ARS holdings, we classified the liability as current on our Consolidated Balance Sheet.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize the ARS purchased from Citigroup.

(3)

Other long-term debt represents our obligation for the advances received under the EDC Loans.  For a detailed discussion of our financing arrangement with EDC, refer to Note 7, “Long-term Debt,” in Notes to Consolidated Financial Statements.  The expected effect of our financing arrangement with EDC on our future cash flows is calculated based on the six-month LIBOR plus 1.75% per annum and includes principal payments of $5.8 million and estimated interest payments of $0.2 million.

(4)

Aircraft operating lease obligations are the estimated lease payments for the 38 aircraft under long-term operating leases and subleases from Continental as of December 31, 2009. These agreements with Continental have substantially the same terms as the lease agreements between Continental and the third-party lessors, and expire between 2013 and 2022, however, lease obligations are only assumed through the end of the Amended Continental CPA on June 30, 2015 or through the end of the sublease term on April 30, 2015.   Consistent with the Amended Continental CPA, lease payments for the covered aircraft will be incurred directly by Continental.  Lease obligations for the remaining aircraft operating outside of the CPA are reflected above at reduced rental rates.

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

(6)

Other contractual obligations primarily include our power-by-the-hour agreement with Rolls Royce.  We expect to fund this commitment with cash generated from operations.  The estimated amount of future commitments for Rolls Royce is based on assumptions related to anticipated future levels of operations and forecasted payment rates.  The level of operations inherent in the estimated amounts for Rolls Royce is based on Continental’s and United’s most recent operating plan for Airlines, which can be altered at their sole discretion and includes our aircraft that are operating in our other lines of business.  Contractual rate increases at actual time of occurrence may be different than the forecasted rate inherent in the amounts for Rolls Royce.

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

Aircraft Fuel

            Prior to July 1, 2008, Continental provided all of our aircraft fuel needs for the aircraft operating as Continental Express under the Original Continental CPA, and we incurred fuel expense and fuel tax equal to the lower of the actual cost of the fuel and the related taxes or agreed-upon caps of 66.0 cents and 5.2 cents per gallon, respectively.  As a result, our cost of fuel was 71.2 cents per gallon for the six months ended June 30, 2008.  Under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel for all flights operating as Continental Express; therefore, the related fuel expense is not included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.

            Under the United Express Agreement, we agreed to a fuel risk sharing program with United whereby our markup is tied to an index consisting of the gap between increases in the price of fuel and increases in United’s passenger revenue per available seat mile.  As the gap between these two metrics rises, our markup could be reduced up to 4 percentage points.

Interest Rates

            We have potential interest rate exposure under the EDC Loans which bears interest at the six-month LIBOR plus 1.75% per annum.  We also have potential interest rate exposure under the Citigroup Credit Facility which bears interest at the open federal rate plus a variable spread per annum.  The interest rates applicable to these variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, any additional amounts incurred in interest expense for both our EDC Loans and the Citigroup Credit Facility for all periods presented would not be material.

            As of December 31, 2009 and 2008, we estimated the fair value of our $52.1 million and $60.8 million (carrying values) convertible notes to be $50.3 million and $38.9 million, respectively, based upon a fair valuation model that considered quoted market prices.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including general investor behavior, industry specific risks and interest rate risks.  Holders of this debt had the right to require that we repurchase their notes on August 1, 2008.  On that date we satisfied $59.7 million in aggregate principal of outstanding notes that had been validly tendered. Following the completion of the tender offer, $68.5 million aggregate principal of our Original 4.25% Convertible Notes due 2023 remained outstanding.  In accordance with the Debt with Conversion Options Subtopic, we calculated the fair value of the liability component of our 11.25% Convertible Secured Notes due 2023 to be $40.7 million and the equity component and related debt discount to be $27.8 million.  The $27.8 million discount is being accreted to “Amortization of debt discount” in our Consolidated Statements of Operations and will continue until August 1, 2011.  Subsequent to repurchases made in 2009, our interest expense, calculated using the effective interest method, related to the debt discount will be $7.8 million in 2010 and $5.7 million for the seven months ending July 31, 2011. In conjunction with the amortization of debt discount, we are currently amortizing $2.0 million of capitalized fees associated with the convertible debt refinancing to interest expense until August 1, 2011.

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

            Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

            The Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2009, as stated in their report which is presented in this Annual Report.

/s/ T. PATRICK KELLY T. Patrick Kelly Interim President and Chief Executive Officer	/s/ LAMPHUNG NGO-BURNS LamPhung Ngo-Burns Vice President and Chief Financial Officer
/s/ ROBERT BICKMORE Robert Bickmore Senior Director and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ExpressJet Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of ExpressJet Holdings, Inc. and subsidiaries (the Company) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II – Valuation and Qualifying Accounts for 2009.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ExpressJet Holdings, Inc. and subsidiariesas of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2009 information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company adopted the Cash Conversion Subsections of ASC Subtopic 470-20, Debt with Conversion and Other Options – Cash Conversion.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ExpressJet Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Houston, Texas
February 26, 2010

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company adopted the Cash Conversion Subsections of ASC Subtopic 470-20, Debt with Conversion and Other Options – Cash Conversion.

Houston, Texas February 27, 2009 except for Note 1 as to which the date is October 16, 2009.	/s/ Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
ExpressJet Holdings, Inc.:

We have audited ExpressJet Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting on page 64. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ExpressJet Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ExpressJet Holdings, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Houston, Texas
February 26, 2010

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2009	2008	2007

Operating Revenue
Passenger	$597,424	$1,236,950	$1,630,318
Corporate Aviation	56,729	39,831	17,681
Ground handling and other	34,105	41,432	37,546

	688,258	1,318,213	1,685,545

Operating Expenses:
Wages, salaries and related costs	329,227	397,544	437,568
Maintenance, materials and repairs	161,504	194,446	201,355
Other rentals and landing fees	60,549	96,215	119,165
Depreciation and amortization	30,346	36,350	31,121
Outside services	26,863	48,617	58,320
Aircraft rentals	21,898	197,122	344,166
Aircraft fuel and related taxes	13,412	228,048	323,218
Ground handling	9,314	59,553	97,157
Marketing and distribution	2,295	25,653	31,391
Impairment of fixed assets and goodwill	1,278	20,816	—
Special charges	—	22,384	—
Other operating expenses	78,756	107,920	148,955

	735,442	1,434,668	1,792,416

Operating Loss	(47,184)	(116,455)	(106,871)

Non-operating Income (Expense):
Gain on sale of short-term investments, net	4,547	968	—
Impairment charges on investments	(108)	(21,483)	(7,000)
Extinguishment of debt	(1,017)	2,107	888
Gain from debt discount	—	27,785	—
Settlement of fuel contracts	—	23,149	—
Amortization of debt discount	(4,863)	(10,477)	(11,179)
Interest expense, net of capitalized interest	(7,562)	(8,281)	(7,166)
Interest income	968	5,831	15,744
Equity investments loss, net	(377)	(1,291)	(1,304)
Other, net	(773)	574	(275)

	(9,185)	18,882	(10,292)

Loss before Income Taxes	(56,369)	(97,573)	(117,163)
Income Tax Benefit	53,063	2,515	40,922

Net Loss	$(3,306)	$(95,058)	$(76,241)

Basic and Diluted Loss per Common Share	$(0.21)	$(8.44)	$(14.20)

Shares Used in Computing Basic and Diluted Loss per Common Share	15,398	11,265	5,369

The accompanying notes are an integral part of these consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	December 31,
	2009	2008

Current Assets:
Cash and cash equivalents	$80,980	$57,528
Restricted cash	17,738	20,460
Short-term investments	9,082	41,369
Accounts receivable, net of allowance of $1.5 million and $0.7 million, respectively	9,351	11,212
Spare parts and supplies, net	20,205	23,850
Income tax receivable	18,523	383
Deferred Income Taxes – See Notes 1 and 8	8,469	—
Prepayments and other	4,786	6,929

Total Current Assets	169,134	161,731

Property and Equipment:
Owned property and equipment:
Flight equipment	209,704	222,401
Other	140,412	168,334

	350,116	390,735
Less: Accumulated depreciation	(162,000)	(169,815)

	188,116	220,920

Investments in Other Entities	—	1,600
Debt Issuance Cost, net	1,056	1,722
Other Assets, net	2,152	2,916

Total Assets	$360,458	$388,889

The accompanying notes are an integral part of these consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2009	2008

Current Liabilities:
Current maturities of long-term debt	$3,459	$3,459
Accounts payable	4,144	1,842
Accrued payroll and related costs	37,914	36,672
Accrued airport service costs	6,761	10,221
Accrued maintenance, materials and repair costs	13,087	11,558
Accrued taxes	7,288	10,541
Amounts due to Continental Airlines, net	1,687	1,539
Credit facility	5,000	—
Accrued other liabilities	17,521	20,440

Total Current Liabilities	96,861	96,272

Long-term Debt	2,389	5,848

11.25% Convertible Secured Notes due 2023, net of discount of $13,534 and $21,109, respectively	38,577	39,740

Deferred Income Taxes – See Notes 1 and 8	26,134	47,585

Other Long-term Liabilities	367	1,761

Commitments and Contingencies – See Note 15

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding, respectively	—	—
Common stock - $.01 par, 150,000,000 shares authorized, and 22,731,424 and 22,024,439 shares issued, respectively	227	220
Additional paid-in capital	268,096	263,859
Accumulated loss	(53,328)	(49,316)
Accumulated other comprehensive income (loss)	644	(20)
Common stock held in treasury, at cost 7,084,450 and 4,344,666 shares, respectively	(19,509)	(17,060)

Total Stockholders’ Equity	196,130	197,683

Total Liabilities and Stockholders’ Equity	$360,458	$388,889

The accompanying notes are an integral part of these consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2009	2008	2007

Net Cash Flows used in Operating Activities	$(12,339)	$(56,092)	$(39,930)

Cash Flows from Investing Activities:
Capital expenditures	(4,913)	(10,306)	(48,934)
Proceeds from the sale of property and equipment	10,493	12,468	—
Purchase of short-term investments	—	(64,425)	—
Proceeds from the sale of short-term investments	37,522	9,869	—
Proceeds from sale of equity ownership	1,000	—	—
Investments in restricted cash	(2,202)	(2,608)	(4,349)

Net cash provided by (used in) investing activities	41,900	(55,002)	(53,283)

Cash Flows from Financing Activities:
Repurchase of common stock	(3,380)	(7,965)	(8,013)
Payments on long-term debt and capital lease obligations	(10,532)	(14,515)	(5,023)
Proceeds from issuance of common stock	520	1,307	416
Payments related to modification of convertible notes’ terms	—	(2,000)	—
Proceeds from debt financing	5,000	—	—
Other	2,283	2,536	3,459

Net cash used in financing activities	(6,109)	(20,637)	(9,161)

Net Increase (Decrease) in Cash and Cash Equivalents	23,452	(131,731)	(102,374)
Cash and Cash Equivalents - Beginning of Year	57,528	189,259	291,633

Cash and Cash Equivalents - End of Year	$80,980	$57,528	$189,259

Supplemental Cash Flow Information:
Interest paid, net	$7,267	$5,397	$6,935
Income taxes refunded	$(1,884)	$(37,596)	$(5,028)

The accompanying notes are an integral part of these consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
					Additional	Other	Accumulated
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Capital	Income/(Loss)	(Deficit)	Total

Balance as of December 31, 2006	5,465	$55	49	$(4,604)	$195,276	$364	$124,633	$315,724
Net Loss	—	—	—	—	—	—	(76,241)	(76,241)
Debt extinguishment under the Debt with Conversion Options Subtopic	—	—	—	—	(1,020)	—	—	(1,020)
Other Postretirement Employee Benefits, net of tax	—	—	—	—	—	176	—	176
Total Comprehensive Loss								(77,085)
Issuance of common stock pursuant to stock plans	49	—	(11)	1,074	(61)	—	(315)	698
Cancellation of previously issued equity awards	—	—	2	(154)	—	—	—	(154)
Stock based compensation	—	—	—	—	5,667	—	—	5,667
Stock repurchases	—	—	270	(8,013)	—	—	—	(8,013)

Balance as of December 31, 2007	5,514	$55	310	$(11,697)	$199,862	$540	$48,077	$236,837
Net Loss	—	—	—	—	—	—	(95,058)	(95,058)
Debt extinguishment under the Debt with Conversion Options Subtopic	—	—	—	—	(2,312)	—	—	(2,312)
Other Postretirement Employee Benefits, net of tax	—	—	—	—	—	(65)	—	(65)
Fair value adjustments of short-term investments, net	—	—	—	—	—	(495)	—	(495)
Total Comprehensive Loss								(97,930)
Issuance of common stock pursuant to stock plans	130	2	(15)	2,915	44	—	(2,335)	626
Cancellation of previously issued equity awards	(2)	(1)	15	(313)	—	—	—	(314)
Equity Settlement – Original 4.25% Convertible Notes	16,382	164	—	—	60,835	—	—	60,999
Stock based compensation	—	—	—	—	5,430	—	—	5,430
Stock repurchases	—	—	4,035	(7,965)	—	—	—	(7,965)

Balance as of December 31, 2008	22,024	$220	4,345	$(17,060)	$263,859	$(20)	$(49,316)	$197,683
Net Loss	—	—	—	—	—	—	(3,306)	(3,306)
Debt extinguishment under the Debt with Conversion Options Subtopic	—	—	—	—	(12)	—	—	(12)
Other Postretirement Employee Benefits, net of tax	—	—	—	—	—	(52)	—	(52)
Fair value adjustments of short-term investments, net	—	—	—	—	—	716	—	716
Total Comprehensive Loss								(2,654)
Issuance of common stock pursuant to stock plans	707	7	(36)	(155)	142	—	(22)	(28)
Cancellation of previously issued equity awards	—	—	3	16	—	—	—	16
Stock based compensation	—	—	—	—	4,107	—	—	4,107
Stock repurchases	—	—	3,040	(3,380)	—	—	—	(3,380)
Sales of Treasury Stock	—	—	(268)	1,070	—	—	(684)	386

Balance as of December 31, 2009	22,731	$227	7,084	$(19,509)	$268,096	$644	$(53,328)	$196,130

The accompanying notes are an integral part of these consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            ExpressJet Holdings, Inc. (“Holdings”), a Delaware corporation, was incorporated in August 1996 and is engaged in the business of transporting people.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with XJT Holdings, Inc. and Holdings, as “ExpressJet”, “Company”, “we” or “us”).  Airlines currently operates a fleet of 244 aircraft flying under contractual arrangements for network carriers and entities desiring cost-effective and fully customizable group travel Airlines is one of the largest regional airlines in the world, based on 2009 available seat miles, fleet size and passengers transported.

            In 2009, ExpressJet continued to transition its business by focusing on contractual flying arrangements.  In addition, we placed emphasis on improving our balance sheet in light of the pressures of industry-wide capacity reductions and continued difficulties in the global economy.  These efforts included the repurchase of $8.7 million of our 11.25% Convertible Secured Notes due 2023 in the open market, which reduced the outstanding principal balance of our convertible notes from $60.8 million as of December 31, 2008 to $52.1 million as of December 31, 2009.  We also repurchased 3.0 million shares of our common stock in 2009.  In late 2009, we began to reallocate aircraft within our fleet to immediately support existing capacity needs of United Air Lines, Inc. (“United”) pursuant to a capacity purchase agreement effective December 1, 2009 (the “United Express Agreement”).  Additionally, revenues increased over 40% in 2009 within our Corporate Aviation (charter) division.

            For substantially all of 2009, we operated 214 aircraft for Continental Airlines (“Continental”) as Continental Express pursuant to a capacity purchase agreement, which was amended and effective July 1, 2008, (the “Amended Continental CPA”) and 30 aircraft within our Corporate Aviation (charter) division.  In early 2010, we executed the United Express Agreement, which has a retroactive effective date of December 1, 2009, pursuant to which we will operate 22 ERJ-145 aircraft as United Express to replace flying performed by other United Express partner carriers whose contracts have expired.  We operated a total of six aircraft under the United Express Agreement as of December 31, 2009 and a total of 16 aircraft under the United Express Agreement as of February 15, 2010.  The remaining six aircraft will begin operating under the United Express Agreement on March 1, 2010.  On February 15, 2010, we entered into the First Amendment to the United Express Agreement with United, pursuant to which we will fly up to ten additional aircraft for United in the current ExpressJet livery from May 2010 through December 2010.   With the addition of this flying, we expect our 2010 fleet of 244 aircraft to be allocated as follows:

•	206 aircraft operating for Continental as Continental Express pursuant to the Amended Continental CPA;
•

22 aircraft operating for United as United Express pursuant to the United Express Agreement, with an additional ten aircraft operating as United Express from May 2010 to December 2010 pursuant to the First Amendment to the United Express Agreement; and

•	16 aircraft operating in our Corporate Aviation (charter) division, decreasing to as few as six aircraft from May 2010 to December 2010.

            We also provide aviation services through our two wholly owned subsidiaries, ExpressJet Services, LLC and InTech Aerospace Services, LP (“InTech”) and through our and majority owned subsidiary, Saltillo Jet Center, S. de R.L. C.V. (“Saltillo”).  These services include ground-handling at airport locations across the United States, aircraft composite repair and overhaul, and aircraft interior refurbishments (interiors and paint).  During the first half of 2007, we rebranded InTech and Saltillo so that each does business under the “ExpressJet Services” trade name.  These entities are collectively referred to herein as “ExpressJet Services”.

            We compete with a number of regional airlines for the service we provide to our main-line airline partners and charter customers.  We believe that our continued success depends on our ability to provide our partners and charter customers, outstanding operational performance and customer service at a competitive price.  Our ability to do this depends on the commitment of and execution by our over 5,600 employees on a daily basis.

            In light of the current economic recession, coupled with lower block hour rates under the Amended Continental CPA, we believe strict budgeting and cash preservation are crucial to sustain our liquidity and meet our financial obligations through 2010.  We believe that our existing liquidity, projected 2010 cash flows, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the year ending December 31, 2010.

Note 1 – Adjustments and Summary of Significant Accounting Policies

Adopted Accounting Policies

            Codification.  Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the exclusive authoritative reference for nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The ASC became the only level of authoritative GAAP and eliminated the previous four-level hierarchy.  Our accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to our Consolidated Financial Statements have been changed to refer to the appropriate section of ASC.

            Convertible Notes.  We adopted the Cash Conversion Subsections of ASC Subtopic 470-20, “Debt with Conversion and Other Options - Cash Conversion” (“Debt with Conversion Options Subtopic”) on January 1, 2009.  The adoption impacted the historical accounting for our original 4.25% convertible notes due 2023 issued in 2003 (the Original 4.25% Convertible Notes due 2023”) which on August 2, 2008, became our 11.25% Convertible Secured Notes due 2023.  We filed a Current Report on Form 8-K on October 16, 2009 to reflect the retrospective adoption of the new accounting guidance on the 2008, 2007 and 2006 Consolidated Financial Statements.

            Other-Than-Temporary Impairments.In April 2009, the FASB issued new guidance which modifies the requirements for recognizing other-than-temporarily-impaired debt securities and the presentation of other-than-temporary impairments in the financial statements. This guidance, which affects the accounting for our portfolio of auction rate securities (“ARS”), was adopted during 2009.  Other-than-temporary impairments are now reflected in our Consolidated Statements of Operations as “Impairment charges on investments”.

            Subsequent Events.  In May 2009, the FASB issued guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  This guidance is contained in ASC Topic 855, Subsequent Events” (“ASC Topic 855”).  We adopted the provisions of ASC Topic 855 during 2009.  The adoption of these provisions did not have a material effect on our Consolidated Financial Statements.  The Company has evaluated subsequent events for potential recognition and/or disclosure through March 1, 2010, the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.

Other Accounting Matter

            In the process of adjusting our tax accrual for our 2008 actual tax return filed in 2009, we identified an immaterial error related to our recording of deferred tax assets and liabilities and related valuation allowance in 2008.  The correction of the error resulted in a $4.8 million increase to “Deferred Income Taxes” and a $4.8 million increase to “Accumulated loss” in our Consolidated Balance Sheet as of December 31, 2008.  In addition, the correction of the error resulted in an increase to our income tax expense and an increase to our net loss for the three months ended December 31, 2008 of $4.8 million ($0.25 per common share) and an increase to our income tax expense and an increase to our net loss for the year ended December 31, 2008 of $4.8 million ($0.42 per common share).  We concluded that this item was not material to the 2008 financial statements and an amendment to the Revised 2008 10-K is not required.

Significant Accounting Policies

            (a) Principles of Consolidation –

            The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and include the accounts of Holdings and its subsidiaries.  All material intercompany transactions have been eliminated in consolidation.

            (b) Use of Estimates –

            The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

            (c) Cash and Cash Equivalents –

            Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible into cash and have maturities of three months or less when purchased.  Restricted cash is our collateral for estimated future workers’ compensation claims, letters of credit, and corporate aviation deposits.

            Cash flows used in operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,

	2009	2008	2007

Cash Flows from Operating Activities:
Net loss	$(3,306)	$(95,058)	$(76,241)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	4,863	10,477	11,179
Gain on extinguishment of debt	1,017	(29,892)	(888)
Gain on sale of short-term investments	(4,547)	(968)	—
Impairment charge on short-term investments	108	21,482	—
Deferred income taxes	(29,986)	(4,774)	(7,540)
Depreciation and amortization	30,346	33,353	29,251
Impairment on intangibles and long-lived assets	1,278	20,815	—
Bad debt expense	1,657	619	785
Deferred credits	—	(7,854)	—
Equity loss from investments in other entities	377	1,292	8,304
Stock based compensation	4,079	4,464	5,318
Gain (loss) on sale / disposal of assets	(190)	5,183	3,168
Other, Net	241	3,370	1,404
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	4,923	6,905	(9,487)
(Increase) decrease in accounts receivable	205	3,845	(8,858)
(Increase) decrease in spare parts and supplies	1,792	535	(4,630)
(Increase) decrease in income tax receivable	(18,140)	36,698	(28,219)
(Increase) decrease in prepayments and other	3,457	1,735	(602)
Increase (decrease) in accounts payable	2,207	(2,490)	440
Increase (decrease) in amounts due to Continental Airlines	(2,126)	(3,187)	1,205
Increase (decrease) in air traffic liability	—	(18,213)	18,213
Increase (decrease) in accrued payroll and related costs	1,171	(11,378)	(1,003)
Increase (decrease) in accrued airport service costs	(3,459)	(12,654)	4,310
Increase (decrease) in accrued maintenance	1,529	(7,848)	1,706
Increase (decrease) in other liabilities	(9,835)	(12,549)	12,255

Net Cash Flows used in Operating Activities	$(12,339)	$(56,092)	$(39,930)

            (d) Short-term Investments –

            Short-term investments are comprised of ARS.  Our ARS are reflected at fair value using a discounted cash flow model and significant unobservable inputs.  As of December 31, 2009 we estimated the fair value of our ARS to be $9.1 million.

            (e) Accounts Receivables, net –

            Accounts receivable are stated at the historical carrying amount net of write-offs and allowance for uncollectible accounts.  Our allowance for uncollectible accounts is determined using a specific identification approach and totaled $1.5 million and $0.7 million at the end of 2009 and 2008, respectively.

            (f) Spare Parts and Supplies, net –

            Inventories, expendable parts and supplies relating to flight equipment are carried at average acquisition cost and are expensed when used.  An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value.  These allowances are based on our estimates, which are subject to change.  Our allowance for obsolescence as of December 31, 2009 and 2008 was $14.4 million and $12.9 million, respectively.

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

	Estimated Useful Life	Estimated Residual Value

Flight Equipment	25 years	15%
Ground property and equipment	2 to 8 years	0%
Operating lease improvements - flight and ground	Lease Term	0%
Software	3 - 5 years	0%
Leasehold Improvements	Lease Term	0%
Buildings	30 years	0%

            Amortization related to assets under operating leasehold improvements is included in our depreciation and amortization expense on the Consolidated Statements of Operations.  We amortize assets under capital leases and operating leasehold improvements over the shorter of the asset life or lease term.

            In accordance with ASC Subtopic 360-10, “Overall -- Impairment or Disposal of Long-Lived Assets” (“ASC Subtopic 360-10”), we record impairment losses on long–lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  The net carrying value of assets not recoverable is reduced to fair value.

            As shown in the following table, our aircraft fleet consisted of 244 regional jets as of December 31, 2009.   We currently lease or sublease all of our existing regional jet aircraft from Continental.  Refer to Note 6, “Leases,” for further information related to our rental obligations.

Type	Total Leased Aircraft

ERJ-145XR	104
ERJ-145LR	117
ERJ-145ER	23

Total	244

            All 244 aircraft were placed in service prior to 2007.  During 2009, our remaining 50 options from Embraer for aircraft purchases within the ERJ-145 Family expired unexercised.

            (h) Intangible and Other Assets –

            Reorganization Value in Excess of Amounts Allocable to Identifiable Assets (“goodwill”) represents primarily the amount that arose from Continental’s emergence from bankruptcy reorganization in 1993.  Effective January 1, 2002, we adopted and began to account for this asset in accordance with ASC Subtopic 350-20, “Goodwill” (“ASC Subtopic 350-20”), which requires testing of goodwill and intangible assets with indefinite lives for impairment rather than amortizing them.  Due to the restructuring of our agreement with Continental, our goodwill was determined to be fully impaired in 2008 resulting in a non-cash charge of $12.8 million.

            Airport operating rights, the rights to use certain take-off and landing slots and gates, are amortized on a straight-line basis over the life of the related airport facility lease, which approximates 20 years, with no residual value.  During 2008 we sold the Airport operating rights at net book value.

            Because of the impairments and sales noted above, our Consolidated Balance Sheets as of December 31, 2008 and December 31, 2009 do not include intangible assets.

            Capitalized costs related to our senior convertible notes is amortized on a straight-line basis through August 2011, the first date at which we may be required to repurchase the notes, with no residual value.

            (i) Deferred Credits –

            Currently, our deferred credits consist of maintenance credits related to certain long-term contracts and a facility rent credit for improvements related to our headquarters building.  The deferred maintenance credits are amortized against maintenance, materials and repairs while our deferred rent credit is amortized against other rentals and landing fees.  Prepayments and other current assets or current accrued liabilities are reduced as the credits are used.  Prior to 2009, our deferred credits included spare part and flight training credits primarily derived from our purchase agreement with Embraer.  All spare part credits were used to offset the purchase price of initial spare parts provisioning for our aircraft.  Similarly, the flight training credits were used to pay for the initial simulator rent costs for our pilots.  These deferred credits are amortized as a reduction to our aircraft rent expense over the life of the associated aircraft lease.  Due to the transition of our business model in 2008, we accelerated the amortization of $7.9 million in deferred credits related to spare parts and flight training.  Deferred credit amortization totaled $0.4 million, $0.8 million and $1.2 million for 2009, 2008 and 2007, respectively.  The unamortized deferred credit balances remaining as of December 31, 2009 total $0.7 million.

            (j) Operating Revenue –

            Passenger Revenue.  Our Corporate Aviation customers typically prepay flights based on estimated charges to be incurred.  Such prepayments are held in escrow and recorded as restricted cash and deferred revenue until the flights have operated.  At that time we recognize the associated revenue and release the funds from escrow.

            Ground Handling and Other.  We recognize our non-passenger revenue, ground handling and other revenues as services are provided.

            (k) Segment Reporting –

            ASC Topic 280 “Segment Reporting” (“ASC Topic 280”) requires disclosures related to components of a company for which separate financial information is available if that segregated information is evaluated regularly by the company’s chief operating decision makers in deciding the allocation of resources and assessing performance.  For 2009, ExpressJet had two reportable segments:  Contract Flying and Aviation Services.

            (l) Wages, Salaries and Related Expenses –

            As our collective bargaining agreements become amendable, we accrue for anticipated retroactive pay that we estimate will be due under the new contract.

            We have three stock-based compensation plans:  the ExpressJet Holdings, Inc. 2002 and 2007 Stock Incentive Plans and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan.  The Company accounts for stock-based compensation utilizing the fair value recognition provisions of ASC Topic 718 “Compensation – Stock Compensation” (ASC Topic 718”).  Refer to Note 12, “Stock-Based Compensations Plans,” for further details.

            We are currently self-insured for a portion of our healthcare costs and have a large deductible for our workers compensation liability.  Consequently, reserves for the cost of claims that have not been paid or benefit costs that have been incurred but not yet reported (“IBNR”) as of a given date are estimated.

            (m) Aircraft & Facilities Leases –

            All of our aircraft are either leased or sub-leased from Continental.  The Amended Continental CPA changed the way we pay rent for aircraft from our original capacity purchase agreement with Continental (the “Original Continental CPA”).  Under the Amended Continental CPA, Continental is directly responsible for the cost of paying aircraft rent for all flights operating as Continental Express.  Lease payments relating to the aircraft removed from the Amended Continental CPA are at reduced rental rates. Rental payments for each aircraft are fixed upon lease execution with no escalation clauses.  We also have airport and maintenance facility leases that are leased from airport authorities or other municipal authorities.  In order to determine the proper classification of a lease as either an operating lease or a capital lease, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset, as well as select an appropriate discount rate to be used in discounting future lease payments.  The assumptions used in our lease classification analyses are based on our interpretation of available market data and specific contract terms.  Refer to Note 6, “Leases,” for further information related to our rental obligations.

            (n) Maintenance and Repair Costs –

            Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expense as incurred, except for those maintenance costs covered by power-by-the-hour agreements, which are expensed based on contractual terms.  In 2009 and 2008, power-by-the-hour arrangements represented approximately 72% and 71%, respectively, of our maintenance, materials and repairs costs.

            (o) Income Taxes –

            Deferred income taxes, which are provided under the liability method, are determined based on differences between the financial reporting and income tax basis of assets and liabilities and are measured using enacted tax rates and laws.  Operating losses which are dependent on the generation of future taxable income are recorded as a deferred tax asset.  A valuation allowance is provided on deferred tax assets if, based on available evidence, it is more likely than not that future tax benefits will not be realized.  The current income tax receivable represents the amount which was carried back and applied against previous years’ income.  Refer to Note 8, “Income Taxes,” for further discussion of income taxes, including the tax agreement with Continental.

            (p) Fair Value Measurements –

            ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC Topic 820”) provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  The standard also establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three tiers of fair value input are defined below:

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

            As of December 31, 2009, we held cash equivalents and short-term investments of ARS that were required to be measured at fair value.  Refer to Note 4, “Fair Value Measurements,” for further information on our ARS.

            (q) Financial Instruments and Risk Management –

            Financial Instruments.  Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, the secured debt owed under a series of secured loans with Export Development Canada, which loans consist of a $10.7 million loan in May 2003 and a $6.6 million loan in September 2003 (the “EDC Loans”), the 11.25% Convertible Secured Notes due 2023 and the $5 million revolving line of credit (the “Citigroup Credit Facility”) with Citigroup Global Markets Inc. (“Citigroup”).  The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and the Citigroup Credit Facility approximate fair value due to the highly liquid nature of these short-term instruments.  As of December 31, 2009 and 2008, the fair value of the EDC Loans was approximately $5.3 million (carrying value of $ 5.8 million) and $7.2 million (carrying value of $9.3), respectively.  As of December 31, 2009 and December 31, 2008, we estimated the fair value of our $52.1 million and $60.8 million (carrying value) fixed-rate debt to be $50.3 million and $38.9 million, respectively, based upon quoted market prices.

            Credit Risk Due to Certain Concentrations.  We provide Continental the majority of its regional jet capacity at its hub airports, as well as additional non–hub service.  We are economically dependent upon Continental as most of our revenue and cash flows are received from Continental.  If Continental defaults on the payment obligations it has to us under the Amended Continental CPA or other agreements, then in addition to any other remedies we may have, we can offset the amount of the defaulted payments against the amounts we owe to Continental under any agreements in an amount corresponding to its defaulted payments.

            (r) Reclassifications –

            Certain reclassifications have been made in prior years’ financial statements to conform to the current year presentation, including adjustments to common stock, additional paid-in capital, and share amounts due to the reverse split (the “Reverse Split”) of our common stock in October 2008.

Note 2 – Contract Flying

            As of December 31, 2009, we averaged over 1,045 daily flights in our Contract Flying, offering scheduled passenger service to over 134 scheduled destinations in North America, including Mexico as well as the Caribbean.  We generated over $650 million of revenue (approximately 95% of our total consolidated revenue) in this segment during 2009.

            Continental Capacity Purchase and Other Agreements

            General.   A significant portion of our revenue and cash flows is attributable to the Amended Continental CPA.  Under the Amended Continental CPA, Airlines operates flights on behalf of Continental as Continental Express.  Continental controls and is responsible for scheduling; pricing and managing seat inventories and is entitled to all revenue associated with the operation of the aircraft.  We also have various other agreements with Continental that govern our relationship.

            Under the Amended Continental CPA, all reservation, sales, marketing and distribution costs normally associated with operating an airline are borne by Continental.

            2008 Amended Continental CPA.  In June 2008, we reached an agreement with Continental to amend the Original Continental CPA.  The Amended Continental CPA, which became effective July 1, 2008, has a seven-year term that is scheduled to expire on June 30, 2015.  Under the Amended Continental CPA, Continental compensates us at a pre-determined rate based on block hours flown and reimburses us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and substantially all regional jet engine expenses under current long-term third-party contracts with no margin or mark-up.   Under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel and paying aircraft rent for all flights operated as Continental Express; therefore, these items are not included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.  The fixed block hour rates are considerably lower than the rates under the original agreement, though they are also subject to annual escalations tied to a consumer price index (capped at 3.5%) at each anniversary date, July 1.  The consumer price index escalation used for the July 1, 2009 rate adjustment was 1.94%.  We will continue to focus on aggressively managing costs as certain of our costs currently have contractual escalations that are higher then the current index escalation under the Amended Continental CPA, and the economic difficulties facing the entire airline industry.

            Concurrently with the execution of the Amended Continental CPA, we entered into a settlement agreement with Continental to release the parties’ claims relating to certain identified payments under the Original Continental CPA, including disputes previously disclosed as possible matters for arbitration.

            In September 2008, we agreed with Continental on the first amendment to the Amended Continental CPA in order to compensate us for our fixed costs, which cannot be reduced as a result of the unanticipated reduction in aircraft utilization by Continental’s scheduling. We also agreed that if Continental, beginning in year two, increases its aircraft utilization above a pre-determined threshold, then it may receive discounts on the agreed, pre-determined block hour rates.  Pursuant to the first amendment to the Amended Continental CPA, we recognized an additional $4.8 million in contract revenues related to shortfalls in aircraft utilization for the year ended December 31, 2009.

            In December 2008, we agreed with Continental on the second amendment to the Amended Continental CPA in order to clarify certain issues related to our revenue recognition, the fuel efficiency program in place in connection with the Amended Continental CPA and depreciation related to the aircraft we operate for Continental and excess inventory related thereto.

            Pursuant to the terms of the first and second amendments to the Amended Continental CPA, beginning in July 2009 and throughout the remainder of term of the Amended Continental CPA, if Continental increases utilization of our aircraft above a pre-determined threshold, then Continental will be entitled to receive a discount on the agreed, pre-determined block hour rates; provided that the aggregate discount received by Continental shall not exceed $10 million.  For the year ended December 31, 2009, there was an increase in utilization of our aircraft above the pre-determined threshold for such period that resulted in Continental receiving a discount in the amount of approximately $1.2 million.

            In December 2009, we agreed with Continental on the third amendment to the Amended Continental CPA pursuant to which, among other things, we agreed to sublease eight aircraft from Continental that were previously operated as Continental Express under the Amended Continental CPA in order to meet our aircraft requirements under the United Express Agreement.

            Scope of Agreement.  For substantially all of 2009, the Amended Continental CPA covered 214 of Airlines’ existing fleet of 244 aircraft.  The Amended Continental CPA provides that we will fly a minimum of 205 aircraft for Continental through June 30, 2009, and a minimum of 190 aircraft for the remainder of the term.  Continental does not have the ability to terminate the agreement without cause prior to the termination date and cannot reduce the number of aircraft covered under the agreement below 190 aircraft.  However, the Amended Continental CPA may cover less than 190 aircraft if there is an expiration of a Covered Aircraft head lease and there are no fifty-seat replacement aircraft (among the original 274 aircraft) being stored on behalf of Continental.  If, at any time prior to the end of the Amended Continental CPA term, Continental proposes to engage any third party to operate one of the original 274 aircraft, we shall have the right of first opportunity to operate that aircraft.  Continental retains the right to reduce the number of aircraft to a minimum of 190 aircraft at any time during the remainder of the initial term ending on June 30, 2015.

            United Express Agreement and Other Agreements

            General.  United announced in November 2009 that we were awarded a multiyear arrangement to fly 22 ERJ-145 aircraft as United Express beginning May 1, 2010.  In February 2010, ExpressJet announced the execution of the United Express Agreement, which agreement has an effective date retroactive to December 1, 2009.  The United Express Agreement has an initial term expiring on April 30, 2012 for 11 aircraft and on April 30, 2013 for the remaining 11 aircraft, and contains a renewal option, at United’s election, for additional periods up to a total term of five years.  Under this arrangement, United must notify ExpressJet of its intention to renew each group of aircraft not less than six month’s prior to the end of the term for such aircraft.

            We operated a total of 6 aircraft under the United Express Agreement as of December 31, 2009 and a total of 16 aircraft under the United Express Agreement as of February 15, 1010.  The remaining 6 aircraft will begin operating under the United Express Agreement on March 1, 2010.

            On February 15, 2010, we entered into the First Amendment to the United Express Agreement with United, pursuant to which we will fly up to 10 additional for United in the current ExpressJet livery from May 2010 though December 2010.  United will have the option to renew these supplemental aircraft for up to four additional periods of not less than thirty days per renewal period.  Under this arrangement, United must notify ExpressJet of its intention to renew for the initial renewal period no later than June 15, 2010 for the first six supplemental aircraft and August 15, 2010 for the remaining four additional aircraft.  In an effort to provide United with increased flexibility, the amendment allows United to extend the renewal deadline for each aircraft upon certain terms and conditions.  If United elects not to extend the term of the supplemental aircraft, the ten aircraft will be removed from service, and placed into the Corporate Aviation (charter) operation.

            All of the aircraft operated as United Express will be sourced from our Corporate Aviation (charter) division and leased as necessary from alternate sources.

            Under the terms of the United Express Agreement, United will be responsible for scheduling, marketing, pricing and revenue management on the aircraft and collecting all passenger revenues under the United.  Airlines' operates, maintains and finances the aircraft.

            We received payments under the United Express Agreement at a pre-determined rate based on block hours and departures flown and we are reimbursed us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and fuel.

            The United Express Agreement also provides for incentives and penalties based upon Airlines’ performance, including on-time arrival performance and completion percentage rates.

            Fuel.  Under the United Express Agreement, we agreed to a fuel risk sharing program with United whereby our markup is tied to an index consisting of the gap between increases in the price of fuel and increases in United’s passenger revenue per available seat mile.  As the gap between these two metrics rise, our markup could be reduced up to 4 percentage points.

            Warrant.  As part of the United Express Agreement, on February 17, 2010, we issued a warrant to United for the purchase of 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock.  We did not issue this warrant for any specified consideration, but instead in connection with The United Express Agreement covering 22 ERJ-145 aircraft for United Express service effective December 1, 2009.  The certificate representing the warrant contains (and certificates representing the underlying shares, when issued, will contain) restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act or pursuant to an exemption thereunder.  The warrant shall terminate and become void as of the earlier of (a) the time and date the warrant is fully exercised with respect to all warrant shares pursuant to the warrant and (b) 5:00 p.m., central time, on the date of the expiration (with respect to all tranches of aircraft and including renewal terms) or earlier termination of the United Express Agreement; provided that if the United Express Agreement is terminated due to any material default or breach by ExpressJet, the warrant shall not terminate or become void and shall continue in full force and effect until April 30, 2013.

Note 3 – Segment Reporting

            The following business discussion is based on the two reportable segments, Contract Flying and Aviation Services, as they were structured during the year ended December 31, 2009.

                A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are reviewed by our chief operating decision makers.  Consequently, the tables below present (in thousands) our operating revenues, including inter-segment revenues, and segment profit / (losses) generated per reportable segment for the years ended December 31, 2009, 2008 and 2007.  We also included our reconciliation of the consolidated operating revenue to consolidated loss before income taxes and of our total assets as of December 31, 2009 and 2008.  As discussed in Note 1, “Adjustments and Summary of Significant Accounting Policies,” in Notes to Consolidated Financial Statements, our Consolidated Financial Statements for each period presented have been adjusted for the retrospective application of the Debt with Conversion Options Subtopic, the impact of which is not allocated to a segment, but recorded at the consolidated level.

	Contract Flying	Aviation Services	Eliminations	Consolidated

Year Ended December 31, 2009:
Revenue from customers	$654,153	$42,620	$(8,515)	$688,258
Direct segment expenses	590,366	27,359	(8,515)	609,210

Segment profit	$63,787	$15,261	$—	$79,048
Special items (1)		(1,278)		(1,278)
Other shared expenses (2)				(124,954)
Non-operating expense				(9,185)

Consolidated loss before income taxes				$(56,369)

Assets as of December 31, 2009
Segment assets	$172,457	$15,659	$—	$188,116
Other shared assets (3)				172,342

Total consolidated assets				$360,458

(1)

In 2009, we concluded that the carrying values of certain of our long-lived assets, primarily idle general service equipment from our Aviation Services segment were no longer recoverable.  Special items for the twelve months ended December 31, 2009, include impairment charges of $1.3 million to write these long-lived assets down to their estimated fair values.

(2)

Some of the major components of other shared expenses for the twelve months ended December 31, 2009 are general and administrative labor and related expenses – $55.8 million; other general and administrative expenses – $43.7 million; outside services – $22.6 million; and non-airport rentals – $2.9 million.

(3)	Other shared assets include assets that are interchangeable between segments.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Year ended December 31, 2008:
Revenue from customers	$1,059,325	$222,007	$43,841	$(6,960)	$1,318,213
Direct segment expenses	789,710	289,798	23,862	(6,960)	1,096,410

Segment profit (loss)	$269,615	$(67,791)	$19,979	$—	$221,803
Special items (1)	(13,498)	(29, 701)			(43,199)
Other shared expenses (2)					(295,059)
Non-operating income		23,149			18,882

Consolidated loss before income taxes					$(97,573)

Assets as of December 31, 2008
Segment assets (3)	$136,519	$35,802	$13,933	$—	$186,254
Other shared assets (4)					202,635

Total consolidated assets					$388,889

(1)

Special items for the twelve months ended December 31, 2008, include $21.7 million related to suspended flying under several lines of our at-risk operations in addition to a $12.8 million impairment of goodwill, and $8.0 million impairment of fixed assets and $0.7 million charge related to base closure costs.

(2)

Some of the major components of other shared expenses for the twelve months ended December 31, 2008 were maintenance labor – $77.5 million; general and administrative labor and related expenses – $71.0 million; other general and administrative expenses – $94.3 million; outside services – $36.0 million; and non-airport rentals – $10.0 million.  Transition costs incurred were approximately $6.3 million.

(3)	Assets for the Branded Flying segment continued to be utilized by the Company and were in the process of being redeployed across all operations as of December 31, 2008.
(4)	Other shared assets include assets that are interchangeable between segments.

	Contract Flying	Branded Flying	Aviation Services	Eliminations	Consolidated

Year ended December 31, 2007:
Revenue from customers	$1,471,538	$180,520	$41,011	$(7,524)	$1,685,545
Direct segment expenses	1,127,530	294,966	25,423	(7,524)	1,440,395

Segment profit (loss)	$344,008	$(114,446)	$15,588	$—	$245,150
Other shared expenses (1)					(352,021)
Non-operating expense					(10,292)

Consolidated loss before income taxes					$(117,163)

Assets as of December 31, 2007:
Segment assets	$179,336	$36,528	$15,515	$—	$231,379
Other shared assets (2)					366,229
Total consolidated assets
					$597,608

(1)

Some of the major components of other shared expenses for the twelve months ended December 31, 2007 are maintenance labor - $76.9 million; general and administrative labor and related expenses - $95.8 million; other general and administrative expenses – $106.6 million; outside services - $44.5 million; and non-airport rentals - $14.6 million.  Transition costs incurred were approximately $13.6 million.

(2)	Other shared assets include assets that are interchangeable between segments.

Note 4 – Fair Value Measurements

            ASC Topic 820provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three tiers of fair value input are defined below:

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

            In 2008, we invested approximately $65 million in ARS which are classified as available-for-sale securities and reflected at fair value.  The fair value of our ARS at that time was estimated using a discounted cash flow model that considered, among other items, the collateralization underlying the ARS, the creditworthiness of our counterparties, the timing of expected future cash flows, and a discount rate which accounts for the liquidity issue associated with the current market conditions.  These securities were also compared, where possible, to other observable market data with similar characteristics, however, due to the contraction in the credit markets and other factors, the market for ARS is currently trading at minimal volumes and observable market data in not readily available.  As we could not predict when the market would recover and needing to avail ourselves the flexibility to sell our ARS in the next 12 months, we evaluated and classified, in accordance with accounting guidance our ARS as short-term investments and recognized in the first quarter of 2008 an other-than-temporary impairment of $13.7 million.  This impairment charge was recognized as “Impairment charges on investments” in our Consolidated Statement of Operations.

            In April 2009, the FASB issued new guidance which modified the requirements for recognizing other-than-temporarily-impaired debt securities and the presentation of other-than-temporary impairments in the financial statements. This guidance, which affects the accounting for our portfolio of ARS, was adopted during 2009.  At the end of each quarter we now reflect declines in fair value related to these instruments in our Consolidated Statements of Operations as “Impairment charges on investments”.  Prior to the adoption of the new guidance on other-than-temporary-impairments, we recorded changes in fair value of our ARS that we deemed to be temporary to accumulated other comprehensive income.  If we determined that a future decline in value was other than temporary, it was recognized as a charge to earnings as applicable.   Under the new guidance on other-than-temporary-impairments if the fair value of our ARS falls below our adjusted cost basis and if it is our intent to sell the ARS, then an other-than-temporary impairment has occurred and a loss should be recorded in our Consolidated Statements of Operations.  As it is our intent to continue exploring opportunities to monetize the ARS, future declines in fair value below our adjusted cost basis will be deemed to be other-than-temporary and an adjustment will be recorded as “Impairment charges on investments” in our Consolidated Statements of Operations.  As such, we recognized an impairment charge on investments of $0.1 million for declines in fair value below the adjusted cost basis of our ARS holdings during 2009.  Recoveries in fair value above our adjusted cost basis of $0.7 million were credited to other comprehensive income on our Consolidated Balance Sheets during 2009.  The fair value of our $11.1 million ARS portfolio, as calculated using a discounted cash flow model and significant unobservable inputs (Level 3), was $9.1 million as of December 31, 2009.

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

            As of December 31, 2009, we continue to earn interest at an average rate of 1.73% on our remaining ARS whose rates are reset every 7 or 28 days, depending on the terms of the particular instrument.

            We continue to closely monitor the ARS market and are aggressively pursuing the monetization of the assets at or near face value through additional market transactions.  In September 2009, we initiated litigation against Bank of America Corporation et al. (“BOA”) related to ARS that BOA sold to ExpressJet in January 2008.  During the fourth quarter of 2009, we consummated four separate transactions pursuant to which we sold $5.0 million of ARS purchased from BOA for 90.5% of the face value of the securities, $10.0 million of ARS purchased from BOA for 90.0% of the face value of the securities and $4.95 million of ARS purchased from BOA for 93.0% of the face value of the securities.  As of December 31, 2009, the aggregate par value of our remaining ARS holdings purchased from BOA was $1.1 million.

            Assets that we measure at fair value on a recurring basis are shown below (in thousands):

	As of December 31, 2009 Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Cash equivalents	$80,640	$80,640	$—	$—
Short-term investments	9,082	—	—	9,082

Total	$89,722	$80, 640	$—	$9,082

            The following table presents our ARS which were measured at fair value on a recurring basis using a discounted cash flow model and significant unobservable inputs (Level 3) as defined in ASC Topic 820 for the year ended December 31, 2009 and 2008 (in thousands):

	Twelve Months Ended December 31,

	2009	2008

Beginning Balance Short-Term Investments	$41,369	$—
Purchases	—	65,075
Proceeds from Sales / Redemptions / Settlements	(37,522)	(10,518)
Gross realized gains on sales	4,547	968
Other Than Temporary Impairments (included in non-operating income)	(108)	(13,661)
Temporary (declines) recoveries in Market Value (included in other comprehensive income)	796	(495)

Ending Balance Short-Term Investments	$9,082	$41,369

            We determine the cost basis for our ARS sold using the specific identification method.

            In March 2009, we entered into and drew down fully on the Citigroup Credit Facility to increase our liquidity.  The $5 million Citigroup Credit Facility, which has a five year term and is pre-payable at any time at our election, is secured by $10 million of our ARS holdings that were purchased from Citigroup.  Since the credit facility is secured by a portion of our ARS holdings, we classified the liability as current on our Consolidated Balance Sheet.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize the ARS purchased from Citigroup.

Note 5 –– Details of Certain Accounts

            Accrued other liabilities consist of the following (in thousands):

	As of December 31,
	2009	2008

Corporate Aviation deferred revenue	$6,032	$2,115
Flight operation related expenses	3,371	5,521
Marketing	409	1,619
Interest	2,471	2,726
Other	5,238	8,459

	$17,521	$20,440

            Other long-term liabilities consist of the following (in thousands):

	As of December 31,
	2009	2008

Spare parts credit	$47	$219
Other	320	1,542

	$367	$1,761

Note 6 –– Leases

            Under the Amended Continental CPA, we are not responsible for paying aircraft rent to Continental on all aircraft operated for Continental under such agreement; therefore, these items are not included in our statements of operations for periods after June 30, 2008.  Therefore, the aircraft operating under the Amended Continental CPA are excluded from the table below as we no longer have future minimum lease commitments related to these aircraft.  Lease payments relating to the aircraft removed from the Amended Continental CPA are at reduced rental rates. This rate decrease is reflected in the tables below.  Rental payments for each aircraft are fixed upon lease execution with no escalation clauses.

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

            As of December 31, 2009, the scheduled future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in millions):

	Operating Leases

	Aircraft	Non- Aircraft	Totals

Year ending December 31, 2010	$26.8	$9.2	$36.0
2011	27.2	8.8	36.0
2012	27.1	8.7	35.8
2013	26.9	8.2	35.1
2014	26.7	7.5	34.2
Later years	12.5	29.0	41.5

Total minimum lease payments	$147.2	$71.4	$218.6

            In 2008 and 2007, amortization of capital leased assets was included with depreciation expense as disclosed in the financial statements.

            Total rent expense was approximately $30.3 million, $236.1 million and $400.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, which includes non-aircraft rent expense of approximately $8.4 million, $39.0 million and $56.2 million.  Under the Amended Continental CPA, Continental is directly responsible for paying aircraft rent for all flights operating as Continental Express; therefore, these items are not included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.

            If we defaulted on our payment obligations under our aircraft and facility leases or subleases with Continental, Continental would be entitled to reduce future payments to us under the Amended Continental CPA by the amount of the defaulted payment.

Note 7 –– Long-term Debt

            As of December 31, 2009 and 2008, our debt consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008

Current Debt:
Current maturities of EDC Loans	$3,459	$3,459
Citigroup Credit Facility	5,000	—
Long-term Debt
EDC Loans	2,389	5,848
11.25% Convertible Secured Notes due 2023, net of discount of $13,534 and $21,109, respectively	38,577	39,740

	$49,425	$49,047

            We estimated fair value of our 11.25% Convertible Secured Notes due 2023 based on an average of market trading activity for the convertible notes subsequent to the tender offer that was completed in August 2008.

            Other than the 11.25% Convertible Secured Notes due 2023, we do not have any material long-term borrowings or available lines of credit.  Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we granted a security interest, with a pro-rata portion, (based on the portion that the remaining notes represent of the total convertible notes that were issued) of assets with an appraised value of approximately $173.2 million, including approximately $79.4 million in spare parts and $93.8 million of spare engines.  We agreed that we will not as of any fiscal year end permit the aggregate outstanding principal amount of the Notes divided by the fair market value of the pledged collateral to be greater than certain percentages.  If such collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.  If such collateral ratios are less than the required percentages, we are permitted to request a release of the security interest granted under the amended indenture on excess spare parts, spare aircraft engines and / or cash and cash equivalents.  In December 2009, the trustee under the amended indenture granted our request to the release of the security interest on approximately $39.9 million in spare parts and $58.6 million of spare engines.  Pursuant to the terms of the amended indenture, we are required to deliver a certificate to the trustee from a third-party appraiser dated no later than 15 business days after January 1 of each year certifying the value of the pledged collateral for the remaining balance notes as of January 1 or such later date.  We delivered a certificate from our independent appraiser in January 2010 indicating that the appraised value of the spare parts that remain subject to the lien and security interest following the foregoing release is $39.5 million and the fair value of the spare engines that remain subject to the lien and security interest following the foregoing release is $35.3 million.  Based on the principal amount of notes remaining outstanding as of December 31, 2009, the pledged collateral required under the 11.25% Convertible Secured Notes due 2023 is approximately $39.2 million of spare parts and $34.5 million of spare engines.

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

            In 2009, we repurchased $8.7 million par value (book value of $6.0 million) of our 11.25% Convertible Secured Notes due 2023 for $7.0 million, resulting in a net realized loss of $1.0 million.  In 2008, we repurchased $6.5 million par value (book value of $6.4 million) of our Original 4.25% Convertible Notes due 2023 and $7.6 million par value (book value of $4.5 million) of our 11.25% Convertible Secured Notes due 2023 for $10.8 million resulting in a net realized gain of $0.1 million.  Subsequent to these repurchases, our interest expense, calculated using the effective interest method, related to the debt discount will be $7.8 million in 2010 and $5.7 million for the seven months ending July 31, 2011.

            As a result of the tender offer described above, we were required to record our 11.25% Convertible Secured Notes due 2023 at fair value with the resulting discount amortized up to the next repurchase date in August 2011.  The debt and unamortized discount components of our 11.25% Convertible Secured Notes due 2023 were as follows (in millions):

	Twelve Months Ended December 31,

	2009	2008

Principal amount of convertible notes	$52.1	$60.8
Unamortized debt discount	(13.5)	(21.1)

Net carrying amount	38.6	39.7

            At December 31, 2009, the unamortized discount had a remaining recognition period of approximately 19 months.

            As a result of adopting the Debt with Conversion Options Subtopic, the effective interest rate for the convertible notes as of December 31, 2009 and 2008, respectively, was approximately 34%.

            We estimated the fair values of our $52.1 million and $60.8 million (carrying value) 11.25% Convertible Secured Notes due 2023 to be $50.3 million and $38.9 million as of December 31, 2009 and December 31, 2008, respectively, based upon actual quoted market prices which are Level II fair value measurements under ASC Topic 820.

            The following table presents the changes in the carrying value of our convertible notes (in millions):

	Twelve Months Ended December 31,

	2009	2008

Beginning Balance in convertible notes, net	$39.7	$127.6
Repurchases	(6.0)	(10.9)
Convertible notes converted to equity	—	(87.5)
Amortization of debt discount	4.9	10.5

Ending Balance in convertible notes, net	$38.6	$39.7

            The EDC Loans consist of $10.7 million loaned to us in May 2003 and $6.6 million loaned to us in September 2003.  The EDC Loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We used all the proceeds from the EDC Loans to reduce the principal under a note we had issued to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  Each of the EDC Loans has a term of 96 months and each contains customary representations, warranties and covenants.  Additionally, Continental is the guarantor of the EDC Loans, and a default under the guarantee would cause an acceleration of the loan. During 2009, we made payments in the amount of $3.8 million on the EDC Loans, of which $3.5 million related to principal.  As of December 31, 2009, the outstanding principal balance of the EDC Loans was $5.8 million.

            In March 2009, we entered into and drew down fully on the Citigroup Credit Facility in an effort to provide increased liquidity with respect to our ARS.  The Citigroup Credit Facility, which has a five year term and is pre-payable at any time at our election, is secured by $10 million of our ARS holdings that were purchased from Citigroup.  Since the credit facility is secured by a portion of our ARS holdings, we classified the liability as current on our Consolidated Balance Sheet.  We anticipate that the Citigroup Credit Facility will remain outstanding until we successfully monetize the ARS purchased from Citigroup.

            Other than our 11.25% Convertible Secured Notes due 2023, the EDC Loans and the Citigroup Credit Facility, we do not have any other material borrowings or available lines of credit.

            The amount of all scheduled debt maturities, due over the next five years and thereafter is as follows (in millions):

Year ending December 31,
2010	$8.5
2011	$54.5
2012	$—
2013	$—
2014	$—
Thereafter	$—

            Since the Citigroup Credit Facility is classified as current on our Consolidated Balance Sheet, the table above assumes the maturity will be due within the next 12 months. In addition, the table assumes the 11.25% Convertible Secured Notes due 2023 will be due on August 1, 2011, the earliest date that the holders of the notes may require us to repurchase the notes.

            The following Condensed Consolidated Balance Sheets, Results of Operations and Cash Flows present separately the financial position of the parent issuer, Holdings, the subsidiary guarantor, Airlines, and all other non-guarantor subsidiaries of Holdings on a combined basis.

	Condensed Consolidated Balance Sheet December 31, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$164,019	$5,115	$—	$169,134
Property and equipment, net	104	179,274	8,738	—	188,116
Other assets	1,636	1,572	2,064	(2,064)	3,208

Total assets	$1,740	$344,865	$15,917	$(2,064)	$360,458

Current liabilities	2,456	92,834	1,571	—	96,861
Intercompany payables (receivables)	(344,516)	345,713	(1,197)	—	—
Long-term debt	38,577	2,389	—	—	40,966
Other liabilities	3,840	24,725	—	(2,064)	26,501
Stockholders’ equity	301,383	(120,796)	15,543	—	196,130

Total liabilities and stockholders’ equity	$1,740	$344,865	$15,917	$(2,064)	$360,458

	Condensed Consolidated Balance Sheet December 31, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$153,182	$8,549	$—	$161,731
Property and equipment, net	108	207,257	13,555	—	220,920
Investments in other entities	1,600	—	—	—	1,600
Other assets	1,722	4,666	2,206	(3,956)	4,638

Total assets	$3,430	$365,105	$24,310	$(3,956)	$388,889

Current liabilities	2,662	91,562	2,048	—	96,272
Intercompany payables (receivables)	(338,432)	332,187	6,245	—	—
Long-term debt	39,740	5,848	—	—	45,588
Other liabilities	3,840	49,450	12	(3,956)	49,346
Stockholders’ equity	295,620	(113,942)	16,005	—	197,683

Total liabilities and stockholders’ equity	$3,430	$365,105	$24,310	$(3,956)	$388,889

	Condensed Consolidated Results of Operations Year Ended December 31, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$682,426	$14,348	$(8,516)	$688,258
Operating expenses	49	729,361	14,548	(8,516)	735,442

Operating loss	(49)	(46,935)	(200)	—	(47,184)

Gain on sale of short-term investments, net	—	4,547	—	—	4,547
Impairment charges on investments	—	(108)	—	—	(108)
Extinguishment of debt	(1,017)	—	—	—	(1,017)
Amortization of debt discount	(4,863)	—	—	—	(4,863)
Interest expense, net of capitalized interest	(7,234)	(18,138)	—	17,810	(7,562)
Interest income	17,810	968	—	(17,810)	968
Equity investment loss	(377)	—	—		(377)
Other, net	377	(988)	(162)	—	(773)

Income (loss) before income taxes	4,647	(60,654)	(362)	—	(56,369)
Income tax benefit	—	53,063	—	—	53,063

Net income (loss)	$4,647	$(7,591)	$(362)	$—	$(3,306)

	Condensed Consolidated Results of Operations Year Ended December 31, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$1,306,430	$18,743	$(6,960)	$1,318,213
Operating expenses	985	1,420,074	20,569	(6,960)	1,434,668

Operating loss	(985)	(113,644)	(1,826)	—	(116,455)

Gain on sale of short-term investments, net	—	968	—	—	968
Impairment charges on investments	(2,591)	(13,661)	(5,231)	—	(21,483)
Extinguishment of debt	2,107	—	—	—	2,107
Gain from debt discount	27,785	—	—	—	27,785
Settlement of fuel contracts	—	23,149	—	—	23,149
Amortization of debt discount	(10,477)	—	—	—	(10,477)
Interest expense, net of capitalized interest	(8,428)	(17,668)	(14)	17,829	(8,281)
Interest income	17,829	5,831	—	(17,829)	5,831
Equity investment loss	(63)	—	(1,228)	—	(1,291)
Other, net	138	1,209	(773)	—	574

Income (loss) before income taxes	25,315	(113,816)	(9,072)	—	(97,573)
Income tax benefit (expense)	(9,932)	9,969	2,478	—	2,515

Net income (loss)	$15,383	$(103,847)	$(6,594)	$—	$(95,058)

	Condensed Consolidated Results of Operations Year Ended December 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$1,676,905	$16,164	$(7,524)	$1,685,545
Operating expenses	1,121	1,777,668	21,192	(7,565)	1,792,416

Operating income (loss)	(1,121)	(100,763)	(5,028)	41	(106,871)

Impairment charges on investments	—	—	(7,000)	—	(7,000)
Extinguishment of debt	888	—	—	—	888
Amortization of debt discount	(11,179)	—	—	—	(11,179)
Interest expense, net of capitalized interest	(7,358)	(17,614)	(2)	17,808	(7,166)
Interest income	17,934	15,659	—	(17,849)	15,744
Equity investment income (loss)	61	—	(1,365)	—	(1,304)
Other, net	83	(146)	(212)	—	(275)

Loss before income taxes	(692)	(102,864)	(13,607)	—	(117,163)
Income tax benefit	946	35,887	4,089	—	40,922

Net income (loss)	$254	$(66,977)	$(9,518)	$—	$(76,241)

	Condensed Consolidated Cash Flows Year Ended December 31, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(6,167)	$(6,172)	$—	$(12,339)
Investing activities	—	36,281	5,443	176	41,900
Financing activities	—	(6,108)	175	(176)	(6,109)

Net increase (decrease) in cash	—	24,006	(554)	—	23,452
Cash at the beginning of the period	—	56,672	856	—	57,528

Cash at the end of the period	$—	$80,678	$302	$—	$80,980

	Condensed Consolidated Cash Flows Year Ended December 31, 2008 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(56,533)	$(842)	$1,283	$(56,092)
Investing activities	—	(54,995)	(7)	—	(55,002)
Financing activities	—	(20,634)	1,280	(1,283)	(20,637)

Net increase (decrease) in cash	—	(132,162)	431	—	(131,731)
Cash at the beginning of the period	—	188,834	425	—	189,259

Cash at the end of the period	$—	$56,672	$856	$—	$57,528

	Condensed Consolidated Cash Flows Year Ended December 31, 2007 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(38,912)	$(1,018)	$—	$(39,930)
Investing activities	—	(54,275)	(29)	1,021	(53,283)
Financing activities	—	(9,126)	986	(1,021)	(9,161)

Net increase (decrease) in cash	—	(102,313)	(61)	—	(102,374)
Cash at the beginning of the period	—	291,148	485	—	291,633

Cash at the end of the period	$—	$188,835	$424	$—	$189,259

Note 8 –– Income Taxes

            Income tax benefit / (expense) for the years ended December 2009, 2008 and 2007 consisted of the following (in millions):

	2009	2008	2007

Federal
Current	$19.9	$(2.7)	$33.0
Deferred	29.2	4.6	3.2
State:
Current	3.2	0.5	0.4
Deferred	0.8	0.1	4.3

Income Tax Benefit	$53.1	$2.5	$40.9

            The reconciliations of income tax computed at the United States federal statutory tax rates to income tax expense for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Amount			Percentage

	2009	2008	2007	2009	2008	2007

	(in millions)
Income tax benefit at United States statutory rates	$19.7	$35.0	$41.4	35.0%	35.8%	35.3%
State income tax benefit (net of federal benefit)	2.9	2.4	2.3	5.2	2.5	2.0
Valuation allowance for net operating loss carryforward limitation	17.5	(27.9)	—	31.0	(23.7)	—
Valuation allowance for unusable capital losses	—	(4.7)	—	—	(4.8)	—
Valuation allowance for loss carryback claim	17.1	—	—	30.4	—	—
Meals and entertainment disallowance	(1.0)	(1.2)	(1.9)	(1.8)	(1.2)	(1.6)
Other	(3.1)	(1.1)	(0.9)	(5.7)	(1.2)	(0.8)

Income tax benefit, net	$53.1	$2.5	$40.9	94.1%	7.4%	34.9%

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the related amounts used for income tax purposes.

            Significant components of our deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows (in millions):

	2009	2008

Deferred Tax Liabilities:
Fixed assets	$44.9	$44.9
Other	2.6	2.7

Gross deferred tax liabilities	$47.5	$47.6

Deferred Tax Assets:
International loss carryforwards	$2.4	$1.8
Federal loss carryforwards	21.0	38.0
Federal minimum tax credit carryforward	13.7	14.3
State loss carryforwards	9.2	14.0
Intangible assets	—	246.0
Other	14.2	26.8

Gross deferred tax assets	$60.5	$340.9

Valuation allowance / net tax agreement obligation to Continental	30.7	340.9

Net deferred tax liabilities	$(17.7)	$(47.6)

            The tender offer and partial redemption in August 2008 of the Original 4.25% Convertible Notes due 2023 triggered a change in ownership limitation under Section 382 of the Internal Revenue Code (“Section 382”) in August 2008. Section 382 limits a taxpayer's ability to utilize certain carryover tax attributes after a substantial cumulative change in ownership. This limit is determined, in part, by the market capitalization of the company at the time of the ownership change. The Section 382 change triggered in August 2008 resulted in a significant reduction in Holdings deferred tax assets. At the time Holdings became aware of the 382 change, Holdings recorded a full valuation allowance against all of its deferred tax attributes at year end 2008.

            During the first part of 2009, Holdings continued to observe a significant turnover in its ownership base as well as a decline in market capitalization. During the third quarter of 2009 Holdings became aware of a second potential Section 382 change in ownership. At that time recent market capitalization suggested the possibility for further significant limitations on Holdings’ deferred tax attributes which resulted in Holdings’ continuing to record a full valuation allowance on its newly recorded tax assets. At the end of 2009, Holdings recorded the impact of a second observed Section 382 change in ownership. We determined that it was more likely than not that we would not be able to realize approximately $280 million of our gross deferred tax assets related to our federal net operating losses, intangible assets, and certain other tax assets.  Consequently, we adjusted those assets to their net realizable values as of December 31, 2009 as reflected in the table above.  The offset was recorded as a reduction to the valuation allowance of our deferred tax assets and liabilities.

            In late 2009, the federal government passed the "Worker, Homeownership, and Business Assistance Act of 2009" which allowed taxpayers to elect to carry back either their 2008 or 2009 net operating loss for a period of up to five years. Holdings elected to carry back its 2008 net operating loss and recover a portion of federal regular and alternative minimum taxes paid in prior years. As a result, Holdings filed a carry back claim in December of 2009 with the Internal Revenue Service for $17.1 million which is expected to be received in the first quarter of 2010.

            Additionally, during 2008 we recorded $8.5 million in income tax expense to record a valuation allowance for certain deferred tax assets related to capital losses and, international and state tax net operating losses as management concluded it was more likely than not that adequate income would not be generated to utilize these deferred tax assets based on their characterization and/or carryforward period.

            See the table below for expiration dates of our tax attribute loss carryforwards (in millions):

	December 31, 2009	Statutory Carryforward Period	Expiration Year(s)

Net Operating Carryforwards
Federal Loss	$21.0	20	2027 to 2029
Federal Credit	$13.7	No expiration	N/A
State Loss	$9.2	5 to 20	2010 to 2029
International Loss	$2.4	10	2016 to 2019

            In conjunction with our initial public offering in April 2002, the tax basis of our tangible and intangible assets was adjusted to fair value.  This adjustment to tax basis should result in additional tax deductions being available to us through 2017.  In accordance with our tax agreement with Continental, to the extent we generate taxable income sufficient to realize the additional tax deductions and tax attributes allocated to us, we are required to pay Continental a percentage of the amount of tax savings actually realized, excluding the effect of any loss carry back.  We are required to pay Continental 100% of the first third of the anticipated tax benefit, 90% of the second third and 80% of the last third.  If the tax benefits are not realized by the 2017 tax year, we will be obligated to pay Continental 100% of any benefit realized after that date. However, the Section 382 ownership changes Holdings recorded in 2008 and 2009 have significantly limited the amount available to use in connection with the tax sharing agreement.  Since these payments are dependent on our ability to generate sufficient taxable income to realize these deferred tax assets, they are recorded as an obligation to Continental within the deferred tax asset accounts, and the portion we may retain in the future is offset by a valuation allowance.

            At the time of the initial public offering, the valuation allowance and the obligation to Continental offset the step-up in basis of assets in our long-term deferred tax asset account.  There were no payments made to Continental under the tax agreement during the year ended December 31, 2009.  The Section 382 ownership change that occurred in August 2008 and September 2009, and any further Section 382 ownership changes, limit and reduce our ability to realize our gross deferred tax assets.  Federal and many state net operating loss carryovers are subject to substantial annual limitations over their remaining life, while our regular federal tax deductions for our tax amortizable intangible assets are limited for the five year period after each ownership change.

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

            We account for income taxes in accordance with ASC Topic 740 “Income Taxes” (“Topic 740”) which clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  We classify interest and penalties on tax deficiencies as charges to income tax expense.  For the year ended December 31, 2008 we recorded a net interest charge of $1.6 million to income tax expense in the Consolidated Statements of Operations.  As of December 31, 2009 and 2008, there were no material unrecognized tax benefits or associated accrued interest and penalties under Topic 740.  The calendar tax years 2003 through 2007 remain subject to examination by the Internal Revenue Service.  Also open to examination are the Company’s state returns still within the applicable review periods.

Note 9 - Restructuring and Related Special Charges

            In accordance with ASC Subtopic 360-10 we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value.  As a result of our impairment test, we concluded the carrying values of certain of our long-lived assets, primarily idle general service equipment from our Aviation Services segment were no longer recoverable.  Consequently, during 2009, we recorded impairment charges of $1.3 million to write these long-lived assets down to their estimated fair values.  Fair values were determined based on estimated future cash flows which were considered nominal.  No portion of the impairment charge will result in future cash expenditures.  All other long-lived assets for our reportable segments were tested for impairment but were concluded to be recoverable.

            During 2008, we entered into the Amended Continental CPA which is based on fixed block hour rates that are considerably lower than the rates under the Original Continental CPA, which was designed to achieve an approximate 10% margin.  Additionally, we suspended flying under our Branded Flying operations and terminated the Delta CPA and the Delta Prorate in September 2008.  In connection with these capacity reductions and the transition of 30 aircraft back to Continental, we incurred special charges of $22.4 million related to aircraft, employee reductions and certain other charges.  For further details related to the special charges incurred in 2008, refer to Note 3, “Restructuring and Related Special Charges,” in Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

            The above costs are reflected in the line “Special charges” on our Consolidated Statements of Operations.

            As of December 31, 2009 our accruals for special charges we expect to pay in cash are as follows (in thousands):

	Balance December 31, 2008	Special Charges	Payments/ Adjustments	Balance December 31, 2009

Wages and fringe	$297	$—	$(297)	$—
Contract termination costs	970	—	(970)	—
Unused facility costs	3,952	—	(3,647)	305

	$5,219	$—	$(4,914)	$305

            Payments remaining on our lease obligations for unused facilities will continue through 2010.

            In addition, during 2008, we recorded impairment charges of $8.0 million to write certain long-lived assets, primarily leasehold improvements in our at-risk flying segment, down to their estimated fair values.  Fair values were determined based on estimated future cash flows which were considered nominal.  No portion of the impairment charge will result in future cash expenditures.

            In accordance with ASC Subtopic 350-20 we apply a fair value based impairment test to the net book value of goodwill on an annual basis and if certain events or circumstances indicate that an impairment loss may have been incurred on an interim basis.  The analysis of potential impairment of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than our carrying value.

            Goodwill was allocated to our contract flying reportable segment.  We estimated fair value based on a discounted projection of future cash flows, supported with market based valuation.  During 2008, we determined goodwill was impaired and recorded a non-cash charge of $12.8 million.

            The impairment charges for long-lived assets totaled $1.3 million in 2009 and $20.8 million in 2008 for both long-lived assets and goodwill.  These charges are reflected in the line “Impairment of fixed assets and goodwill” on our Consolidated Statement of Operations for the years ended December 31, 2009 and December 31, 2008.

            Fuel.  Under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel for all flights operating at Continental Express; therefore, the related fuel expense is no longer included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.  Upon the decision to suspend operations for Airlines’ Branded Flying on July 8, 2008, we sold our fixed forward purchase contracts for periods subsequent to September 2, 2008, which resulted in a non-operating gain of approximately $23 million.  As of December 31, 2009, we held $1.6 million in deposits with fuel vendors for future fuel purchases for flights performing outside of the Continental Express operations.

Note 10 – Earnings / (Loss) Per Share

            We account for earnings per share in accordance with ASC Topic 260 “Earnings Per Share”.  Basic earnings per share (“Basic EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share (“Diluted EPS”) reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  As discussed below under “Reverse Stock Split,” our stock began trading on a split-adjusted basis when the market opened on October 2, 2008.  As required per the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Topic 4C, “Changes in Capital Structure”, the computation of basic and diluted loss per share has been retroactively adjusted to reflect the reverse stock split for all periods presented in our Consolidated Statements of Operations.

            The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS per share for the years ended December 31, 2009, 2008, and 2007 (in thousands, except per share amounts).

	Year ended December 31,

	2009	2008	2007
Numerator:
Net loss	$(3,306)	$(95,058)	$(76,241)
Income impact of assumed conversion of convertible debt	—	—	—

	$(3,306)	$(95,058)	$(76,241)

Denominator:
Weighted average common shares outstanding	15,398	11,265	5,369
Effect of stock options and restricted stock	—	—	—
Assumed conversion of convertible debt	—	—	—

	15,398	11,265	5,369

Basic and Diluted loss per share	$(0.21)	$(8.44)	$(14.20)

            We excluded 692,547, 55,886 and 60,849 shares of restricted stock from the weighted average shares used in computing Basic EPS for the years ended December 31, 2009, 2008 and 2007, respectively, as these shares were not vested as of these dates.

            Weighted average common shares outstanding for the Diluted EPS calculation also include the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 0.4 million, 0.4 million and 0.4 million shares of our common stock for the years ended December 31, 2009, 2008 and 2007, respectively, these options’ exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.3 million, 0.3 million and 0.7 million shares of common stock equivalents for the assumed conversion of convertible debt for the years ended December 31, 2009, 2008 and 2007, respectively.

            As a result of our tender offer with respect to our Original 4.25% Convertible Notes due 2023, we issued 16.4 million shares (Reverse Split adjusted) of our common stock in payment for the $59.7 million principal amount of the notes validly tendered and to settle accrued and unpaid interest that was due August 1, 2008.

            As part of the United Express Agreement, on February 17, 2010, we issued a warrant to United for the purchase of 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock.  Had the issuance of the warrant occurred prior to the end of 2009, we would have excluded the 2.7 million common stock equivalents from our Diluted EPS calculations, as their inclusion would have been anti-dilutive.

            Reverse Stock Split.  On October 1, 2008, at a special meeting of our stockholders, we received stockholder approval for a proposal to affect a one-for-ten Reverse Split of our common stock, par value $0.01 per share.  The approved proposal also reduced the number of authorized shares of the Company’s common stock from 400,000,000 to 150,000,000.  The Reverse Split became effective on October 2, 2008.

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

Note 11 –– Preferred, Common and Treasury Stock

            Preferred Stock.  We have 10 million shares of authorized preferred stock, par value $0.1 per share.

            Common Stock.  We currently have one class of common stock, par value $.01 per share, with22.7 million shares issued and 15.6 million shares outstanding as of December 31, 2009.  Each share of common stock is entitled to one vote.  Common stockholders would participate ratably in any dividends or distributions on the common stock.

            Treasury Stock.  Since 2005, the Board has authorized up to $55 million to repurchase shares of our common stock.  Repurchases have been made from time to time in the open market; the timing of any share repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  We account for our common stock repurchases using the cost method such that when shares are reissued, proceeds in excess of cost are charged to additional paid-in capital and any deficiency is charged to accumulated earnings.  Cost is determined using a weighted average price.  Common stock acquired through the program is available for general corporate purposes.  As of December 31, 2009, we had a balance of $9.7 million remaining within the program for additional repurchases.  As discussed in Note 10 to our Consolidated Financial Statements, stockholders approved to affect a Reverse Split of our common stock in 2008.

            The following table details annual activity under the share repurchase program (Reverse Split adjusted):

	Shares Repurchased (in thousands)	Average Cost per Share Excluding Commissions

2009	3,040	$1.08
2008	4,035	$1.91
2007	270	$29.23
2006	—	$—
2005	59	$95.12

            Shares forfeited under our stock based compensation plans are held as treasury stock, which can be used to issue new restricted stock and to satisfy any exercises of stock options.

Note 12 –– Stock-Based Compensation Plans

            As of December 31, 2009, we had three stock-based compensation plans: the ExpressJet Holdings, Inc. 2002 and 2007 Stock Incentive Plans (the “Incentive Plans”) and the ExpressJet Holdings, Inc. 2003 Employee Stock Purchase Plan (the “ESPP”).  These Incentive Plans provide that we may grant awards in the form of stock options or restricted stock to our non-employee directors, our employees or employees of our subsidiaries.  The 2007 Incentive Plan also provides that we may grant awards in the form of performance units, stock appreciation rights, or any other right, interest or option related to shares or other property, including cash.  The aggregate number of shares of our common stock that may be issued under the Incentive Plans may not exceed 3.2 million shares, subject to adjustments as provided in these Incentive Plans.  We have reserved 3.2 million shares of our common stock for issuance under this plan.  Options granted under these Incentive Plans have been awarded with exercise prices equaling the fair market value of the stock on the date of grant, vest over a four-year period for employees or a six-month period for non-employee directors and expire seven years after the date of grant in the case of employees and ten years after the date of grant in the case of directors.

            No options were granted during 2009.  The fair value of Holdings’ options granted during 2008 and 2007 was estimated at the date of grant using the Black-Scholes option-pricing model, which requires us to make several assumptions.  The table below summarizes the weighted-average of these assumptions for the year ended December 31, 2008 and 2007:

	2009	2008	2007

Risk-free interest rate	—	2.3%	4.7%
Dividend yield	—	—	—
Expected market price volatility of our common stock	—	66.4%	49.3%
Expected life of options (years)	—	9.5	7.0

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

            Based upon the assumptions above, the weighted-average fair value of the options granted during 2008 and 2007 was determined to be $5.03 and $3.48, respectively.

Options	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2009	437.2	$81.22	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(167.9)	107.27	—	—
Outstanding as of December 31, 2009	269.3	$64.97	4.1	$50.0
Exercisable as of December 31, 2009	187.1	$67.31	4.0	$50.0

                A summary of the status of our unvested shares of restricted stock as of December 31, 2009, and changes during the 12-months ended December 31, 2009, is presented below:

Unvested Shares	Shares (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2009	95.1	$26.70	$160.1
Granted	727.6	1.44	—
Vested	(37.5)	24.01	48.4
Forfeited	(2.0)	15.84	—
Outstanding as of December 31, 2009	783.2	$3.36	$3,774.8

            As of December 31, 2009, there was $1.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted average period of 1.6 years.  Compensation cost recognized for the years ended December 31, 2009, 2008 and 2007 was $4.1 million, $5.4 million and $5.7 million respectively.

            We have available to our employees, with Board of Director and stockholder approval, an employee stock purchase plan.  Under the plan, all of our employees are eligible to purchase shares of our common stock at 85% of the lower of the fair market value on the first or last day of the semi-annual purchase period.  Employees may sell shares obtained under the ESPP six months after the end of the plan period in which the shares were purchased.  During 2008 and 2007, 59,368 and 8,349 Reverse Split adjusted shares, respectively, of our common stock were issued to our employees at prices ranging from $4.68 to $21.08 in 2008 and prices ranging from $51.26 to $60.18 in 2007.

            In July 2008, the ESPP was temporarily suspended due to the depletion of shares available under that plan.  As a result, purchases beginning with the July 1, 2008 option period were deferred until such time that additional shares could be allocated to the plan.  The company sought and received shareholder approval for additional shares at the annual shareholders’ meeting held May 14, 2009 and the ESPP reopened to participants effective with the July 1, 2009 Option Period.  No shares were purchased pursuant to the plan during 2009 and share purchases for the second option period of 2009, which was from July 1st through December 31st, were made in January 2010 at a 15% discount from market price.  The fair value of the purchase rights under the ESPP was estimated using the Black-Scholes model with the following assumptions for 2008 and 2007, respectively:

ESPP	2009	2008	2007

Risk-free interest rate	—	3.3%	5.1%
Dividend yield	—	—	—
Expected market price volatility of our common stock	—	65.9%	50.8%
Expected life of purchase rights (months)	—	6	6
Weighted average fair value of each purchase right granted	$—	$0.18	$1.17

Note 13 –– Employee Benefit Plans

            Effective December 31, 2002, the ExpressJet Airlines, Inc. 401(k) Savings Plan (the “401(k) Plan”) was adopted.  Substantially all our domestic employees are covered by this plan.

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

            For the years ended December 31, 2009, 2008 and 2007 our total expense for the defined contribution plan was $14.2 million, $19.4 million and $21.5 million, respectively.

            Effective January 1, 2009, the 401(k) Plan was amended such that certain matches have been reduced or eliminated depending on the terms of the collective bargaining unit or work group, as applicable.

            The ExpressJet Airlines, Inc. Profit Sharing Plan (the “Profit Sharing Plan”) was adopted effective January 1, 2002 and amended on February 17, 2005.  Under this plan, if Airlines achieves a 10% operating margin, the Profit Sharing Plan will pay out 5% of eligible base pay received during the year to our eligible employees, which excludes employees whose collective bargaining agreements provide otherwise and employees who participate in our management bonus program or any other bonus program designated by the Human Resources Committee of our Board.  Due to our consolidated net operating losses in 2008 and 2007, no profit sharing expense was recognized.  Effective January 1, 2009, the Profit Sharing Plan was amended to pay out 10% of pre-tax profits.

            Effective January 1, 2009, we rolled out an enhanced profit sharing plan (“Enhanced Profit Sharing Plan”) to all eligible employees.  The award pool under the Enhanced Profit Sharing Plan is 50% of pre-tax net income greater than $30 million.  The Enhanced Profit Sharing Plan is paid out before the Profit Sharing Plan.

            We also provide medical bridge coverage for employees between the ages of 60 to 65, with at least 10 years of service who have retired from the Company.  On December 31, 2006 we adopted the recognition and disclosure provisions of ASC Subtopic 715-20, “Defined Benefit Plans – General” (“ASC Subtopic 715-20”).  ASC Subtopic 715-20 required the recognition of the funded status (i.e., the difference between the fair value of plan assets and projected benefit obligations) of its defined benefit plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gain and unrecognized prior service costs.

            In 2008, the plan to provide medical bridge coverage for non-pilot employees was frozen to not allow new retirees on or after January 1, 2009.  As a result, we recorded a reduction in our liability and a corresponding curtailment gain of $2.0 million in 2008.  The gain is reflected in the line item “Wages, salaries and related costs” in our Consolidated Statements of Operations.

            In December 2007, President Bush signed the Fair Treatment for Experienced Pilots Act (H.R. 4343) into law.  This law increased the mandatory retirement age of commercial pilots from 60 to 65.  As a result of this legislation we no longer are required to provide medical bridge coverage to our pilots between the ages of 60 to 65.  Our liability for medical bridge coverage for employees grand-fathered into the plan as of December 31, 2009 and 2008 was immaterial.

Note 14 –– Investments in Other Entities

            Investments in unconsolidated companies are accounted for by the equity method of accounting when we have significant influence over the operation of the companies as prescribed by ASC Topic 323.

            In January 2006, we purchased a 44% interest in Flight Services and Systems, Inc. (“FSS”) for $3 million.  At the same time, we loaned FSS $1 million which was originally classified in Other Assets, net, on our Consolidated Balance Sheets.  The note was due and payable in full on September 30, 2007, and provided that interest was due and payable quarterly on the 15th day following the close of each calendar quarter.  The note provided that if International Total Services, Inc. (also owned by the non-ExpressJet owners of FSS) emerged from bankruptcy and FSS could utilize its federal income tax attributes through a transaction or series of transactions, then any unpaid balance of the note would be deemed paid in full as a contribution by us to the capital of FSS.  The loan interest rate was equal to the lesser of 7% per annum or the three-month LIBOR plus 150 basis points.  In 2008, we reached a tentative agreement with FSS with respect to its obligations under the note; and accordingly, we reclassified the note from “Other Assets, net” to “Investments in Other Entities” on our Consolidated Balance Sheets pending finalization of the agreement.  As of December 31, 2008, we evaluated and determined that the carrying value of our investment in FSS was other-than-temporarily impaired due to the uncertainty surrounding the realizability of FSS’s tax attributes and FSS’s 2008 financial performance.  As such, we recorded an impairment charge of $2.6 million in 2008.  This impairment charge was recognized as a decrease to our investment balance and corresponding equity loss presented in the line “Impairment charges on investments” in our Consolidated Statements of Operations.  On October 27, 2009, we finalized an agreement with FSS pursuant to which, among other things, FSS repurchased our interest and each party granted the other a mutual release of all present and future claims against the other.  The purchase price received from FSS consisted of $1.0 million and a promissory note in the amount of $600,000, which note is payable in sixty equal monthly installments of principal plus interest, with the first payment made in December 2009.

            Our proportionate share of the results of operations from FSS is included in the line “Equity investment income (loss), net” on our Consolidated Statements of Operations.

Note 15 –– Commitments and Contingencies

            Capacity Purchase Agreement.  Refer to Note 2, “Contract Flying,” for additional information regarding the Amended Continental CPA and the United Express Agreement.

            Purchase Commitments.  During 2009, our remaining 50 options with Embraer for aircraft purchases within the ERJ-145 Family expired unexercised.

            Prior to December 2005, under our power-by-the-hour agreement with Rolls Royce Corporation (“Rolls Royce”), we were obligated to acquire up to three spare engines to support our existing aircraft and the remaining eight aircraft on firm order.  In December 2005, we negotiated the sale of eight engines to Rolls Royce and, in exchange, entered into seven new engine leases with a Rolls Royce subsidiary.  The engines leased have greater interchangeability than the engines sold.  As a result, we have satisfied our engine obligations and are no longer obligated to purchase the three engines.  These leases are classified as operating leases; hence they are not reflected as assets and liabilities on our balance sheet.

            We also have other contractual obligations of approximately $138.6 million in 2010 under our power-by-the-hour contracts with various service providers.  The power-by-the-hour contracts dictate the method by which we pay a vendor based on our actual level of operations in exchange for vendor coverage on specific parts and equipment on our aircraft when those parts and equipment are in need of repair or replacement.  Each contract varies in term and payment procedure.  The estimated amount of our future commitment is based on assumptions related to future level of operations and forecasted payment rates.  Our level of operations, under our agreements with Continental and United are determined by our partners, which have exclusive scheduling authority over our fleet covered by these agreements.  The level of operations inherent in the estimate is based on our partner’s most recent operating plan for us, which can be altered at their sole discretion and included operations for the 38 aircraft operating outside the Amended Continental CPA.  Forecasted payment rates are based on actual rates as of December 31, 2009 and increased annually according to the particular inflation indices detailed in each contract.  Contractual rate increases at actual time of occurrence may be different than the forecasted rates.

            General Guarantees and Indemnifications.  Pursuant to our agreements with Continental and United, we indemnify our partners for certain of our actions and it indemnifies us for some of its actions.

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

            Employees.  As of December 31, 2009, approximately 73% of our employees were covered by collective bargaining agreements.  Our contracts with our dispatchers and mechanics became amendable in July 2009 and August 2009, respectively.  The contracts with our pilots and flight attendants, will be amendable in December 2010, and August 2010, respectively.  We are currently in negotiations with our Dispatchers and Mechanics and will begin negotiations with our Flight Attendants and Pilots in 2010.  Our contract with our production workers does not have a term but salaries are typically renegotiated each year.  Our other employees are not covered by collective bargaining agreements.

            Legal Proceedings.  In July 2009, we entered into a settlement agreement related to our ARS litigation against RBC with respect to certain ARS purchased from RBC. Among other terms, the settlement agreement provided for RBC to immediately repurchase ARS with an aggregate par value of $18,000,000 it sold to ExpressJet for 87.5% of par value.  Additionally, if within twelve months of the date of the execution of the settlement agreement, any of the ARS is redeemed or refinanced by its issuer and RBC is paid a sum representing greater than 87.5% of the par value of that ARS, we shall be paid a sum representing the difference between (1) 87.5% of the par value of that ARS and (2) the sum actually received by RBC.  As part of the settlement agreement, we dismissed our lawsuit against RBC and released claims related to RBC’s sale of the ARS to us.

            In September 2009, we initiated litigation against BOA related to ARS that BOA sold to ExpressJet in January 2008.  During the fourth quarter of 2009, we consummated four separate transactions pursuant to which we sold $5.0 million of ARS purchased from BOA for 90.5% of the face value of the securities, $10.0 million of ARS purchased from BOA for 90.0% of the face value of the securities and $4.95 million of ARS purchased from BOA for 93.0% of the face value of the securities.  As of December 31, 2009, the aggregate par value of our remaining ARS holdings purchased from BOA was $1.1 million.

            In October 2009, we finalized an agreement with FSS pursuant to which, among other things, FSS repurchased our 44% interest and each party granted the other a mutual release of all present and future claims against the other.  The purchase price received from FSS consisted of $1.0 million and a promissory note in the amount of $600,000, which note is payable in sixty (60) equal monthly installments of principal plus interest.  The first payment was received in December 2009.  Our investment in FSS totaled $1.2 million immediately prior to this agreement.

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

Note 16 – Related Party Transactions

            The following is a summary of significant related party transactions that occurred during the three years ended December 31, 2009, other than those discussed elsewhere in the Notes to Consolidated Financial Statements.

            Continental controls the scheduling, ticket prices and seat inventories with respect to Airlines’ operations under the Amended Continental CPA.  In connection with this activity, Continental performs all sales and ticketing functions for Airlines on Continental ticket stock and receives cash directly from the sale of Airlines’ tickets.  Continental purchases or provides payment of certain items on our behalf, including, aircraft rent, fuel, landing fees and insurance, and charges us, if applicable per the agreement.  In general, transfers or sales of assets between us and Continental are recorded at net book value.

            Historically, Continental provided various services to us and charged us amounts at rates in accordance with the Original Continental CPA and other agreements.  Beginning in 2007, we transitioned some information technology support and transaction processing services away from Continental and now perform them independently.  With the advent of the Amended Continental CPA, effective July 1, 2008, these charges were completely eliminated and are no longer reflected within our financial statements.  The services provided to us by Continental prior to 2009 were as follows:

•	Certain customer services such as ground handling. Charges related to these services were approximately $35.6 million and $67.6 million for the years ended December 31, 2008 and 2007, respectively.
•

Centralized services and infrastructure costs, such as technology and some transaction processing.  Charges related to these services were approximately $2.4 million and $5.1 million for the years ended December 31, 2008, and 2007, respectively.

            During 2008, Continental began transitioning our ground handling services at all of their airport locations to an all Continental managed program, with us providing specific ground handling services at a majority of these stations under and industry-standard ground handling agreement at fixed rates, outside of the Amended Continental CPA.  This transition was completed in 2009.  Continental managed stations in which Continental has awarded us the ground handling contract are reflected in our Aviation Services line of business.

            Revenue earned from Continental under the Continental CPA in effect at that time was $0.6 billion, $1.0 billion and $1.4 billion for the years ended December 31, 2009, 2008, and 2007, respectively.  For further details on the Original Continental CPA, refer to Note 2, “Contract Flying,” in Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  For additional information regarding the Amended Continental CPA, refer to Note 2, “Contract Flying,” located within this report.

            We also have related-party transactions between us (including our subsidiaries) and our equity investees or Continental.  The following quantifies such activities:

•	During 2009, 2008 and 2007, InTech, a wholly owned subsidiary of Holdings, reported sales to Continental totaling $2.5 million, $1.7 million, and $1.3 million respectively.
•

Wing, in which Holdings ceased to own a non-controlling interest in late 2008, provided no services to Airlines in 2009 and approximately $0.1 million and $1.9 million worth of services to Airlines during 2008 and 2007, respectively.

•	FSS, in which Holdings ceased to own a non-controlling interest in October 2009, provided no services to Airlines in 2009 or 2008, and $1.9 million worth of services to Airlines in 2007.

            We had approximately $0.8 million and $0.4 million of receivables from our employees as of December 31, 2009 and 2008, respectively.  These receivables are related to uniforms, flight benefit charges, company items and other miscellaneous receivables that are paid back to us through payroll deductions.  The employee receivables noted above do not include any receivables from our officers.

Note 17 – Selected Quarterly Financial Data (Unaudited)

            As discussed in Note 11 to our Consolidated Financial Statements, stockholders approved to affect a one-for-ten Reverse Split of our common stock.  All per share information in the following table has been adjusted to reflect the Reverse Split.  Unaudited summarized financial data by quarter for 2009 and 2008 is as follows (in millions, except per share data):

	March 31,	June 30,	September 30,	December 31,

2009
Operating revenue (5)	$169.7	$170.6	$179.2	$168.8
Operating loss (1)	(11.0)	(10.9)	(8.1)	(17.2)
Non-operating loss, net (2)	(2.9)	(3.3)	(2.8)	(0.2)
Net income (loss) (6)	(11.4)	(13.1)	(9.0)	30.2
Basic earnings (loss) per share (3)	$(0.67)	$(0.88)	$(0.61)	$2.04
Diluted earnings (loss) per share (4)	$(0.67)	$(0.88)	$(0.61)	$1.79

2008
Operating revenue (5)	$448.2	$447.2	$262.3	$160.5
Operating loss (1)	(35.0)	(43.8)	(29.0)	(8.7)
Non-operating income (loss), net (2)	(15.5)	(7.1)	47.5	(6.0)
Net income (loss)	(31.8)	(32.7)	4.4	(35.0)
Basic earnings (loss) per share (3)	$(6.20)	$(6.38)	$0.28	$(1.86)
Diluted earnings (loss) per share (4)	$(6.20)	$(6.38)	$0.28	$(1.86)

(1)

Operating loss includes $1.3 million of special charges made in the 4th quarter of 2009 related to impairments of fixed assets, $21.4 million of special charges made in the 2nd quarter of 2008 related to impairments of fixed assets and goodwill and $21.7 million of special charges incurred primarily in the 3rd quarter of 2008 for suspended operations.

(2)

Non-operating income (loss) in 2008 includes $27.8 million gain from debt discount and settlement of fuel contracts of $23.1 million in the 3rd quarter of 2008.  In addition, there were $21.5 million of impairment charges on investments throughout 2008.

(3)

The sum of the individual quarterly earnings per share does not agree with year-to-date net income per share as each quarterly computation is based on the weighted average number of shares outstanding during that period.

(4)	Refer to Note 10, “Earnings / (Loss) Per Share,” for a detailed reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS.
(5)

Reimbursable costs under the Amended Continental CPA are recorded to revenue.  The reimbursable expenses are different under the terms of the Amended Continental CPA versus the Original Continental CPA, and therefore revenues are inconsistent with prior periods, beginning July 1, 2008.

(6)

In the fourth quarter of 2009 we recorded an income tax benefit of $46.7 million, including a $17.1 million cash receivable associated with the “Worker, Homeownership, and Business Assistance Act of 2009”, resulting in a diminished loss for 2009.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

            There were no disagreements on any matters of accounting principles of financial statement disclosure between us and our independent auditors.

Item 9A. Controls and Procedures

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of December 31, 2009.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

            The information required by Item 10 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2010 annual stockholders meeting.

Item 11. Executive Compensation

            The information required by Item 11 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2010 annual stockholders meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by Item 12 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2010 annual stockholders meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

            The information required by Item 13 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2010 annual stockholders meeting.

Item 14. Principal Accountant Fees and Services

            The information required by Item 14 is incorporated herein by reference to the information set forth in the definitive proxy statement for our 2010 annual stockholders meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following financial statements are included in Part II, Item 8. "Financial Statements and Supplementary Data":

(a)	(1)		Financial Statements

		•	Management’s Report on Internal Control Over Financial Reporting
		•	Report of Independent Registered Public Accounting Firm
		•	Report of Independent Registered Public Accounting Firm
		•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
		•	Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2009
		•	Consolidated Balance Sheets as of December 31, 2009 and 2008
		•	Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2009
		•	Consolidated Statements of Common Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2009
		•	Notes to Consolidated Financial Statements

	(2)		Financial Statement Schedules:

		•	Schedule II - Valuation and Qualifying Accounts

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

4.3	(a)	—	Form of Original 4.25% Convertible Note due 2023 (included with Exhibit 4.3).
4.3	(b)	—	Form of Notation of Guarantee (included with Exhibit 4.3).
4.3	(c)	—

First Supplemental Indenture among the Company, Airlines and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.) (the “Bank of New York”) dated July 30, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s report on Form 8-K dated July 30, 2008, File No. 1-31300).

4.3	(d)	—

Security and Collateral Agency Agreement, dated as of July 30, 2008, between the Company and the Bank of New York (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated July 30, 2008, File No. 1-31300).

10.1		—

Second Amended and Restated Capacity Purchase Agreement (the “Amended Continental CPA") among the Company, XJT Holdings, Inc., Airlines and Continental (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended June 30, 2008). (1)

10.1	(a)	—	First Amendment to the Amended Continental CPA dated August 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended September 30, 2008). (1)
10.1	(b)	—	Second Amendment to the Amended Continental CPA dated December 23, 2008. (1)

Exhibit Number			Description

10.1	(c)	—	Third Amendment to the Amended Continental CPA dated December 22, 2009. (3)*
10.2		—

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

ExpressJet Holdings, Inc. 2007 Stock Incentive Plan, as amended May 14, 2009 (the "2007 SIP") (incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated May 14, 2009, File No. 1-31300). (2)

10.4	(a)	—	Form of Employee Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(a) to the Company’s Registration Statement on Form S-8, Reg. No. 333-143249, the “S-8”). (2)
10.4	(b)	—	Form of Outside Director Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(b) to the S-8). (2)
10.4	(c)	—	Form of Employee Restricted Stock Option Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(c) to the S-8. (2)
10.4	(d)	—	Form of Outside Director Restricted Stock Agreement pursuant to the 2007 SIP (incorporated by reference to Exhibit 4.4(d) to the S-8). (2)

Exhibit Number			Description

10.5		—	Management Bonus Plan as amended and restated through May 23, 2007 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated May 23, 2007, File No. 1-31300). (2)
10.6		—	ExpressJet Holdings, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated January 31, 2006, File No. 1-31300). (2)
10.6	(a)	—	Form of Participation Agreement under the ExpressJet Holdings, Inc. Long Term Incentive Plan (included with Exhibit 10.11). (2)
10.6	(b)	—	First Amendment to Long Term Incentive Plan dated as of September 12, 2007 (incorporated by reference to Exhibit 10.1 to the Q307 10-Q). (2)
10.6	(c)	—	Second Amendment to Long Term Incentive Plan dated as of November 20, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K dated November 26, 2008). (2)
10.6	(d)	—	Third Amendment to Long Term Incentive Plan dated as of February 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated February 11, 2010). (2)
10.7		—	Employment Agreement among the Company, Continental and James B. Ream (incorporated by reference to Exhibit 10.9 to the S-1). (2)
10.7	(a)	—	Letter Agreement among the Company, Continental and Mr. Ream dated April 24, 2002 (incorporated by reference to Exhibit 10.9(a) to the Q102 10-Q). (2)
10.7	(b)	—	Amendment to Mr. Ream's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.12(b) to the 2004 10-K). (2)
10.7	(c)	——	Amendment to Mr. Ream’s Employment Agreement dated April 10 2008 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008). (2)
10.8		—	Employment Agreement among the Company and LamPhung Ngo-Burns (incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended September 30, 2008). (2)
10.9		—	Employment Agreement among the Company, Continental and Charles R. Coble (incorporated by reference to Exhibit 10.14 to the Company’s 10-K for the year ended December 31, 2007). (2)

Exhibit Number			Description

10.9	(a)	—	Letter Agreement among the Company, Continental and Mr. Coble dated April 24, 2002 (incorporated by reference to Exhibit 10.14(a) to the Company’s 10-K for the year ended December 31, 2007). (2)
10.9	(b)	—	Amendment to Mr. Coble's Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.14(b) to the Company’s 10-K for the year ended December 31, 2007). (2)
10.9	(c)	—	Amendment to Mr. Coble’s Employment Agreement dated April 10 2008 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008). (2)
10.10		—	Employment Agreement among the Company, Continental and James E Nides (incorporated by reference to Exhibit 10.15 to the Company’s 10-K for the year ended December 31, 2007). (2)
10.10	(a)	—	Letter Agreement among the Company, Continental and Mr. Nides dated April 24, 2002 (incorporated by reference to Exhibit 10.15(a) to the Company’s 10-K for the year ended December 31, 2007). (2)
10.10	(b)	—	Amendment to Mr. Nides’ Employment Agreement dated March 14, 2005 (incorporated by reference to Exhibit 10.15(c) to the Company’s 10-K for the year ended December 31, 2007). (2)
10.10	(c)	—	Amendment to Mr. Nides’ Employment Agreement dated April 10 2008 (incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2008). (2)
10.11		—	Employment Agreement among the Company and Suzanne L. Johnson dated November 19, 2009. (2) (3)
10.12		—

Employment Agreement among the Company and Karen Miles dated April 10, 2008 (incorporated by reference to Exhibit 10.12 to the Company’s annual report on Form 10-K for the year ended December 31, 2008). (2)

10.13		—

Form of Amended and Restated Letter Agreement relating to certain flight benefits between the Company and certain of its non-employee directors (incorporated by reference to Exhibit 10.1 to the Company’s report of Form 10-Q for the quarter ended September 30, 2004, File No. 1-31300). (2)

10.14	(a)	—	Schedule of compensation payable to the Company’s non-employee directors. (2) (3)
10.14	(b)	—	ExpressJet Holdings, Inc. 2009 Treasury Stock Purchase Plan (incorporated by reference to the Company’s report on Form 8-K dated May 22, 2009.
10.15		—	Schedule of auction rate securities held. (3)

Exhibit Number		Description

10.16	—

Agreement by and among the Company, Hayman Investments, L.L.C., Hayman Advisors, L.P., Hayman Capital Master Fund, L.P. and J. Kyle Bass, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated March 17, 2008, File No. 1-31300).

10.17	—

Agreement by and among the Company and Credit Suisse Securities (USA) LLC dated February 23, 2009 (incorporated by reference to Exhibit 10 to the Company’s report on form 8-K dated February 23, 2009, File No. 1-31300).

21.1	—	Subsidiaries of the Company. (3)
23.1	—	Consent of Independent Registered Public Accounting Firm. (3)
23.2	—	Consent of Independent Registered Public Accounting Firm. (3)
24.1	—	Powers of Attorney. (3)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. (3)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. (3)
32.1	—	Section 1350 Certification by Chief Executive Officer. (4)
32.2	—	Section 1350 Certification by Chief Financial Officer. (4)
*		The Company has applied to the Securities and Exchange Commission for confidential treatment for portions of the exhibit.

(1)	The SEC has granted confidential treatment for portions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.
(2)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.
(3)	Filed herewith.
(4)	Furnished herewith.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: March 1, 2010	By:	/s/ LAMPHUNG NGO-BURNS
Phung Ngo-Burns Vice President and Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2010.

Signatures		Capacity

/s/ T. PATRICK KELLY T. Patrick Kelly		Interim President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ LAMPHUNG NGO-BURNS LamPhung Ngo-Burns		Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ ROBERT E. BICKMORE Robert E. Bickmore		Senior Director and Controller (Principal Accounting Officer)
/s/ SALVATORE J. BADALAMENTI* Salvatore J. Badalamenti		Director
/s/ GEORGE R. BRAVANTE, JR.* George R. Bravante, Jr.		Director
/s/ JANET M. CLARKE* Janet M. Clarke		Director
/s/ KIM A. FADEL* Kim A. Fadel		Director
/s/ ALAN H. FREUDENSTEIN* Alan H. Freudenstein		Director
/s/ JUDITH R. HABERKORN* Judith R. Haberkorn		Director
/s/ BONNIE S. REITZ* Bonnie S. Reitz		Director
	*By:	/s/ Suzanne L. Johnson Suzanne L. Johnson Attorney in Fact March 1, 2010

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008, and 2007
(In thousands)

	Allowance for Doubtful Receivables	Allowance for Obsolescence	Deferred Tax Asset Valuation Allowance (2)

Balance, December 31, 2006	$123	$9,760	$311,779
Additions charged to expense	414	2,764	1,031
Deductions from reserve (1)	(178)	(989)	—
Other	—	—	243

Balance, December 31, 2007	359	11,535	313,053
Additions charged to expense	489	2,077	27,862
Deductions from reserve (1)	(104)	(685)	—
Other	—	—	—

Balance, December 31, 2008	$744	$12,927	$340,915
Additions charged to expense	1,528	1,916	—
Deductions from reserve (1)	(728)	(427)	(310,250)
Other	—	—	—

Balance, December 31, 2009	$1,544	$14,416	$30,665

(1)

“Deductions from reserve” related to Allowance for Obsolescence are for entries made to remove spare parts with zero net book value and other available but non-realizable assets from our general ledger.

(2)	The deferred tax asset valuation allowance includes the net tax agreement obligation to Continental.