Form 10-Q
period 2010-03-31
EXPRESSJET HOLDINGS INC
filed 2010-04-30
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

As of April 27, 2010, 16,966,139 shares of common stock were outstanding.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,

	2010	2009

	(Unaudited)	(Unaudited)
Operating Revenue
Passenger	$165,048	$144,961
Corporate Aviation	15,521	16,050
Ground handling and other	8,712	8,698

	189,281	169,709

Operating Expenses:
Wages, salaries and related costs	91,193	79,675
Maintenance, materials and repairs	44,921	38,440
Other rentals and landing fees	17,499	12,895
Aircraft fuel and related taxes	8,915	3,221
Depreciation and amortization	6,654	8,066
Aircraft rentals	6,434	5,472
Outside services	5,270	7,595
Ground handling	2,951	3,105
Marketing and distribution	28	1,325
Other operating expenses	19,889	20,931

	203,754	180,725

Operating Loss	(14,473)	(11,016)

Non-operating Income (Expense):
Gain on sale of short-term investments, net	—	482
Extinguishment of debt	(1,717)	(79)
Amortization of debt discount	(1,751)	(150)
Interest expense, net of capitalized interest	(1,641)	(1,966)
Interest income	172	348
Equity investments loss, net	—	(377)
Other, net	(212)	(1,119)

	(5,149)	(2,861)

Loss before Income Taxes	(19,622)	(13,877)
Income Tax Benefit	3,492	2,473

Net Loss	$(16,130)	$(11,404)

Basic and Diluted Loss per Common Share	$(0.93)	$(0.67)

Shares Used in Computing Basic and Diluted Loss per Common Share	17,354	17,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31,	December 31,
	2010	2009

	(Unaudited)
Current Assets:
Cash and cash equivalents	$76,835	$80,980
Restricted cash	20,368	17,738
Short-term investments	9,130	9,082
Accounts receivable, net of allowance of $1.6 million and $1.5 million, respectively	9,261	9,351
Spare parts and supplies, net	20,027	20,205
Income tax receivable	422	18,523
Deferred Income Taxes – See Note 6	8,469	8,469
Prepayments and other	8,395	4,786

Total Current Assets	152,907	169,134

Property and Equipment:
Flight equipment	209,315	209,704
Other	140,377	140,412

	349,692	350,116
Less: Accumulated depreciation	(167,157)	(162,000)

	182,535	188,116

Debt Issuance Cost, net	889	1,056
Other Assets, net	9,290	2,152

Total Assets	$345,621	$360,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2010	December 31, 2009

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt	$3,459	$3,459
Accounts payable	6,558	4,144
Accrued payroll and related costs	43,296	37,914
Accrued airport service costs	8,091	6,761
Accrued maintenance, materials and repair costs	16,531	13,087
Accrued taxes	5,416	7,288
Amounts due to Continental Airlines, net	898	1,687
Credit facility	5,000	5,000
Accrued other liabilities	8,827	17,521

Total Current Liabilities	98,076	96,861

Long-term Debt	1,730	2,389

11.25% Convertible Secured Notes due 2023, net of discount of $9,850 and $13,534, respectively	33,711	38,577

Deferred Income Taxes – See Note 6	22,179	26,134

Other Long-term Liabilities	320	367

Commitments and Contingencies – See Note 8

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding, respectively	—	—
Common stock - $.01 par, 150,000,000 shares authorized, and 24,569,183 and 22,731,424 shares issued, respectively	246	227
Additional paid-in capital	280,018	268,096
Accumulated loss	(69,458)	(53,328)
Accumulated other comprehensive income	692	644
Common stock held in treasury, at cost, 7,603,026 and 7,084,450 shares, respectively	(21,893)	(19,509)

Total Stockholders’ Equity	189,605	196,130

Total Liabilities and Stockholders’ Equity	$345,621	$360,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2010	2009

	(Unaudited)	(Unaudited)

Net Cash Flows provided by (used in) Operating Activities	$10,554	$(10,105)

Cash Flows from Investing Activities:
Capital expenditures	(921)	(1,332)
Proceeds from the sale of property and equipment	111	9,227
Proceeds from sale of short-term investments	—	3,631
Investments in restricted cash	(2,890)	(2,174)
Other	32	—

Net cash provided by (used in) investing activities	(3,668)	9,352

Cash Flows from Financing Activities:
Repurchase of common stock	(2,197)	(2,838)
Payments on long-term debt	(659)	(659)
Repurchases of convertible debt	(8,336)	(1,308)
Proceeds from debt financing	—	5,000
Other	161	89

Net cash provided by (used in) financing activities	(11,031)	284

Net Decrease in Cash and Cash Equivalents	(4,145)	(469)
Cash and Cash Equivalents - Beginning of Period	80,980	57,528

Cash and Cash Equivalents - End of Period	$76,835	$57,059

Supplemental Cash Flow Information:
Interest paid, net	$3,093	$3,543
Income taxes refunded	$17,638	$43
Non-cash deferred sales incentive	$11,367	$—

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

            Liquidity.  In light of the recovery period associated with the end of the recent economic recession, which recession resulted in record low utilization levels, we believe strict budgeting and cash preservation are crucial to sustain our liquidity and meet our financial obligations through the next twelve months.

            Our 2010 cash flows as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•

$16.5 million tax refund received March 2010 from the "Worker, Homeownership, and Business Assistance Act of 2009" which allowed taxpayers to elect to carry back either their 2008 or 2009 net operating loss for a period of up to five years;

•	Monetized $5.0 million of our auction rate securities (“ARS”) for 90% of par value in April 2010; and
•	$1.7 million state and local tax settlement received April 2010.

            We believe that our existing liquidity, projected 2010 cash flows, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the twelve months ending March 31, 2011.  However, factors outside our control may dictate that we alter our current plans and expectations.

            The interim financial information in the accompanying condensed consolidated financial statements and these notes is unaudited, but reflects all adjustments necessary, in our opinion, to provide a fair presentation of our financial results for the interim periods presented.  These adjustments are of a normal, recurring nature.  In addition, all intercompany transactions have been eliminated in consolidation.  Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 10-K”).

Note 1 – Summary of Significant Accounting Policies

            The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Holdings and its subsidiaries.  All material intercompany transactions have been eliminated in consolidation. Our accounting policies and estimates have not changed from those disclosed in our 2009 10-K.

Note 2 – Contract Flying

            Amended Continental CPA.  In June 2008, we entered into an amended capacity purchase agreement (the “Amended Continental CPA”) with Continental Airlines, Inc. (“Continental”) which modified our previously existing agreement with Continental (the “Original Continental CPA”).  The Amended Continental CPA, which became effective July 1, 2008, has a seven-year term that is scheduled to expire on June 30, 2015.  Under the Amended Continental CPA, Continental compensates us at a pre-determined rate based on block hours flown and reimburses us for various pass-through expenses including passenger liability insurance, hull insurance, war risk insurance, landing fees and substantially all regional jet engine expenses under current long-term third-party contracts with no margin or mark-up.  Under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel and paying aircraft rent for all flights operated as Continental Express; therefore, these items are not included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.  Although the fixed block hour rates are considerably lower than the rates under the Original Continental CPA, such rates are subject to annual escalations tied to a consumer price index (“CPI”) (capped at 3.5%) on each anniversary date, July 1.  The CPI escalation used for the July 1, 2009 rate adjustment was 1.94%.

            Pursuant to the terms of the first and second amendments to the Amended Continental CPA, beginning in July 2009 and throughout the remainder of term of the Amended Continental CPA, if Continental increases utilization of our aircraft above a pre-determined threshold, then Continental will be entitled to receive a discount on the block hour rates; provided that the aggregate discount received by Continental shall not exceed $10 million.  For the three months ended March 31, 2010, there was an increase in utilization of our aircraft above the pre-determined threshold for such period that resulted in Continental receiving a discount in the amount of $1.3 million.  To date, Continental has received discounts totaling $2.5 million for increases in utilization of our aircraft above the pre-determined threshold.

            In December 2009, we entered into the third amendment to the Amended Continental CPA pursuant to which, among other things, we agreed to sublease eight aircraft from Continental in order to meet our aircraft requirements under the capacity purchase agreement (the “United Express Agreement”) with United Air Lines, Inc. (“United”).  These aircraft were previously operated as Continental Express under the Amended Continental CPA.

            United Express Agreement.  In February 2010, ExpressJet announced the execution of the United Express Agreement with United, which agreement had an effective date retroactive to December 1, 2009.  The United Express Agreement has an initial term expiring on April 30, 2012 for 11 aircraft and on April 30, 2013 for the remaining 11 aircraft, and contains a renewal option, at United’s election, for additional periods up to a total term of five years.  Under this arrangement, United must notify ExpressJet of its intention to renew each group of aircraft not less than six months prior to the end of the term for such aircraft.  As of March 31, 2010, we operated a total of 22 aircraft under the United Express Agreement.

            In addition, in February 2010, we entered into the First Amendment to the United Express Agreement with United, pursuant to which we will fly up to 10 additional aircraft for United in the current ExpressJet livery from May 2010 through December 2010.  United will have the option to renew these supplemental aircraft for up to four additional periods of not less than thirty days per renewal period.  Under this arrangement, United must notify ExpressJet of its intention to renew for the initial renewal period no later than June 15, 2010 for the first six supplemental aircraft and August 15, 2010 for the remaining four additional aircraft.  In an effort to provide United with increased flexibility, the amendment allows United to extend the renewal deadline for each aircraft upon certain terms and conditions.  If United elects not to extend the term of the supplemental aircraft, the ten aircraft will be removed from service, and we currently intend to place such aircraft in the Corporate Aviation (charter) operation.

            All of the aircraft operated as United Express will be sourced from our Corporate Aviation (charter) division or leased from alternate sources.

            Under the terms of the United Express Agreement, United will be responsible for scheduling, marketing, pricing and revenue management on the aircraft as well as collecting all passenger revenues.  Airlines' operates, maintains and finances the aircraft.

            We receive payments under the United Express Agreement at a pre-determined rate based on block hours and departures flown and we are reimbursed for various pass-through expenses at variable mark-up rates as determined within the United Express Agreement, including passenger liability insurance, hull insurance, war risk insurance, landing fees and fuel.  As part of the United Express Agreement, we agreed to a temporary mark-up discount through June 2010.

            The United Express Agreement also provides for incentives and penalties based upon Airlines’ performance, including on-time arrival performance and completion percentage rates.

            Under the United Express Agreement, we agreed to a fuel risk sharing program with United whereby our mark-up is tied to an index consisting of the gap between increases in the price of fuel and increases in United’s passenger revenue per available seat mile.

            As part of the United Express Agreement, on February 17, 2010, we issued a warrant to United for the purchase of 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock (the “United Warrant”).  The certificate representing the United Warrant contains (and certificates representing the underlying shares, when issued, will contain) restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act or pursuant to an exemption thereunder.  The United Warrant will terminate and become void as of the earlier of (a) the time and date the warrant is fully exercised with respect to all warrant shares pursuant to the United Warrant and (b) 5:00 p.m., central time, on the date of the expiration (with respect to all tranches of aircraft and including renewal terms) or earlier termination of the United Express Agreement; provided that, if the United Express Agreement is terminated due to any material default or breach by ExpressJet, the United Warrant shall not terminate or become void and shall continue in full force and effect until April 30, 2013.

            Per guidance contained in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-50, Customer Payments and Incentives, (“Topic 605-50”) we characterized the issuance of the United Warrant as a sales incentive to United and will amortize the measured cost as a reduction of revenue over the period of the United Express Agreement utilizing an option pricing model.  We have estimated that the fair value of the United Warrant was $11.4 million on February 17, 2010, the measurement date.  As such, we recorded a deferred sales incentive of $11.4 million representing the future discount to passenger revenue that will be recognized over the term of the United Express Agreement.  During the three months ended March 31, 2010, we recognized $0.8 million of the deferred sales incentive as a reduction to passenger revenue.  As of March 31, 2010, the balance of the deferred sales incentive was $10.5 million, of which $4.1 million is current.  The United Warrant is fully vested and non-forfeitable and United has no future performance commitment with respect to the United Warrant.  As of the date of this filing, United has not exercised its rights under the United Express Warrant.

Note 3 – Segment Reporting

            The following discussion is based on the two reportable segments, Contract Flying and Aviation Services, as they were structured for the three months ended March 31, 2010.

            A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are viewed by our chief operating decision makers.  Consequently, the unaudited tables below present (in thousands) our operating revenues, including inter-segment revenues, and segment profit generated per reportable segment for the three months ended March 31, 2010 and 2009.  We also included our reconciliation of the consolidated operating revenue to consolidated loss before income taxes and of our total assets for the three months ended and as of March 31, 2010 and 2009.

	Contract Flying	Aviation Services	Eliminations	Consolidated

Three Months Ended March 31, 2010:
Revenue from customers	$180,569	$11,378	$(2,666)	$189,281
Direct segment expenses	171,208	8,061	(2,666)	176,603

Segment profit	$9,361	$3,317	$—	$12,678
Other shared expenses (1)				(27,151)
Non-operating expense				(5,149)

Consolidated loss before income taxes				$(19,622)

Assets as of March 31, 2010
Segment assets	$167,833	$14,703	$—	$182,536
Other shared assets (2)				163,085

Total consolidated assets				$345,621

(1)

Some of the major components of other shared expenses for the three months ended March 31, 2010 are general and administrative labor and related expenses – $11.9 million; other general and administrative expenses – $10.5 million; outside services – $4.3 million; and non-airport rentals – $.5 million.

(2)	Other shared assets include assets that are interchangeable between segments.

	Contract Flying	Aviation Services	Eliminations	Consolidated

Three Months Ended March 31, 2009:
Revenue from customers	$160,268	$11,919	$(2,478)	$169,709
Direct segment expenses	144,644	6,504	(2,478)	148,670

Segment profit	$15,624	$5,415	$—	$21,039
Other shared expenses (1)				(32,055)
Non-operating expense				(2,861)

Consolidated loss before income taxes				$(13,877)

Assets as of March 31, 2009
Segment assets	$100,489	$11,119	$—	$111,608
Other shared assets (2)				258,696

Total consolidated assets				$370,304

(1)

Some of the major components of other shared expenses for the three months ended March 31, 2009 are general and administrative labor and related expenses – $12.2 million; other general and administrative expenses – $12.5 million; outside services – $6.1 million; and non-airport rentals – $1.3 million.

(2)	Other shared assets include assets that are interchangeable between segments.

Note 4 – Fair Value Measurements

            As of March 31, 2010, we had short-term investments in ARS valued at $9.1 million.   Our ARS are classified as available-for-sale securities and are reflected at fair value.  For a detailed discussion of our ARS, refer to our 2009 10-K.

            In April 2009, the FASB issued new guidance which modified the requirements for recognizing other-than-temporarily-impaired debt securities and the presentation of other-than-temporary impairments in the financial statements. This guidance, which affected the accounting for our ARS portfolio, was adopted during the quarter ended June 30, 2009.  Other-than-temporary impairments are now reflected in our Condensed Consolidated Statements of Operations as “Impairment charges on investments.”

            For the three months ended March 31, 2009, prior to the adoption of the new guidance on other-than-temporary-impairments, we recorded any changes in fair value of our ARS that we deemed to be temporary to accumulated other comprehensive income.  If we determined that any future decline in value was other than temporary, it was recognized as a charge to earnings as applicable.   Effective April 1, 2009, if the fair value of our ARS falls below our adjusted cost basis and if it is our intent to sell the ARS, then an other-than-temporary impairment has occurred and a loss should be recorded in our Condensed Consolidated Statements of Operations.  As it is our intent to continue exploring opportunities to monetize the ARS, future declines in fair value below our adjusted cost basis will be deemed to be other-than-temporary and an adjustment will be recorded as “Impairment charges on investments” in our Condensed Consolidated Statements of Operations.  The fair value of our $11.1 million ARS portfolio, as calculated using a discounted cash flow valuation model as of March 31, 2010 was $9.1 million, which represents a slight increase over the fair value calculated as of December 31, 2009.  As such, we did not recognize any impairment charge on investments for the quarter ended March 31, 2010.

            As of March 31, 2010, we continue to earn interest at a weighted average rate of 1.72% on our remaining ARS whose rates are reset every 7 or 28 days, depending on the terms of the particular instrument.

            We continue to closely monitor the ARS market and are aggressively pursuing the monetization of the assets at or near face value through additional market transactions.  Subsequent to the quarter ended March 31, 2010, we monetized $5.0 million of our ARS for 90.0% of the face value of the security.

            Assets that we measure at fair value on a recurring basis are shown below (in thousands):

	As of March 31, 2010 Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Cash equivalents	$76,709	$76,709	$—	$—
Short-term investments	9,130	—	—	9,130

Total	$85,839	$76,709	$—	$9,130

            The following table presents our ARS which were measured at fair value on a recurring basis using a discounted cash flow model and significant unobservable inputs (Level 3) as defined in FASB’s ASC Topic 820 Fair Value Measurements and Disclosures (“ASC Topic 820”) for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,

	2010	2009

Beginning Balance Short-Term Investments	$9,082	$41,369
Purchases	—	—
Proceeds from Sales	—	(3,631)
Gross realized gains on sales	—	482
Other Than Temporary Impairments (included in non-operating income)	—	—
Temporary (declines) recoveries in Market Value (included in other comprehensive income)	48	(628)

Ending Balance Short-Term Investments	$9,130	$37,592

            We determine the cost basis for our ARS sold using the specific identification method.

            In March 2009, we entered into and drew down fully a $5 million revolving line of credit (the “Citigroup Credit Facility”) with Citigroup Global Markets Inc. (“Citigroup”)to increase our liquidity.  The Citigroup Credit Facility, which has a five year term and is pre-payable at any time at our election, is secured by $10 million of our ARS holdings that were purchased from Citigroup.  The amount due to Citigroup accrues interest using the open federal rate plus a variable spread.  Since the credit facility is secured by a portion of our ARS holdings, we classified the liability as current on our Consolidated Balance Sheet.  Subsequent to the quarter ended March 31, 2010, we monetized $5.0 million of the secured ARS that were purchased from Citigroup and repaid approximately $2.5 million of the Citigroup Credit Facility with the proceeds from that sale.

Note 5 –– Long-term Debt

            As of March 31, 2010 and December 31, 2009, our debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

	(Unaudited)
Current Debt:
Current maturities of EDC Loans	$3,459	$3,459
Citigroup Credit Facility	5,000	5,000
Long-term Debt
EDC Loans	1,730	2,389
11.25% Convertible Secured Notes due 2023, net of discount of $9,850 and $13,534, respectively	33,711	38,577

	$43,900	$49,425

            Other than the 11.25% Convertible Secured Notes due 2023, we do not have any material long-term borrowings or available lines of credit.  Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we granted a security interest, with a pro-rata portion (based on the portion that the remaining notes represent of the total convertible notes that were issued) of assets with an appraised value of approximately $173.2 million, including approximately $79.4 million in spare parts and $93.8 million of spare engines.  We agreed that we will not as of any fiscal year end permit the aggregate outstanding principal amount of the notes divided by the fair market value of the pledged collateral to be greater than certain percentages.  If such collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.  If such collateral ratios are less than the required percentages, we are permitted to request a release of the security interest granted under the amended indenture on excess spare parts, spare aircraft engines and / or cash and cash equivalents.  In December 2009, the trustee under the amended indenture granted our request for the release of the security interest on approximately $39.9 million in spare parts and $58.6 million of spare engines.  Pursuant to the terms of the amended indenture, we are required to deliver a certificate to the trustee from a third-party appraiser dated no later than 15 business days after January 1 of each year certifying the value of the pledged collateral for the remaining balance of the notes as of January 1 or such later date.  We delivered a certificate from our independent appraiser in January 2010 indicating that the appraised value of the spare parts that remain subject to the lien and security interest following the foregoing release was $39.5 million and the fair value of the spare engines that remain subject to the lien and security interest following the foregoing release was $35.3 million.  Based on the principal amount of notes remaining outstanding as of March 31, 2010, the pledged collateral required under the 11.25% Convertible Secured Notes due 2023 is approximately $32.8 million of spare parts and $28.8 million of spare engines.

            During the three months ended March 31, 2010, we repurchased $8.6 million par value (book value of $6.7 million) of our 11.25% Convertible Secured Notes due 2023 for $8.4 million, resulting in a net realized loss of $1.7 million.  In the first quarter of 2009, we repurchased $1.8 million par value (book value of $1.2 million) of our 11.25% Convertible Secured Notes due 2023 for $1.3 million, resulting in a net realized loss of $0.1 million. We estimated the fair value of our bond repurchases based on an average of market trading activity for the convertible notes on the date of repurchase.  Subsequent to these repurchases, our interest expense, calculated using the effective interest method, related to the debt discount will be $6.5 million in 2010 and $4.8 million for the seven months ending July 31, 2011.

            The debt and unamortized discount components of our 11.25% Convertible Secured Notes due 2023 were as follows (in millions):

	March 31, 2010	December 31, 2009

	(Unaudited)
Principal amount of 11.25% Convertible Secured Notes due 2023	$43.6	$52.1
Unamortized debt discount	(9.9)	(13.5)

Net carrying amount	33.7	38.6

            At March 31, 2010, the unamortized discount had a remaining recognition period of approximately 16 months.

            The effective interest rate for the 11.25% Convertible Secured Notes due 2023 for the three months ended March 31, 2010 and 2009, respectively, was approximately 34%.

            We estimated the fair values of our $43.6 million and $52.1 million (carrying value) 11.25% Convertible Secured Notes due 2023 to be $42.7 million and $50.3 million as of March 31, 2010 and December 31, 2009, respectively, based upon actual quoted market prices which are Level II fair value measurements under ASC Topic 820.  For a detailed background of our convertible notes, refer to our 2009 10-K.

            The following table presents the changes in the carrying value of our 11.25% Convertible Secured Notes due 2023 (in millions):

	Three Months Ended March 31,

	2010	2009

	(Unaudited)	(Unaudited)
Beginning Balance in convertible notes, net	$38.6	$39.7
Repurchases	(6.7)	(1.2)
Amortization of debt discount	1.8	0.2

Ending Balance in convertible notes, net	$33.7	$38.7

            We are also party to a series of secured loan agreements with Export Development Canada, which consist of a $10.7 million loan entered into in May 2003 and a $6.6 million loan entered into in September 2003 (the “EDC Loans”).  The EDC Loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We used all the proceeds from the EDC Loans to reduce the principal under a note we had delivered to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  Each of the EDC Loans has a term of 96 months and each contains customary representations, warranties and covenants.  Additionally, Continental is the guarantor of the EDC Loans, and a default under the guarantee would cause an acceleration of the loans.  During the three months ended March 31, 2010, we made payments in the amount of $0.7 million on the EDC Loans, which primarily related to principal.  As of March 31, 2010, the outstanding principal balance of the EDC Loans was $5.2 million.

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

	Condensed Consolidated Balance Sheet March 31, 2010 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$147,438	$5,469	$—	$152,907
Property and equipment, net	103	173,814	8,618	—	182,535
Other assets	1,449	8,730	2,064	(2,064)	10,179

Total assets	$1,552	$329,982	$16,151	$(2,064)	$345,621

Current liabilities	828	95,607	1,641	—	98,076
Intercompany payables (receivables)	(335,822)	337,178	(1,356)	—	—
Long-term debt	33,711	1,730	—	—	35,441
Other liabilities	3,840	20,723	—	(2,064)	22,499
Stockholders’ equity	298,995	(125,256)	15,866	—	189,605

Total liabilities and stockholders’ equity	$1,552	$329,982	$16,151	$(2,064)	$345,621

	Condensed Consolidated Balance Sheet December 31, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$164,019	$5,115	$—	$169,134
Property and equipment, net	104	179,274	8,738	—	188,116
Other assets	1,636	1,572	2,064	(2,064)	3,208

Total assets	$1,740	$344,865	$15,917	$(2,064)	$360,458

Current liabilities	2,456	92,834	1,571	—	96,861
Intercompany payables (receivables)	(344,516)	345,713	(1,197)	—	—
Long-term debt	38,577	2,389	—	—	40,966
Other liabilities	3,840	24,725	—	(2,064)	26,501
Stockholders’ equity	301,383	(120,796)	15,543	—	196,130

Total liabilities and stockholders’ equity	$1,740	$344,865	$15,917	$(2,064)	$360,458

	Condensed Consolidated Results of Operations Three Months Ended March 31, 2010 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$188,021	$3,926	$(2,666)	$189,281
Operating expenses	1	202,731	3,688	(2,666)	203,754

Operating income (loss)	(1)	(14,710)	238	—	(14,473)

Non-operating income (expense)	(574)	(4,659)	84	—	(5,149)

Income (loss) before income taxes	(575)	(19,369)	322	—	(19,622)
Income tax benefit	—	3,492	—	—	3,492

Net income (loss)	$(575)	$(15,877)	$322	$—	$(16,130)

	Condensed Consolidated Results of Operations Three Months Ended March 31, 2009 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$167,494	$4,694	$(2,479)	$169,709
Operating expenses	25	179,118	4,061	(2,479)	180,725

Operating income (loss)	(25)	(11,624)	633	—	(11,016)

Non-operating income (expense)	1,946	(4,552)	(255)	—	(2,861)

Income (loss) before income taxes	1,921	(16,176)	378	—	(13,877)
Income tax benefit	—	2,473	—	—	2,473

Net income (loss)	$1,921	$(13,703)	$378	$—	$(11,404)

	Condensed Consolidated Cash Flows Three Months Ended March 31, 2010 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$10,565	$(132)	$121	$10,554
Investing activities	—	(3,668)	—	—	(3,668)
Financing activities	—	(11,031)	121	(121)	(11,031)

Net decrease in cash	—	(4,134)	(11)	—	(4,145)
Cash at the beginning of the period	—	80,678	302	—	80,980

Cash at the end of the period	$—	$76,544	$291	$—	$76,835

	Condensed Consolidated Cash Flows Three Months Ended March 31, 2009 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(4,532)	$(5,575)	$2	$(10,105)
Investing activities	—	3,863	5,490	(1)	9,352
Financing activities	—	284	1	(1)	284

Net decrease in cash	—	(385)	(84)	—	(469)
Cash at the beginning of the period	—	56,672	856	—	57,528

Cash at the end of the period	$—	$56,287	$772	$—	$57,059

Note 6 –– Income Taxes

            At the end of 2009, Holdings recorded the impact of an observed change in ownership limitation under Section 382 of the Internal Revenue Code. Consequently, we adjusted certain deferred tax assets to their net realizable values as of December 31, 2009.  The offset was recorded as a reduction to the valuation allowance of our deferred tax assets and liabilities.

            In late 2009, the Federal government passed the "Worker, Homeownership, and Business Assistance Act of 2009" which allowed taxpayers to elect to carry back either their 2008 or 2009 net operating loss for a period of up to five years. Holdings elected to carry back its 2008 net operating loss and recover a portion of federal regular and alternative minimum taxes paid in prior years.  Holdings filed a carryback claim with the Internal Revenue Service and received a $16.5 million refund in March 2010.

            Our tax agreement with Continental increases our dependence on Continental’s financial condition.  If it is determined that any of the tax benefits related to the basis increase should not have been available at the time of utilization and, as a result, we are required to pay additional taxes, interest and penalties, then we could be adversely affected if Continental were unable to indemnify us under the agreement.

            We account for income taxes in accordance with ASC Topic 740 “Income Taxes” (“Topic 740”) which clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  We classify interest and penalties on tax deficiencies as charges to income tax expense.  As of March 31, 2010 and December 31, 2009, there were no material unrecognized tax benefits or associated accrued interest and penalties under Topic 740.  The calendar tax years 2003 through 2008 remain subject to examination by the Internal Revenue Service.  Also open to examination are the Company’s state returns still within the applicable review periods.

            For further background on income taxes, please refer to our 2009 10-K.

Note 7 – Earnings / (Loss) Per Share

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

            The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS per share for the three months ended March 31, 2010 and the three months ended March 31, 2009 (in thousands, except per share amounts).

	Three Months Ended March 31,

	2010	2009

Numerator:
Net loss	$(16,130)	$(11,404)
Income impact of assumed conversion of convertible debt	—	—
Income impact from recognition of deferred sales incentive	—	—

	$(16,130)	$(11,404)

Denominator:
Weighted average common shares outstanding	17,354	17,031
Effect of stock options and restricted stock outstanding	—	—
Assumed conversion of convertible debt	—	—

	17,354	17,031

Basic & Diluted loss per share	$(0.93)	$(0.67)

            For the quarter ended March 31, 2010, we included 2.7 million shares of common stock in our weighted average common shares outstanding for purposes of calculating Basic EPS and Diluted EPS, as the nominal exercise price of the United Warrant results in the assumption that eventual exercise is assured.

            We excluded 858,387 and 90,433 shares of restricted stock from the weighted average shares used in computing Basic EPS for the three months ended March 31, 2010 and 2009, respectively, as these shares were not vested as of these dates.

            Weighted average common shares outstanding for the Diluted EPS calculation also include the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 0.3 million and 0.4 million shares of our common stock for the three months ended March 31, 2010 and 2009, respectively, as these options’ exercise prices were greater than the average market price of the common shares for the respective periods; and

•	0.2 million and 0.3 million shares of common stock equivalents for the assumed conversion of convertible debt for the three months ended March 31, 2010 and 2009, respectively.

Note 8 –– Commitments and Contingencies

            Capacity Purchase Agreements.  Refer to Note 2, “Contract Flying,” for additional information regarding the Amended Continental CPA and the United Express Agreement.

            General Guarantees and Indemnifications.  Pursuant to our agreements with Continental and United, we provide indemnification for certain of our actions and they provide indemnification for certain of their actions.

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

            Legal Proceedings.  In September 2009, we initiated litigation against Bank of America Corporation et al. (“BOA”) related to all of the ARS that BOA sold to ExpressJet in January 2008.  As of March 31, 2010, the aggregate par value of our remaining ARS holdings purchased from BOA was $1.1 million.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion contains a number of forward-looking statements that are based on our current expectations and involve a number of risks and uncertainties, many of which are outside our control.  Specifically, statements regarding our future results of operations, operating costs, business prospects, growth and capital expenditures, including plans with respect to our fleet, are forward looking statements.  These statements reflect our plans and assumptions about future events and are subject to uncertainties, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks.  The key areas of the known risks that could significantly impact our revenues, operating results and capacity include:  our operations for Continental Airlines, Inc. (“Continental”) as Continental Express under our amended capacity purchase agreement effective July 1, 2008 (the “Amended Continental CPA”) may not be profitable; our operations for United Air Lines, Inc. (“United”) as United Express under our capacity purchase agreement effective December 1, 2009 (the “United Express Agreement”) may not be profitable; our charter operation and other aviation services businesses may affect our ability to operate profitably; our covenants under the indenture governing our 11.25% Convertible Secured Notes due 2023; rising costs, open labor contracts for certain of our work groups, the uncertainties of an economic recovery and the highly competitive nature of the airline industry; and regulations and other factors.

            For further discussion of these risks, please see the “Risk Factors” sections in our 2009 10-K and in this report.  The statements in this report are made as of April 30, 2010 and the events described in forward-looking statements might not occur or might occur to a materially different extent than described in this report.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

First Quarter Financial Highlights

•

Finalized the United Express Agreement with United, which covers 22 ERJ-145 aircraft for United Express service effective December 1, 2009, which was subsequently amended to add an additional 10 ERJ-145 aircraft from May to December 2010 pursuant to the First Amendment to the United Express Agreement;

•	Collected a $16.5 million Federal tax refund;
•	Repurchased $8.6 million par value of our 11.25% Secured Convertible Notes due 2023; since August 2008, we have repurchased $24.9 million of the principal of these notes; and
•

Experienced increased cost pressure due to the seniority of our workforce, as a result of historically low employee attrition rates, and other costs with contractual escalations at higher rates than revenues.

Subsequent to First Quarter Highlights

•	Collected a $1.7 million refund from the State of New Jerseyin April 2010, that was recorded during the first quarter;
•	Monetized $5.0 million of our auction rate securities (“ARS”), leaving a current balance of $6.1 million;
•	Repaid approximately $2.5 million of the outstanding credit facility provided by Citigroup related to our ARS with the proceeds from the sale above; and
•	Received approval from our Board of Directors for an additional $20.0 million to be utilized for purchases within our securities repurchase program.

First Quarter Operational Highlights

•	Continued to fly at low utilization levels relative to historic levels due to decreased demand;
•	Cancelled over 2,500 flights primarily due to severe winter weather;
•	Inducted 16 aircraft into the United Express Agreement during the quarter; and
•	Added one station to our aviation services division for a total of 31 stations ground-handled by us for Continental and other carriers.

Outlook

            Airlines currently operates a fleet of 244 aircraft flying under contractual arrangements for network carriers and entities desiring cost-effective and fully customizable group travel.  We expect our fleet plan from May to December 2010 to be allocated as follows:

•	206 aircraft operating for Continental under the Amended Continental CPA as Continental Express;
•	32 aircraft operating for United under the United Express Agreement; and
•	6 aircraft operating in our Corporate Aviation (charter) division.

            ExpressJet continues to focus on three core areas:  contract flying for mainline partners; long-term charter agreements and ad-hoc charter arrangements for customers seeking customizable travel solutions (corporate aviation); and aviation services.  As we now generate revenue for hours flown versus scheduled, we expect that our reported results will closely follow the general trends of the aviation industry.

            We believe that the economic recovery and continued improvement in passenger demand for our partners continue to be a key to our success during 2010.  Increased utilization under the Amended Continental CPA and the additional flying under the United Express Agreement resulted in an increase in our operating revenues by 12.0% in the first quarter compared to first quarter 2009.  While this increase in utilization has resulted in increased revenues within our contract flying,  our financial results were disappointing, largely due to (i) severe winter weather, (ii) increases in wage rates due to seniority of our workgroups, which is largely attributable to historically low rates of employee attrition, (iii) contractual escalation provisions in our maintenance and other operating agreements which were higher in the first quarter than our revenue rate increases for the same period and (iv) a lower than anticipated increase in the CPI for 2009, which resulted in a smaller than anticipate increase in the block hour rate under the Amended Continental CPA.  For 2010, we expect the CPI increase to be approximately 1.0%, which, combined with the factors above, will require us to aggressively manage our costs.

            As we are able to reduce costs, increase block hours and increase our profitability within the Corporate Aviation (charter) division, we expect that we will begin to generate positive cash flows followed by positive income streams.  Due to seasonal weakness coupled with the slow economic recovery, we expect to generate a net loss despite generating positive cash flows for the full-year 2010.

            As of March 31, 2010, our available liquidity (including restricted and unrestricted cash and our ARS holdings) was $106.3 million.  We will continue to focus on improving our balance sheet through generating cash flow from operations, pursuing opportunities to expand our contractual flying arrangements with our existing partners and new partners, selling non-core assets, making repurchases under our approved securities program and attempting to secure financing, if available.  We also intend to continue evaluating the market for our ARS to attempt to monetize the assets at or near face value and to pursue litigation initiated against Banc of America Corporationrelated to such investments brokered by the firm.

            We believe that our existing liquidity together with projected 2010 cash flows will be sufficient to fund current operations and our financial obligations through the twelve months ending March 31, 2011.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations.

Operations Review

            The following discussion provides an analysis of our results of operations and reasons for any material changes for the periods indicated.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Operating Revenue and Segment Profit

            The table below (in millions, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit from the three months ended March 31, 2010 to the three months ended March 31, 2009.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 244 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  We believe that the presentation of our consolidated shared costs and transition costs is consistent with the manner in which these expenses are viewed by our chief operating decision makers.  However, we continue to monitor the shared costs to identify direct segment expenses.

	Three Months Ended March 31,

	2010	Total Revenue %	2009	Total Revenue %	Increase/ (Decrease)	Change %

Revenue from customers:
Contract Flying	$180.6	95.4	$160.3	94.5	$20.3	12.7
Aviation Services	11.4	6.0	11.9	7.0	(0.5)	(4.2)
Eliminations	(2.7)	(1.4)	(2.5)	(1.5)	(0.2)	8.0
Total revenue from customers	189.3	100.0	169.7	100.0	19.6	11.5
Direct segment costs:
Contract Flying	171.2	90.4	144.6	85.2	26.6	18.4
Aviation Services	8.1	4.3	6.5	3.8	1.6	24.6
Eliminations	(2.7)	(1.4)	(2.5)	(1.5)	(0.2)	8.0
Total direct segment costs	176.6	93.3	148.6	87.6	28.0	18.8
Segment profit	12.7	6.7	21.1	12.4	(8.4)	(39.8)
Other shared expenses	(27.2)		(32.1)
Non-operating expenses, net	(5.1)		(2.9)

Consolidated loss before income taxes	$(19.6)		$(13.9)

The table below (in millions, except percentage data) sets forth the segment profit for the three months ended March 31, 2010 and for the three months ended March 31, 2009 for each segment.

	Contract Flying		Aviation Services

	2010	Total Revenue %	2010	Total Revenue %

Revenue from customers	$180.6	100.0	$11.4	100.0
Direct segment costs	171.2	94.8	8.1	71.1
Segment profit	$9.4	5.2	$3.3	28.9

	Contract Flying		Aviation Services

	2009	Total Revenue %	2009	Total Revenue %

Revenue from customers	$160.3	100.0	$11.9	100.0
Direct segment costs	144.6	90.2	6.5	54.6
Segment profit	$15.7	9.8	$5.4	45.4

            Contract Flying. The increase in revenue and direct segment costs within our Contract Flying segment is due primarily to the increased block hours and aircraft utilization within the Amended Continental CPA and the addition of flying under the United Express Agreement.  The decline in overall segment profit is primarily due to the structure of settlement revenue in relation to aircraft utilization within the Amended Continental CPA.  Pursuant to the first amendment to the Amended Continental CPA, we received an additional $2.1 million related to shortfalls in aircraft utilization for the quarter ended March 31, 2009.  In July 2009, we agreed with Continental, pursuant to the first and second amendments to the Amended Continental CPA, that if Continental increased utilization of our aircraft above a pre-determined threshold, then Continental will be entitled to receive a discount on the agreed, pre-determined block hour rates.  For the quarter ended March 31, 2010, there was an increase in utilization of our aircraft above the pre-determined threshold such that we discounted back to Continental approximately $1.3 million.  In addition, for the quarter ended March 31, 2010, we incurred certain startup costs associated with the United Express Agreement.  These startup costs included $0.8 million in amortization of the United Warrant as a reduction to passenger revenue.

            Aviation Services.   The reduction in the segment profit margin within our Aviation Services segment from 45.4% to 28.9% is due to increased labor and fringe benefit costs and our transition to new contracts in our ground handling business with Continental.

Operating Expenses

            The table below (in millions, except percentage data) sets forth the changes in operating expenses from the three months ended March 31, 2010 to the three months ended March 31, 2009.

	Three Months Ended March 31,

	2010	Total Revenue %	2009	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries, and related costs	$91.2	48.2	$79.7	47.0	$11.5	14.4
Maintenance, materials and repairs	44.9	23.7	38.4	22.6	6.5	16.9
Other rentals and landing fees	17.5	9.2	12.9	7.6	4.6	35.7
Aircraft fuel and related taxes	8.9	4.7	3.2	1.9	5.7	178.1
Depreciation and amortization	6.7	3.5	8.1	4.8	(1.4)	(17.3)
Aircraft rentals	6.4	3.4	5.5	3.2	0.9	16.4
Outside services	5.3	2.8	7.6	4.5	(2.3)	(30.3)
Ground handling	3.0	1.6	3.1	1.8	(0.1)	(3.2)
Marketing and distribution	—	—	1.3	0.8	(1.3)	(100.0)
Other operating expenses	19.9	10.5	20.9	12.3	(1.0)	(4.8)

Total operating expenses	$203.8	107.6	$180.7	106.5	$23.1	12.8

            Wages, salaries & related costs increased 14.4% due primarily to our 12.1% increase in block hours quarter over quarter. In addition, we experienced higher wage and fringe rates due to the increased seniority of our workforce.

            Maintenance, materials and repairs increased 16.9% due to our 12.1% increase in block hours combined with scheduled rate increases in many of our long-term maintenance contracts that went into effect at the beginning of 2010 and increased depth of repairs as our aircraft age.

            Other rentals and landing fees increased 35.7% quarter over quarter due to approximately $1.2 million in new landing fees expense associated with our operations under the United Express Agreement, along with an increase of approximately $1.8 million in landing fees attributable to operational changes required under the Amended Continental CPA.  Additionally, the 2009 figures reflect lower than expected landing fee expense due to one-time expense credits.

            Aircraft Fuel and related taxes increased $5.7 million due to the increased volume attributable to the United Express Agreement, which expenses are reimbursed by United.

            Outside servicesdecreased 30.3% primarily due to our recording of an approximately $1.7 million receivable in 2010 for an expected tax refund.  The refund was recorded as a reduction of outside services expense during the quarter ended March 31, 2010.

Non-Operating Expenses

            The table below (in millions, except percentage data) sets forth the changes in non-operating expenses from the three months ended March 31, 2010 to the three months ended March 31, 2009.

	Three Months Ended March 31,

	2010	Total Revenue %	2009	Total Revenue %	Increase / (Decrease)	Change %

Gain on sale of short-term investments, net	$—	—	$0.5	0.3	$(0.5)	(100.0)
Extinguishment of debt	(1.7)	(0.9)	(0.1)	(0.1)	(1.6)	nm
Amortization of debt discount	(1.8)	(1.0)	(0.2)	(0.1)	(1.6)	nm
Interest expense, net of capitalized interest	(1.6)	(0.8)	(2.0)	(1.2)	0.4	(20.0)
Interest income	0.2	0.1	0.4	0.2	(0.2)	(50.0)
Equity investment loss	—	—	(0.4)	(0.2)	0.4	(100.0)
Other, net	(0.2)	(0.1)	(1.1)	(0.6)	0.9	(81.8)

Total non-operating expenses	$(5.1)	(2.7)	$(2.9)	(1.7)	$(2.2)	75.9

            Total non-operating expenses increased primarily due to the higher losses recognized from repurchases of our 11.25% Convertible Secured Notes due 2023.  During the three months ended March 31, 2010, we repurchased $8.6 million par value (book value of $6.7 million) of our 11.25% Convertible Secured Notes due 2023 for $8.4 million, resulting in a net realized loss of $1.7 million.  In the first quarter of 2009, we repurchased $1.8 million par value (book value of $1.2 million) of our 11.25% Convertible Secured Notes due 2023 for $1.3 million, resulting in a net realized loss of $0.1 million.

Certain Operational Information

The following statistical information for the periods indicated is helpful in understanding our financial results:

	For the Three Months Ended March 31,

	2010	2009	Change		%

Operating Statistics:
Revenue passenger miles (millions) (1)	2,092	1,733	359		20.7%
Available seat miles (millions) (2)	2,789	2,438	351		14.4%
Passenger load factor (3)	75.0%	71.1%	3.9	pts	5.5%
Operating cost per available seat mile (cents) (4)	7.31	7.41	(0.1)		(1.3%)
Block hours (5)	180,282	160,836	19,446		12.1%
Operating cost per block hour (dollars) (6)	1,130	1,124	6		0.5%
Departures	98,019	83,400	14,619		17.5%
Average price per gallon of fuel, including fuel taxes (dollars)	2.42	2.58	(0.16)		(6.2%)
Fuel gallons consumed (millions)	3.7	1.2	2.5		208.3%
Average length of aircraft flight (miles)	571	586	(15)		(2.6%)
Average daily utilization of each aircraft (hours) (7)	8.21	7.32	0.89		12.2%
Completion factor	96.3%	97.4%	(1.1	)pts	(1.1%)
Revenue passengers (thousands)	3,559	2,831	728		25.7%
Actual aircraft in fleet at end of period	244	244	—		0.0%

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)	Operating cost per available seat mile is operating costs divided by available seat miles.
(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Operating cost per block hour is operating costs divided by block hours.
(7)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft is operated.

Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs are likely to increase in the future due to:

•	increases in seniority of our workforce given our recent low attrition rates;
•	transition costs associated with refurbishing and repainting aircraft for United;
•	changes in wages, salaries and related fringe benefit costs, including changes to our self-insured medical and workers compensation programs;
•	requirements under our collective bargaining agreements;
•	aging of our fleet, resulting in higher aircraft maintenance costs;
•	changes in the costs of materials and outside services, including our information technology costs;
•	changes in governmental regulations, such as costs associated with extended tarmac delays, war risk insurance, environmental legislation, or costs attributed to heightened security requirements; and
•	financing costs in order to satisfy any operating and/or financial obligations.

            In the long term, failure to control our costs would prevent us from remaining competitive and reduce our ability to limit losses including the opportunities to attract additional corporate customers or to survive a prolonged economic downturn.

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            At March 31, 2010, our available liquidity, including restricted and unrestricted cash and our ARS was $106.3 million.  For the three months ended March 31, 2010 and 2009, our operations provided $10.6 million and used $10.1 million, respectively, in cash flow.  As of March 31, 2010 and December 31, 2009, we had $20.4 million and $17.7 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights and letters of credit.

            We spent $0.9 million and $1.3 million on capital expenditures during the three months ended March 31, 2010 and 2009, respectively.  These capital expenditures related primarily to aircraft spare parts and technology needed to support our various lines of business.  For the remainder of 2010, we anticipate spending between $8 million and $10 million on capital projects, of which approximately $0.5 million relate to the rollover of existing capital projects.

            Projected capital expenditures for 2010 include start-up costs associated with the United Express Agreement.

            Our 2010 cash flows as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•	$16.5 million tax refund received March 2010 from the "Worker, Homeownership, and Business Assistance Act of 2009";
•	$5.0 million of our ARS monetized for 90% of par value; and
•	$1.7 million state and local tax settlement received in April 2010.

            In light of the recovery period associated with the end of the recent economic recession, which recession resulted in record low utilization levels, we believe strict budgeting and cash preservation are crucial to sustain our liquidity and meet our financial obligations through the next twelve months.  We believe that our existing liquidity, projected 2010 cash flows, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the twelve months ending March 31, 2011.  However, factors outside our control may dictate that we alter our current plans and expectations.

            In late 2009, the federal government passed the "Worker, Homeownership, and Business Assistance Act of 2009" which allowed taxpayers to elect to carry back either their 2008 or 2009 net operating loss for a period of up to five years. Holdings elected to carry back its 2008 net operating loss and recover a portion of federal regular and alternative minimum taxes paid in prior years.  Holdings filed a carry back claim with the Internal Revenue Service and received $16.5 million in March 2010.

            Long-term Debt

            We did not enter into any material financing transactions during the three months ended March 31, 2010.  As of March 31, 2010, total debt, including current maturities, totaled $43.9 million net of a discount of $9.9 million.  Our debt consisted of the 11.25% Convertible Secured Notes due 2023, the Citigroup Credit Facility and the secured debt owed under the EDC Loans.

            The EDC Loans consist of a $10.7 million loan made in May 2003 and a $6.6 million loan made in September 2003.  The EDC Loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  We used all the proceeds from the EDC Loans to reduce the principal under a note payable to Continental.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  Each of the EDC Loans has a term of 96 months and each contains customary representations, warranties and covenants.  Additionally, Continental is the guarantor of the EDC Loans, and a default under the guarantee would cause an acceleration of the loans.  During the three months ended March 31, 2010, we made payments in the amount of $0.7 million on the EDC Loans, primarily related to principal.  As of March 31, 2010, the outstanding principal balance of the EDC Loans was $5.2 million.

            In March 2009, we entered into and drew down fully on the Citigroup Credit Facility to increase our liquidity.  The Citigroup Credit Facility, which has a five year term and is pre-payable at any time at our election, is secured by $10 million of our ARS holdings that were purchased from Citigroup.  The amount due to Citigroup accrues interest using the open federal rate plus a variable spread.  Since the credit facility is secured by a portion of our ARS holdings, we classified the liability as current on our Consolidated Balance Sheet.  Subsequent to the quarter ended March 31, 2010, we monetized $5.0 million of the secured ARS that were purchased from Citigroup and repaid approximately $2.5 million of the Citigroup Credit Facility with the proceeds from that sale.

            Other than our 11.25% Convertible Secured Notes due 2023, the EDC Loans and the Citigroup Credit Facility, we do not have any other material borrowings or available lines of credit.

            Securities Repurchase Program

            In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the Board authorized the inclusion of our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023), within the previously announced program.  Since that time, our Board has authorized an additional $15 million in 2008, $10 million in 2009 and $20 million in April 2010 to be utilized for purchases within this program.  Purchases have been made from time to time in the open market and in privately negotiated transactions; the timing of any repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  After adjustments to exclude prepaid interest related to bond repurchases, the balance remaining within the program as of the date of this filing is $21.8 million.

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

            Aircraft, Simulator and Spare Engine Leases.  As of March 31, 2010, we had lease and sublease obligations for aircraft, a flight training device and spare engines that are classified as operating leases, which are not reflected as assets or liabilities on our balance sheet.  These leases expire between 2013 and 2022.  As of March 31, 2010, our 2010 expected total minimum annual rental payments under current and future non-cancelable aircraft operating leases for aircraft operating outside of the Continental Express operations was approximately $30.1 million.  Under the Amended Continental CPA that went into effect July 1, 2008, Continental will bear all the rent expense for aircraft operating for Continental under that arrangement.  For the aircraft retained outside of the Amended Continental CPA, we incur rent expense at reduced rental rates.  As of March 31, 2010, our expected total 2010 minimum rental expense for aircraft operating outside of the Continental Express operations was approximately $26.8 million.  A substantial portion of our aircraft are leased directly by Continental from third parties and subleased to us by Continental.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  Pursuant to the terms of the amended indenture governing our 11.25% Convertible Secured Notes due 2023, we granted a security interest on certain of our property, including spare parts and spare aircraft engines.  We agreed that if certain collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and/or cash and cash equivalents.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

            We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.  The market risk sensitive instruments we entered into are for other than trading purposes.

Aircraft Fuel

            Under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel for all flights operating as Continental Express; therefore, the related fuel expense is not included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.

            Under the United Express Agreement, we agreed to a fuel risk sharing program with United whereby our mark-up is tied to an index consisting of the gap between increases in the price of fuel and increases in United’s passenger revenue per available seat mile.

            As of March 31, 2010, we held approximately $2.0 million in deposits with fuel vendors for future fuel purchases for flights performing outside of the Continental Express operations.

Interest Rates

            We have potential interest rate exposure under the EDC Loans which bear interest at the six-month LIBOR plus 1.75% per annum.  We also have potential interest rate exposure under the Citigroup Credit Facility which bears interest at the open federal rate plus a variable spread per annum.  The interest rates applicable to these variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, any additional amounts incurred in interest expense for both our EDC Loans and the Citigroup Credit Facility for all periods presented would not be material.

            As of March 31, 2010 and December 31, 2009, we estimated the fair value of our $43.6 million and $52.1 million (carrying values) convertible notes to be $42.7 million and $50.3 million, respectively, based upon a fair valuation model that considered quoted market prices.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including general investor behavior, industry specific risks and interest rate risks.  In 2008, we recorded a $27.8 million discount in connection with our 11.25% Convertible Secured Notes due 2023 that is being accreted to “Amortization of debt discount” in our Condensed Consolidated Statements of Operations and will continue until August 1, 2011.  Subsequent to repurchases made in 2010, our interest expense, calculated using the effective interest method, related to the debt discount will be $6.5 million in 2010 and $4.8 million for the seven months ending July 31, 2011. In conjunction with the amortization of debt discount, we are currently amortizing $2.0 million of capitalized fees associated with the convertible debt refinancing to interest expense until August 1, 2011.

Item 4. Controls and Procedures

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of March 31, 2010.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

               None.

Item 1A.  Risk Factors.

            Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2009 10-K under Part I, Item 1A, Risk Factors.  There have been no material changes in these risk factors since that report, except as discussed in “Outlook” and “Liquidity, Capital Resources and Financial Position” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

            As part of the United Express Agreement, on February 17, 2010, we issued a warrant to United for the purchase of 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock.  The United Warrant is fully vested and non-forfeitable and United has no future performance commitment with respect to the United Warrant.  As of the date of this filing, United has not exercised its rights under the United Express Warrant.  However, as the nominal exercise price of the United Warrant results in the assumption that eventual exercise is assured, we included 2.7 million shares of common stock in our weighted average common shares outstanding for purposes of calculating Basic EPS and Diluted EPS for the quarter ended March 31, 2010.

Issuer Purchases of Equity Securities

            In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the Board authorized the inclusion of our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023), within the previously announced program.  Since that time, our Board has authorized an additional $15 million in 2008, $10 million in 2009 and $20 million in April 2010 to be utilized for purchases within this program.  Purchases have been made from time to time in the open market and in privately negotiated transactions; the timing of any repurchases under the program depends on a variety of factors, including market conditions, and may be suspended or discontinued at any time.  After repurchases of a portion of our 11.25% Convertible Secured Notes due 2023 in March 2010 and adjustments to exclude prepaid interest related to bond repurchases, the program has an available balance remaining of $21.8 million as of the date of this filing.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)(3)

Jan 2010	510,444	$4.61	—	$9.7
Feb 2010	8,431	3.72	—	9.7
Mar 2010	32	3.72	—	1.8

Total	518,907	$4.60	—	$21.8

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
(3)

Amounts shown reflect repurchases of our common stock and repurchases of our 11.25% Convertible Secured Notes due 2023 included within our Board approved securities repurchase program.  In April 2010, our Board authorized an additional $20 million to be utilized for purchases within the securities repurchase program.

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2007, File No. 1-31300).
10.1	United Express Agreement between United Air Lines, Inc. and ExpressJet Airlines, Inc. dated as of December 1, 2009.(1) *
10.1(a)	First Amendment to United Express Agreement between United Air Lines, Inc. and ExpressJet Airlines, Inc. dated as of February 15, 2010.(1) *
10.1(b)	ExpressJet Holdings, Inc. Warrant to Purchase Common Stock issued to United Air Lines, Inc. on February 17, 2010.(1) *
10.2	Employment Agreement among the Company and Thomas M. Hanley dated April 15, 2010.(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certificationby Chief Executive Officer.(2)
32.2	Section 1350 Certificationby Chief Financial Officer.(2)

*	Pursuant to 17 CFR 240.24b-2, this exhibit has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application.

(1) Filed herewith.
(2) Furnished herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, ExpressJet Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: April 30, 2010	/s/ Phung Ngo-Burns
Phung Ngo-Burns Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2010	/s/ Robert Bickmore
Robert Bickmore Senior Director and Controller (Principal Accounting Officer)