Form 10-Q
period 2010-06-30
EXPRESSJET HOLDINGS INC
filed 2010-08-12
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

As of August 9, 2010, 17,644,730 shares of common stock were outstanding.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,

	2010	2009

	(Unaudited)	(Unaudited)
Operating Revenue:
Passenger	$189,621	$149,383
Corporate Aviation	7,894	12,825
Ground handling and other	9,525	8,380

	207,040	170,588

Operating Expenses:
Wages, salaries and related costs	91,571	79,619
Maintenance, materials and repairs	48,737	40,703
Other rentals and landing fees	20,049	16,230
Aircraft fuel and related taxes	11,764	2,399
Depreciation and amortization	6,591	7,721
Aircraft rentals	6,774	5,472
Outside services	4,769	6,132
Ground handling	1,570	2,496
Impairment of fixed assets	3,075	—
Other operating expenses	20,894	20,697

	215,794	181,469

Operating Loss	(8,754)	(10,881)

Non-operating Income (Expense):
Gain on sale of short-term investments, net	700	—
Amortization of debt discount	(1,538)	(1,523)
Interest expense, net of capitalized interest	(1,443)	(2,043)
Interest income	55	289
Other, net	(37)	(16)

	(2,263)	(3,293)

Loss before Income Taxes	(11,017)	(14,174)
Income Tax (Expense) Benefit	(7,582)	1,077

Net Loss	$(18,599)	$(13,097)

Basic and Diluted Loss per Common Share	$(0.99)	$(0.88)

Shares Used in Computing Basic and Diluted Loss per Common Share	18,867	14,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended June 30,

	2010	2009

	(Unaudited)	(Unaudited)
Operating Revenue:
Passenger	$354,669	$294,344
Corporate Aviation	23,415	28,875
Ground handling and other	18,237	17,078

	396,321	340,297

Operating Expenses:
Wages, salaries and related costs	182,765	159,294
Maintenance, materials and repairs	93,658	79,143
Other rentals and landing fees	37,549	29,124
Aircraft fuel and related taxes	20,679	5,620
Depreciation and amortization	13,245	15,787
Aircraft rentals	13,207	10,944
Outside services	10,039	13,727
Ground handling	4,521	5,601
Impairment of fixed assets	3,075	—
Other operating expenses	40,811	42,954

	419,549	362,194

Operating Loss	(23,228)	(21,897)

Non-operating Income (Expense):
Gain on sale of short-term investments, net	700	482
Extinguishment of debt	(1,717)	(83)
Amortization of debt discount	(3,289)	(1,673)
Interest expense, net of capitalized interest	(3,084)	(4,010)
Interest income	227	636
Equity investments loss, net	—	(377)
Other, net	(248)	(1,129)

	(7,411)	(6,154)

Loss before Income Taxes	(30,639)	(28,051)
Income Tax (Expense) Benefit	(4,090)	3,550

Net Loss	$(34,729)	$(24,501)

Basic and Diluted Loss per Common Share	$(1.92)	$(1.54)

Shares Used in Computing Basic and Diluted Loss per Common Share	18,115	15,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30,	December 31,
	2010	2009

	(Unaudited)
Current Assets:
Cash and cash equivalents	$86,891	$80,980
Restricted cash	20,380	17,738
Short-term investments	967	9,082
Accounts receivable, net of allowance of $1.2 million and $1.5 million, respectively	9,860	9,351
Spare parts and supplies, net	19,230	20,205
Income tax receivable	1,210	18,523
Deferred Income Taxes – See Note 7	8,469	8,469
Prepayments and other	10,241	4,786

Total Current Assets	157,248	169,134

Property and Equipment:
Flight equipment	209,157	209,704
Other	139,964	140,412

	349,121	350,116
Less: Accumulated depreciation	(175,314)	(162,000)

	173,807	188,116

Debt Issuance Cost, net	722	1,056
Other Assets, net	8,339	2,152

Total Assets	$340,116	$360,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2010	December 31, 2009

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt	$3,459	$3,459
Current portion of 11.25% Convertible Secured Notes due 2023, net of discount of $1,908 and $0, respectively	8,092	—
Accounts payable	9,090	4,144
Accrued payroll and related costs	46,509	37,914
Accrued airport service costs	7,226	6,761
Accrued maintenance, materials and repair costs	16,776	13,087
Accrued taxes	7,296	7,288
Amounts due to Continental Airlines, net	1,921	1,687
Credit facility	—	5,000
Accrued other liabilities	9,876	17,521

Total Current Liabilities	110,245	96,861

Long-term Debt	659	2,389

11.25% Convertible Secured Notes due 2023, net of discount of $6,404 and $13,534, respectively	27,157	38,577

Deferred Income Taxes – See Note 7	30,274	26,134

Other Long-term Liabilities	272	367

Commitments and Contingencies – See Note 9

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding, respectively	—	—
Common stock - $.01 par, 150,000,000 shares authorized, and 24,826,156 and 22,731,424 shares issued, respectively	248	227
Additional paid-in capital	279,382	268,096
Accumulated loss	(88,119)	(53,328)
Accumulated other comprehensive income	529	644
Common stock held in treasury, at cost, 7,242,470 and 7,084,450 shares, respectively	(20,531)	(19,509)

Total Stockholders’ Equity	171,509	196,130

Total Liabilities and Stockholders’ Equity	$340,116	$360,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2010	2009

	(Unaudited)	(Unaudited)
Net Cash Flows provided by (used in) Operating Activities	$18,341	$(8,494)

Cash Flows from Investing Activities:
Capital expenditures	(1,792)	(2,789)
Proceeds from the sale of property and equipment	428	9,625
Proceeds from sale of short-term investments	8,700	3,631
Investments in restricted cash	(2,890)	(2,205)
Other	62	—

Net cash provided by investing activities	4,508	8,262

Cash Flows from Financing Activities:
Repurchase of common stock	(2,497)	(3,380)
Payments on long-term debt and credit facility	(6,730)	(1,731)
Repurchases of convertible debt	(8,336)	(1,340)
Proceeds from debt financing	—	5,000
Proceeds from issuance of common stock related to benefit plans	543	403
Other	82	934

Net cash used in financing activities	(16,938)	(114)

Net Increase (Decrease) in Cash and Cash Equivalents	5,911	(346)
Cash and Cash Equivalents - Beginning of Period	80,980	57,528

Cash and Cash Equivalents - End of Period	$86,891	$57,182

Supplemental Cash Flow Information:
Interest paid, net	$3,158	$3,663
Income taxes paid (refunded)	$(17,363)	$297
Non-cash deferred sales incentive	$11,367	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Overview

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with Holdings, as “ExpressJet”, “we” or “us”).  Airlines currently operates a fleet of 244 aircraft flying under contractual arrangements for Continental Airlines, Inc. (“Continental”) and United Airlines, Inc. (“United”), and within its corporate aviation (charter) division. Airlines services entities desiring cost-effective and fully customizable group travel.

            Definitive Merger Agreement.  We signed a definitive merger agreement with SkyWest, Inc. whereby SkyWest, Inc. will acquire all of the outstanding common shares of Holdings for $6.75 per share in cash subject to the conditions of the definitive merger agreement dated August 3, 2010 (the “Acquisition”).  SkyWest, Inc. advised that its intention is that ExpressJet Airlines will be merged with its wholly-owned subsidiary, Atlantic Southeast Airlines, following the closing of the transaction and receipt of all required regulatory approvals.

            Liquidity.  As of June 30, 2010, our available liquidity (including restricted and unrestricted cash and our auction rate securities holdings) was $108.2 million.  We will continue to focus on improving our balance sheet through generating cash flow from operations and making repurchases under our approved securities program.  Additionally, we intend to continue to pursue cost-savings efforts under the Operation:  Green Light Plan (“Operation: Green Light”), which we announced June 7, 2010.

            Our 2010 cash flows as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•

received a $16.5 million tax refund in March 2010 from the "Worker, Homeownership, and Business Assistance Act of 2009," which allows taxpayers to elect to carry back either their 2008 or 2009 net operating loss for a period of up to five years;

•	sold $10.0 million of our auction rate securities (“ARS”) at a weighted average rate of 87% of par value in the second quarter of 2010; and
•	collected a $1.7 million state and local tax settlement in April 2010.

            Subsequent to June 30, 2010 we began the process of completing our previously announced plans to redeem $10.0 million of the principal balance of our 11.25% Convertible Secured Notes due 2023.  As of the date of this filing, we redeemed $8.2 million par value of our 11.25% Convertible Secured Notes due 2023.  An additional redemption of $1.8 million par value of our 11.25% Convertible Secured Notes due 2023 is scheduled to be completed on August 23, 2010.

            We believe that our existing liquidity and projected 2010 cash flows, including the incremental sources of liquidity described above, will be sufficient to fund current operations and our financial obligations through the twelve months ending June 30, 2011.  However, factors outside our control may dictate that we alter our current plans and expectations.

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

Note 2 – Contract Flying

            Amended Continental CPA.  In June 2008, we entered into an amended capacity purchase agreement (the “Amended Continental CPA”) with Continental which modified our previously existing agreement with Continental (the “Original Continental CPA”).  The Amended Continental CPA, which became effective July 1, 2008, has a seven-year term that is scheduled to expire on June 30, 2015.  Under the Amended Continental CPA, Continental compensates us at a pre-determined rate based on block hours flown and reimburses us for various pass-through expenses, including passenger liability insurance, hull insurance, war risk insurance, landing fees and substantially all regional jet engine maintenance expenses under current long-term third-party contracts with no margin or mark-up.  Under the Amended Continental CPA, Continental is directly responsible for the cost of providing fuel and paying aircraft rent for all flights operated as Continental Express; therefore, these items are not included in our Consolidated Statements of Operations for periods subsequent to July 1, 2008.  The fixed block hour rates are considerably lower than the rates under the Original Continental CPA and are subject to annual escalations tied to a consumer price index (“CPI”) (capped at 3.5%) on each anniversary date, July 1.  The CPI escalation used for the July 1, 2010 and 2009 rate adjustments were 0.76% and 1.94%, respectively.

            Pursuant to the terms of the first and second amendments to the Amended Continental CPA, beginning in July 2009 and throughout the remainder of the term of the Amended Continental CPA, if Continental increases utilization of our aircraft above a pre-determined threshold, then Continental will be entitled to receive a discount on the block hour rates; provided that the aggregate discount received by Continental shall not exceed $10 million.  For the three and six months ended June 30, 2010, there were increases in utilization of our aircraft above the pre-determined threshold for such periods that resulted in Continental receiving discounts in the amount of $1.4 million and $2.7 million, respectively.  To date, Continental has received discounts totaling $3.9 million for increases in utilization of our aircraft above the pre-determined threshold; therefore, $6.1 million of the obligation remains.

            In December 2009, we entered into the third amendment to the Amended Continental CPA pursuant to which, among other things, we agreed to sublease eight aircraft from Continental in order to meet our aircraft requirements under our capacity purchase agreement with United (the “United Express Agreement”).  These aircraft were previously operated as Continental Express under the Amended Continental CPA.

            United Express Agreement.  In February 2010, we announced the execution of the United Express Agreement, which had an effective date retroactive to December 1, 2009.  The United Express Agreement has an initial term expiring on April 30, 2012 for 11 aircraft and on April 30, 2013 for the remaining 11 aircraft, and contains a renewal option, at United’s election, for additional periods up to a total term of five years.  Under this arrangement, United must notify ExpressJet of its intention to renew each group of aircraft not less than six months prior to the end of the term for such aircraft.

            In addition, in February 2010, we entered into the First Amendment to the United Express Agreement with United, which provided that we would fly up to 10 additional aircraft for United in the current ExpressJet livery from May 2010 through December 2010.  On August 11, 2010, we entered into the Second Amendment to the United Express Agreement with United, which amended and replaced the First Amendment to the United Express Agreement in its entirety. Pursuant to the terms of the Second Amendment, we extended through April 4, 2011 the term of the 10 additional aircraft that we are flying for United pursuant to the First Amendment. We will also operate two additional aircraft for United beginning December 16, 2010 through April 4, 2011. The Second Amendment does not contain a specific renewal option for these twelve aircraft.  As of June 30, 2010, we operated a total of 32 aircraft as United Express for United.

            Under the terms of the United Express Agreement, United is responsible for scheduling, marketing, pricing and revenue management of the aircraft and collecting all passenger revenues and Airlines' operates, maintains and subleases the aircraft.

            We receive payments under the United Express Agreement at a pre-determined rate based on block hours and departures flown at variable mark-up rates based upon Airlines’ performance, including on-time departure performance and completion percentage rates as determined within the United Express Agreement.  We are also reimbursed for various pass-through expenses, including passenger liability insurance, hull insurance, war risk insurance, landing fees and fuel.  As part of the United Express Agreement, we agreed to a temporary mark-up discount through June 2010, which resulted in an approximate $1.2 million cost savings for United.

            The United Express Agreement also provides for incentives and penalties.

            Under the United Express Agreement, we agreed to a fuel risk sharing program with United whereby our mark-up is tied to an index consisting of the gap between increases in the price of fuel and increases in United’s regional affiliate’s passenger revenue per available seat mile.

            As part of the United Express Agreement, on February 17, 2010, we issued a warrant to United for the purchase of 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock (the “United Warrant”).  The United Warrant contains certain restrictions preventing sale, transfer or other disposition. The United Warrant terminates and becomes void upon execution or early termination of the United Express Agreement; provided that, the United Express Agreement is not terminated due to any material default or breach by ExpressJet at which point the United Warrant shall not terminate or become void and shall continue in full force and effect until April 30, 2013.

            Per guidance contained in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-50, Customer Payments and Incentives, (“Topic 605-50”), we characterized the issuance of the United Warrant as a sales incentive to United, and we are amortizing the measured cost as a reduction of revenue over the initial term of the United Express Agreement utilizing an option pricing model.  We estimated that the fair value of the United Warrant was $11.4 million on February 17, 2010, the measurement date.  As such, we recorded a deferred sales incentive of $11.4 million representing the future discount to passenger revenue that will be recognized over the initial term of the United Express Agreement.  During the three and six months ended June 30, 2010, we recognized $1.0 million and $1.9 million, respectively, of the deferred sales incentive as a reduction to passenger revenue.  As of June 30, 2010, the balance of the deferred sales incentive was $9.5 million, of which $4.1 million is current.  The United Warrant is fully vested and non-forfeitable and United has no future performance commitment with respect to the United Warrant.  As of the date of this filing, United has not exercised its rights under the United Express Warrant.

Note 3 – Impairment of Fixed Assets

            In accordance with ASC Subtopic 360-10, “Overall – Impairment or Disposal of Long-Lived Assets” we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value.  As a result of our impairment test, we concluded the carrying value of certain of our aircraft leasehold improvements related to our contract flying segment were no longer recoverable.  Consequently, during the quarter ended June 30, 2010, we recorded impairment charges of $3.1 million to write these long-lived assets down to their estimated fair values.  Fair values were determined based on estimated future cash flows which were considered nominal. No portion of the impairment charge will result in future cash expenditures.  All other long-lived assets for our reportable segments were tested for impairment but were concluded to be recoverable.

            The above costs are reflected in the line “Impairment of fixed assets” on our Condensed Consolidated Statements of Operations.

Note 4 – Segment Reporting

            The following discussion is based on our two reportable segments, Contract Flying and Aviation Services, as they were structured for the three and six month periods ended June 30, 2010.

            A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., non-airport facility rentals, outside services and general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are viewed by our chief operating decision makers.  Consequently, the unaudited tables below present (in thousands) our operating revenues, including inter-segment revenues, and segment profit generated per reportable segment for the three and six months ended June 30, 2010 and 2009.  We also included our reconciliation of the consolidated operating revenue to consolidated loss before income taxes and of our total assets for the three and six months ended and as of June 30, 2010 and 2009.

	Contract Flying	Aviation Services	Eliminations	Consolidated

Three Months Ended June 30, 2010:
Revenue from customers	$197,515	$11,071	$(1,546)	$207,040
Direct segment expenses	178,236	8,356	(1,546)	185,046

Segment profit	$19,279	$2,715	$—	$21,994
Other shared expenses (1)				(27,673)
Impairment of fixed assets	(3,075)			(3,075)
Non-operating expense				(2,263)

Consolidated loss before income taxes				$(11,017)

Six Months Ended June 30, 2010:
Revenue from customers	$378,084	$22,448	$(4,211)	$396,321
Direct segment expenses	349,444	16,416	(4,211)	361,649

Segment profit	$28,640	$6,032	$—	$34,672
Other shared expenses (2)				(54,825)
Impairment of fixed assets	(3,075)			(3,075)
Non-operating expense				(7,411)

Consolidated loss before income taxes				$(30,639)

Assets as of June 30, 2010
Segment assets	$159,727	$14,080	$—	$173,807
Other shared assets (3)				166,309

Total consolidated assets				$340,116

(1)

The major components of other shared expenses for the three months ended June 30, 2010 are general and administrative labor and related expenses – $11.6 million; other general and administrative expenses – $10.3 million; outside services – $5.4 million; and non-airport rentals – $0.4 million.

(2)

The major components of other shared expenses for the six months ended June 30, 2010 are general and administrative labor and related expenses – $23.5 million; other general and administrative expenses – $20.7 million; outside services – $9.7 million; and non-airport rentals – $0.9 million.

(3)	Other shared assets include assets that are interchangeable between segments.

	Contract Flying	Aviation Services	Eliminations	Consolidated

Three months ended June 30, 2009:
Revenue from customers	$162,208	$10,238	$(1,858)	$170,588
Direct segment expenses	146,339	6,622	(1,858)	151,103

Segment profit	$15,869	$3,616	$—	$19,485
Other shared expenses (1)				(30,366)
Non-operating expense				(3,293)

Consolidated loss before income taxes				$(14,174)

Six months ended June 30, 2009:
Revenue from customers	$323,219	$21,414	$(4,336)	$340,297
Direct segment expenses	290,983	13,125	(4,336)	299,772

Segment profit	$32,236	$8,289	$—	$40,525
Other shared expenses (2)				(62,422)
Non-operating expense				(6,154)

Consolidated loss before income taxes				$(28,051)

Assets as of June 30, 2009
Segment assets	$178,657	$22,673	$—	$201,330
Other shared assets (3)				160,743

Total consolidated assets				$362,073

(1)

The major components of other shared expenses for the three months ended June 30, 2009 are general and administrative labor and related expenses – $12.1 million; other general and administrative expenses – $12.2 million; outside services – $5.2 million; and non-airport rentals – $0.9 million.

(2)

The major components of other shared expenses for the six months ended June 30, 2009 are general and administrative labor and related expenses – $24.3 million; other general and administrative expenses – $24.7 million; outside services – $11.3 million; and non-airport rentals – $2.1 million.

(3)	Other shared assets include assets that are interchangeable between segments.

Note 5 – Fair Value Measurements

            As of June 30, 2010, we had short-term investments in ARS valued at $1.0 million.  Our ARS are classified as available-for-sale securities and are reflected at fair value.  For a detailed discussion of our ARS, refer to our 2009 10-K.

            The fair value of our $1.1 million ARS portfolio, as calculated using a discounted cash flow valuation model under accounting guidance on fair value measurements as of June 30, 2010 was $1.0 million, which represents a $0.2 million recovery of fair value from March 31, 2010.  Such recovery of fair value was recorded to other comprehensive income during the six months ended June 30, 2010.

            As of June 30, 2010, we continue to earn interest at a weighted average rate of 0.6% on our remaining ARS, the rates of which are reset every 7 or 28 days, depending on the terms of the particular instrument.

            During the quarter ended June 30, 2010, we sold $10.0 million of our ARS in two separate transactions for $8.7 million, resulting in $0.7 million in gains on the sales.

            Subsequent to June 30, 2010, we entered into a settlement agreement related to our ongoing ARS litigation.  This settlement relates to our remaining ARS having a par value of approximately $1.1 million and a carrying value of $1.0 million at June 30, 2010, which was sold for 90% of par value.

            Assets that we measure at fair value on a recurring basis are shown below (in thousands):

	As of June 30, 2010 Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Cash equivalents	$80,976	$80,976	$—	$—
Short-term investments	968	—	—	968

Total	$81,944	$80,976	$—	$968

            The following table presents our ARS, which were measured at fair value on a recurring basis using a discounted cash flow model and significant unobservable inputs (Level 3) as defined in FASB’s ASC Topic 820 Fair Value Measurements and Disclosures (“ASC Topic 820”), for the three months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,

	2010	2009

Beginning Balance Short-Term Investments	$9,082	$41,369
Proceeds from Sales	—	(3,631)
Gross realized gains on sales	—	482
Temporary (declines) recoveries in Market Value (included in other comprehensive income)	48	(628)

Balance Short-Term Investments at March 31	$9,130	$37,592
Proceeds from Sales	(8,700)	—
Gross realized gains on sales	700	—
Temporary (declines) recoveries in Market Value (included in other comprehensive income)	(162)	957

Ending Balance Short-Term Investments at June 30	968	38,549

            We determine the cost basis for our ARS sold using the specific identification method.

            In March 2009, we entered into and drew down fully a $5.0 million revolving line of credit (the “Citigroup Credit Facility”) with Citigroup Global Markets Inc. (“Citigroup”)to increase our liquidity.  The Citigroup Credit Facility, which had a five year term and was pre-payable at any time at our election, was secured by $10 million of our ARS holdings that were purchased from Citigroup.  Since the credit facility was secured by a portion of our ARS holdings, we classified the liability as current on our Consolidated Balance Sheet.  During the quarter ended June 30, 2010, we sold $10.0 million of the secured ARS that were purchased from Citigroup and repaid the entire $5.0 million of the Citigroup Credit Facility.

Note 6 –– Long-term Debt

            As of June 30, 2010 and December 31, 2009, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

	(Unaudited)
Current Debt:
Current maturities of EDC Loans	$3,459	$3,459
Current portion of 11.25% Convertible Secured Notes due 2023, net of discount of $1,908 and $0, respectively	8,092	—
Citigroup Credit Facility	—	5,000
Long-term Debt:
EDC Loans	659	2,389
11.25% Convertible Secured Notes due 2023, net of discount of $6,404 and $13,534, respectively	27,157	38,577

	$39,367	$49,425

            Other than the 11.25% Convertible Secured Notes due 2023, we do not have any material long-term borrowings or available lines of credit.  Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we granted a security interest, with a pro-rata portion (based on the portion that the remaining notes represent of the total convertible notes that were issued) of assets with an appraised value of approximately $173.2 million, including approximately $79.4 million in spare parts and $93.8 million of spare engines.  We agreed that we will not as of any fiscal year end permit the aggregate outstanding principal amount of the notes divided by the fair market value of the pledged collateral to be greater than certain percentages.  If such collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.  If such collateral ratios are less than the required percentages, we are permitted to request a release of the security interest granted under the amended indenture on excess spare parts, spare aircraft engines and / or cash and cash equivalents.  In December 2009, the trustee under the amended indenture granted our request for the release of the security interest on approximately $39.9 million in spare parts and $58.6 million of spare engines.  Pursuant to the terms of the amended indenture, we are required to deliver a certificate to the trustee from a third-party appraiser dated no later than 15 business days after January 1 of each year certifying the value of the pledged collateral for the remaining balance of the notes as of January 1 or such later date.  We delivered a certificate from our independent appraiser in January 2010 indicating that the appraised value of the spare parts that remain subject to the lien and security interest following the foregoing release was $39.5 million and the fair value of the spare engines that remain subject to the lien and security interest following the foregoing release was $35.3 million.  Based on the principal amount of notes remaining outstanding as of June 30, 2010, the pledged collateral required under the 11.25% Convertible Secured Notes due 2023 is approximately $32.8 million of spare parts and $28.8 million of spare engines.

            During the six months ended June 30, 2010, we repurchased $8.6 million par value (book value of $6.6 million) of our 11.25% Convertible Secured Notes due 2023 for $8.3 million, resulting in a net realized loss of $1.7 million.  During the six months ended June 30, 2009, we repurchased $1.9 million par value (book value of $1.2 million) of our 11.25% Convertible Secured Notes due 2023 for $1.3 million, resulting in a net realized loss of $0.1 million. We estimated the fair value of our bond repurchases based on an average of market trading activity for the convertible notes on the date of repurchase.  Subsequent to these repurchases, our interest expense, calculated using the effective interest method, related to the debt discount will be $3.5 million for the remainder of 2010 and $4.8 million for the seven months ending July 31, 2011.

            Subsequent to June 30, 2010, we began the process to redeem $10.0 million of our 11.25% Convertible Secured Notes due 2023 in three separate transactions at 100% of the aggregate principal amount.  Thus, at June 30, 2010, we reflected the current portion of our debt at $8.1 million.

            The debt and unamortized discount components of our 11.25% Convertible Secured Notes due 2023 were as follows (in millions):

	June 30, 2010	December 31, 2009

	(Unaudited)
Principal amount of 11.25% Convertible Secured Notes due 2023	$43.6	$52.1
Unamortized debt discount	(8.3)	(13.5)

Net carrying amount	35.3	38.6

            At June 30, 2010, the unamortized discount had a remaining recognition period of approximately 13 months.

            The effective interest rate for the 11.25% Convertible Secured Notes due 2023 for each of the three months ended June 30, 2010 and 2009, was approximately 34% when factoring in the impact of the bond discount amortization.

            We estimated the fair values of our $43.6 million and $52.1 million (carrying value) 11.25% Convertible Secured Notes due 2023 to be $41.8 million and $50.3 million as of June 30, 2010 and December 31, 2009, respectively, based upon actual quoted market prices-which are Level 2 fair value measurements under ASC Topic 820.  For a detailed background of our convertible notes, refer to our 2009 10-K.

            The following table presents the changes in the carrying value of our 11.25% Convertible Secured Notes due 2023 (in millions):

	Six Months Ended June 30,

	2010	2009

	(Unaudited)	(Unaudited)
Beginning Balance in convertible notes, net	$38.6	$39.7
Repurchases	(6.6)	(1.2)
Amortization of debt discount	3.3	1.7

Ending Balance in convertible notes, net	$35.3	$40.2

            We are also party to a series of secured loan agreements with Export Development Canada (“EDC”), which consist of a $10.7 million loan entered into in May 2003 and a $6.6 million loan entered into in September 2003 (the “EDC Loans”).  The EDC Loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  Each of the EDC Loans has a term of 96 months and each contains customary representations, warranties and covenants.  Additionally, Continental is the guarantor of the EDC Loans, and a default under the guarantee would cause an acceleration of the loans.  During the six months ended June 30, 2010, we made payments in the amount of $1.8 million on the EDC Loans, which primarily related to principal.  As of June 30, 2010, the outstanding principal balance of the EDC Loans was $4.1 million.

            Other than our 11.25% Convertible Secured Notes due 2023 and the EDC Loans, we do not have any other material borrowings or available lines of credit.

            The following Condensed Consolidated Balance Sheets, Results of Operations and Cash Flows present separately the financial position of the parent issuer, Holdings, the subsidiary guarantor, Airlines, and all other non-guarantor subsidiaries of Holdings on a combined basis.

	Condensed Consolidated Balance Sheet June 30, 2010 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$152,873	$4,375	$—	$157,248
Property and equipment, net	102	165,202	8,503	—	173,807
Other assets	1,253	7,808	—	—	9,061

Total assets	$1,355	$325,883	$12,878	$—	$340,116

Current liabilities	10,145	98,836	1,264	—	110,245
Intercompany payables (receivables)	(337,136)	341,296	(4,160)	—	—
Long-term debt	27,157	659	—	—	27,816
Other liabilities	—	30,545	1	—	30,546
Stockholders’ equity	301,189	(145,453)	15,773	—	171,509

Total liabilities and stockholders’ equity	$1,355	$325,883	$12,878	$—	$340,116

	Condensed Consolidated Balance Sheet December 31, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$164,019	$5,115	$—	$169,134
Property and equipment, net	104	179,274	8,738	—	188,116
Other assets	1,636	1,572	2,064	(2,064)	3,208

Total assets	$1,740	$344,865	$15,917	$(2,064)	$360,458

Current liabilities	2,456	92,834	1,571	—	96,861
Intercompany payables (receivables)	(344,516)	345,713	(1,197)	—	—
Long-term debt	38,577	2,389	—	—	40,966
Other liabilities	3,840	24,725	—	(2,064)	26,501
Stockholders’ equity	301,383	(120,796)	15,543	—	196,130

Total liabilities and stockholders’ equity	$1,740	$344,865	$15,917	$(2,064)	$360,458

	Condensed Consolidated Results of Operations Three Months Ended June 30, 2010 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$205,162	$3,424	$(1,546)	$207,040
Operating expenses	(2)	213,878	3,464	(1,546)	215,794

Operating income (loss)	2	(8,716)	(40)	—	(8,754)

Non-operating income (expense)	1,524	(3,734)	(53)	—	(2,263)

Income (loss) before income taxes	1,526	(12,450)	(93)	—	(11,017)
Income tax benefit	—	(7,582)	—	—	(7,582)

Net income (loss)	$1,526	$(20,032)	$(93)	$—	$(18,599)

	Condensed Consolidated Results of Operations Six Months Ended June 30, 2010 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$393,182	$7,350	$(4,211)	$396,321
Operating expenses	(1)	416,609	7,152	(4,211)	419,549

Operating income (loss)	1	(23,427)	198	—	(23,228)

Non-operating income (expense)	950	(8,392)	31	—	(7,411)

Income (loss) before income taxes	951	(31,819)	229	—	(30,639)
Income tax benefit	—	(4,090)	—	—	(4,090)

Net income (loss)	$951	$(35,909)	$229	$—	$(34,729)

	Condensed Consolidating Results of Operations Three Months Ended June 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$169,358	$3,088	$(1,858)	$170,588
Operating expenses	(12)	179,601	3,738	(1,858)	181,469

Operating income (loss)	12	(10,243)	(650)	—	(10,881)

Non-operating income (expense)	(5,563)	(5,726)	1,532	6,464	(3,293)

Income (loss) before income taxes	(5,551)	(15,969)	882	6,464	(14,174)
Income tax benefit (expense)	—	1,077	—	—	1,077

Net income (loss)	$(5,551)	$(14,892)	$882	$6,464	$(13,097)

	Condensed Consolidating Results of Operations Six Months Ended June 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$336,851	$7,782	$(4,336)	$340,297
Operating expenses	14	358,717	7,799	(4,336)	362,194

Operating income (loss)	(14)	(21,866)	(17)	—	(21,897)

Non-operating income (expense)	(3,616)	(10,279)	1,277	6,464	(6,154)

Income (loss) before income taxes	(3,630)	(32,145)	1,260	6,464	(28,051)
Income tax benefit (expense)	—	3,550	—	—	3,550

Net income (loss)	$(3,630)	$(28,595)	$1,260	$6,464	$(24,501)

	Condensed Consolidated Cash Flows Six Months Ended June 30, 2010 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$18,464	$(667)	$544	$18,341
Investing activities	—	4,508	—	—	4,508
Financing activities	—	(16,938)	544	(544)	(16,938)

Net decrease in cash	—	6,034	(123)	—	5,911
Cash at the beginning of the period	—	80,678	302	—	80,980

Cash at the end of the period	$—	$86,712	$179	$—	$86,891

	Condensed Consolidating Cash Flows Six Months Ended June 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(2,382)	$(6,112)	$—	$(8,494)
Investing activities	—	2,644	5,442	176	8,262
Financing activities	—	(113)	175	(176)	(114)

Net increase (decrease) in cash	—	149	(495)	—	(346)
Cash at the beginning of the period	—	56,672	856	—	57,528

Cash at the end of the period	$—	$56,821	$361	$—	$57,182

Note 7 –– Income Taxes

            At the end of 2009, Holdings recorded the impact of an observed potential change in ownership limitation under Section 382 of the Internal Revenue Code. Consequently, we adjusted certain deferred tax assets to their net realizable values as of December 31, 2009.  The offset was recorded as a reduction to the valuation allowance of our deferred tax assets and liabilities. During the first and second quarter of 2010 we continued to analyze newly available information and determined the estimated date of ownership change occurred in the first quarter of 2010. As a result, we further adjusted certain deferred tax assets to their net realizable values as of June 30, 2010.

            In late 2009, the Federal government passed the "Worker, Homeownership, and Business Assistance Act of 2009," which allowed taxpayers to elect to carry back either their 2008 or 2009 net operating loss for a period of up to five years. Holdings elected to carry back its 2008 net operating loss and recover a portion of federal regular and alternative minimum taxes paid in prior years.  Holdings filed a carryback claim with the Internal Revenue Service and received a $16.5 million refund in March 2010 and in the process fully exhausted any benefit available to us under the Act.

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

            We account for income taxes in accordance with ASC Topic 740 “Income Taxes” (“Topic 740”) which clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  We classify interest and penalties on tax deficiencies as charges to income tax expense.  As of June 30, 2010 and December 31, 2009, there were no material unrecognized tax benefits or associated accrued interest and penalties under Topic 740.  The calendar tax years 2003 through 2008 remain subject to examination by the Internal Revenue Service.  The Company’s state returns are also open to examination, as they are still within the applicable review periods.

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

            The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Numerator:
Net loss	$(18,599)	$(13,097)	$(34,729)	$(24,501)
Income impact of assumed conversion of convertible debt	—	—	—	—
Income impact from recognition of deferred sales incentive	—	—	—	—

	$(18,599)	$(13,097)	$(34,729)	$(24,501)

Denominator:
Weighted average common shares outstanding	18,867	14,885	18,115	15,952
Effect of stock options and restricted stock outstanding	—	—	—	—
Assumed conversion of convertible debt	—	—	—	—

	18,867	14,885	18,115	15,952

Basic & diluted loss per common share	$(0.99)	$(0.88)	$(1.92)	$(1.54)

            For the three and six months ended June 30, 2010, we included 2.7 million shares of common stock in our weighted average common shares outstanding for purposes of calculating Basic EPS and Diluted EPS, as the nominal exercise price of the United Warrant results in the assumption that eventual exercise is assured.

            We excluded 1.3 million shares of restricted stock from the weighted average shares used in computing Basic EPS and Diluted EPS for the three and six months ended June 30, 2010 and 0.8 million shares of restricted stock from the weighted average shares used in computing Basic EPS and Diluted EPS for the three and six months ended June 30, 2009, as these shares were not vested as of these dates.

            Weighted average common shares outstanding for the Diluted EPS calculation also include the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 0.2 million shares of our common stock for the three and six months ended June 30, 2010, and 0.4 million shares of our common stock for the three and six months ended June 30, 2009, as these options’ exercise prices were greater than the average market price of the common shares for the respective periods; and

•

0.2 million shares of common stock equivalents for the assumed conversion of convertible debt for the three and six months ended June 30, 2010 in addition to 0.3 million shares of common stock equivalents for the assumed conversion of convertible debt for the three and six months ended June 30, 2009.

Note 9 –– Commitments and Contingencies

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

            Legal Proceedings.  Subsequent to June 30, 2010, we entered into a settlement agreement related to our ongoing ARS litigation.  This settlement relates to our remaining ARS having a par value of approximately $1.1 million and a carrying value of $1.0 million at June 30, 2010, which was sold for 90% of par value.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            This quarterly report on Form 10-Q contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations or intentions regarding future events.  All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  For examples of such risks and uncertainties, please see the “Risk Factors” sections in our Form 10-K for the fiscal year ended December 31, 2009, as well as in this report, and in our reports and proxy statements filed from time to time with the SEC, which identify important matters such as risks related to the acquisition of ExpressJet by SkyWest, Inc.; our operations for Continental Airlines, Inc. (“Continental”) as Continental Express, pursuant our amended capacity purchase agreement effective July 1, 2008 (the “Amended Continental CPA”); our operations for United Air Lines, Inc. (“United”) as United Express pursuant to a capacity purchase agreement effective December 1, 2009 (the “United Express Agreement”); our charter operation and other aviation services businesses; our covenants under the indenture governing our convertible notes; rising costs, open labor contracts for certain of our work groups, the uncertainties of an economic recovery and the highly competitive nature of the airline industry; and regulations and other factors.  We undertake no duty to update or revise any of our forward-looking statements, whether as a result of new information, future events or otherwise.

            Our website address is www.expressjet.com.  All of our SEC filings, together with exhibits, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

SkyWest, Inc. Acquisition Proposal

            We signed a definitive merger agreement with SkyWest, Inc. whereby SkyWest, Inc. will acquire all of the outstanding common shares of ExpressJet Holdings, Inc. (“Holdings”) for $6.75 per share in cash subject to the conditions of the definitive merger agreement dated August 3, 2010 (the “Acquisition”).  SkyWest, Inc. advised that its intention is that ExpressJet Airlines will be merged with its wholly-owned subsidiary, Atlantic Southeast Airlines following the closing of the transaction and receipt of all required regulatory approvals.

            It is anticipated that the combined airline will maintain significant operational presence in each of the hubs we currently serve, including Continental’s current hubs in Houston, Newark/New York and Cleveland, as well as hubs in Chicago O’Hare and Washington Dulles for United.  This transaction is not expected to result in material changes to operating schedules, destinations served or aircraft deployment of either airline.  In addition, it is expected that the vast majority of front-line employee positions will not be impacted by the Acquisition.

            The Boards of Directors of both companies unanimously approved the definitive merger agreement.  The transaction is not subject to a financing condition, but is subject to approval by ExpressJet stockholders and to receipt of certain regulatory approvals and customary conditions.  The transaction is currently expected to close during the fourth quarter of 2010.

            It is anticipated that the combined airline will maintain an operational support structure in Houston, Texas, while corporate headquarters will be located in Atlanta, Georgia.

            Second Quarter Financial Highlights

•	Generated $7.6 million in positive cash flow from operations;
•	developed and announced the Operation: Green Light Plan (“Operation: Green Light”);
•	monetized $10 million in auction rate securities; and
•	repaid the remaining $5 million on the outstanding credit facility provided by Citigroup related to our auction rate securities.

            Subsequent to the end of the second quarter, we also successfully executed steps to improve our balance sheet, including a settlement related to the remaining balance of our auction rate securities portfolio and the first redemption of our 11.25% Convertible Secured Notes due 2023.  During July 2010, we entered into a settlement agreement related to our ongoing auction rate securities litigation.  This settlement relates to our remaining auction rate securities having a par value of approximately $1.1 million and a carrying value of $1.0 million at June 30, 2010, which was sold for 90% of par value.

            We also continue to focus on the balance sheet through the redemption of our 11.25% Convertible Secured Notes due 2023.  The first redemption, which took place on July 9, 2010, resulted in the redemption of $3.2 million in principal of our 11.25% Convertible Secured Notes due 2023.  The shortfall of $1.8 million from the announced $5.0 million principal amount redemption was due to an administrative error made by the Company’s agent on the original note redemption.  To correct this error, we delivered notice to the trustee of our intention to redeem an additional $1.8 million in principal of our 11.25% Convertible Secured Notes due 2023 on August 23, 2010.  The administrative error will not have a financial impact on us.

            We also successfully completed the redemption of an additional $5.0 million in principal of our 11.25% Convertible Secured Notes due 2023 on August 2, 2010.  After completing these redemptions, we will have redeemed a total of $10 million of our 11.25% Convertible Secured Notes due 2023 and our remaining balance on the notes will be $33.6 million.  This balance represents the par value due to noteholders when the notes become due August 1, 2023 and a 43% reduction in these notes versus June 30, 2009.  The early redemption of our 11.25% Convertible Secured Notes due 2023 will save us approximately $1.1 million annually in interest expense.

            After these redemptions, the remaining balance in our securities repurchase program will be $11.8 million.  We expect any future purchases of securities under the securities repurchase program to be made periodically in the open market or in privately negotiated transactions.

Second Quarter Operational Highlights

•	Experienced a 17.6% increase in utilization year-over-year;
•	increased the number of aircraft flying for United by 16 during the quarter for a total of 32 aircraft;
•	opened a new Chicago O’Hare crew base and transitioned over 450 crewmembers for United flying during May; and
•	recovered the operation after cancelling over 2,000 flights for severe weather.

Outlook

            While the Acquisition is pending, we will maintain control over our operational and business decisions.  During this period, we will continue to focus on these main areas:  contract flying for mainline partners; charter agreements and ad-hoc charter arrangements for customers seeking customizable travel solutions (corporate aviation) and aviation services.  We anticipate that our reported results will closely follow the general trends of the aviation industry.

            During the second quarter 2010, we flew more hours for our partners – a 19.8% increase in block hours – as more people began to travel and the economy continued its recovery.  The second and third quarters are traditionally the busiest two quarters of the year for travel.  Accordingly, we expect our utilization at approximately 8 hours 53 minutes during third quarter 2010.

            As utilization increased during second quarter 2010, variable costs associated directly with operating the aircraft increased proportionately with the increase in block hours.  We also achieved labor productivity gains within our maintenance and dispatch organizations.  We hope to extend the productivity gains to our pilot and flight attendant groups during third quarter 2010, as a result of the new United crew base in Chicago O’Hare that opened May 1, 2010.

            We also made measured progress on our Operation: Green Light during the second quarter of 2010.  Operation: Green Light, which we announced on June 7, 2010, is a multi-phase plan which we expect will allow us to save up to $40 million in run-rate cost savings by 2012.  As we work to close the Acquisition, we will continue to pursue cost-savings opportunities under Operation: Green Light.

            Subsequent to the close of the second quarter, the Federal government passed the Airline Safety and Federal Aviation Administration Extension Act of 2010 (the “Act”).  The Act contained provisions for flight crewmember screening and qualifications as well as requirements for safety management systems.  We currently don’t expect the passage of the Act to have a material impact on our operation as we already meet or exceed the criteria.

            As we are able to reduce costs and operate at increased block hours, we expect that we will generate positive cash flowsfor the remainder of 2010.  During this same period, we expect to generate a loss on a net income level despite generating positive cash flows for the full-year 2010.

            As of June 30, 2010, our available liquidity (including restricted and unrestricted cash and our auction rate securities holdings) was $108.2 million.  We will continue to focus on improving our balance sheet through generating cash flow from operations and making repurchases under our approved securities repurchase program.

            We believe that our existing liquidity together with projected 2010 cash flows will be sufficient to fund current operations and our financial obligations through the twelve months ending June 30, 2011.  However, as noted above, factors outside our control may dictate that we alter our current plans and expectations.

Operations Review

            The following discussion provides an analysis of our results of operations and reasons for any material changes for the periods indicated.

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Operating Revenue and Segment Profit

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit from the three months ended June 30, 2010 to the three months ended June 30, 2009.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 244 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  We believe that the presentation of our consolidated shared costs and transition costs is consistent with the manner in which these expenses are viewed by our chief operating decision makers.  However, we continue to monitor the shared costs to identify direct segment expenses.

	Three Months Ended June 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase/ (Decrease)	Change %

Revenue from customers:
Contract Flying	$197,515	95.4%	$162,208	95.1%	$35,307	21.8%
Aviation Services	11,071	5.3	10,238	6.0	833	8.1
Eliminations	(1,546)	(0.7)	(1,858)	(1.1)	312	16.8
Total revenue from customers	207,040	100.0	170,588	100.0	36,452	21.4
Direct segment costs:
Contract Flying	178,236	86.1	146,339	85.8	31,897	21.8
Aviation Services	8,356	4.0	6,622	3.9	1,734	26.2
Eliminations	(1,546)	(0.7)	(1,858)	(1.1)	312	16.8
Total direct segment costs	185,046	89.4	151,103	88.6	33,943	22.5
Segment profit	21,994	10.6	19,485	11.4	2,509	12.9
Other shared expenses	(27,673)		(30,366)
Impairment of fixed assets	(3,075)		—
Non-operating expenses, net	(2,263)		(3,293)

Consolidated loss before income taxes	$(11,017)		$(14,174)

            The table below (in thousands, except percentage data) sets forth the segment profit for the three months ended June 30, 2010 and for the three months ended June 30, 2009 for each segment.

	Contract Flying		Aviation Services

	2010	Total Revenue %	2010	Total Revenue %

Revenue from customers	$197,515	100.0%	$11,071	100.0%
Direct segment costs	178,236	90.2	8,356	75.5

Segment profit	$19,279	9.8	$2,715	24.5%

	Contract Flying		Aviation Services

	2009	Total Revenue %	2009	Total Revenue %

Revenue from customers	$162,208	100.0%	$10,238	100.0%
Direct segment costs	146,339	90.2	6,622	64.7

Segment profit	$15,869	9.8%	$3,616	35.3%

            Contract Flying. The increase in revenue and direct segment costs within our Contract Flying segment is attributable primarily to the increased block hours with the addition of flying under the United Express Agreement and higher aircraft utilization within the Amended Continental CPA.  The overall segment profit margin is consistent quarter over quarter.

            Aviation Services.   The reduction in the segment profit margin within our Aviation Services segment from 35.3% to 24.5% is due to increased labor rates and fringe benefit costs and our transition to new contracts in our ground handling business with Continental.

Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the three months ended June 30, 2010 to the three months ended June 30, 2009.

	Three Months Ended June 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries, and related costs	$91,571	44.2%	$79,619	46.7%	$11,952	15.0%
Maintenance, materials and repairs	48,737	23.5	40,703	23.9	8,034	19.7
Other rentals and landing fees	20,049	9.7	16,230	9.5	3,819	23.5
Aircraft fuel and related taxes	11,764	5.7	2,399	1.4	9,365	nm
Depreciation and amortization	6,591	3.2	7,721	4.5	(1,130)	(14.6)
Aircraft rentals	6,774	3.3	5,472	3.2	1,302	23.8
Outside services	4,769	2.3	6,132	3.6	(1,363)	(22.2)
Ground handling	1,570	0.8	2,496	1.5	(926)	(37.1)
Impairment of fixed assets	3,075	1.5	—	nm	3,075	nm
Other operating expenses	20,894	10.1	20,697	12.1	197	1.0

Total operating expenses	$215,794	104.2%	$181,469	106.4%	$34,325	18.9%

            Wages, salaries & related costs increased 15.0% due to our 17.6% increase in block hours quarter over quarter offset slightly by productivity gains in certain of our work groups.

            Maintenance, materials and repairs increased 19.7% primarily due to our 17.6% increase in block hours combined with the impact of scheduled rate increases in many of our long-term maintenance contracts and increased scope of repairs as our aircraft age.

            Other rentals and landing fees increased 23.5% quarter over quarter in line with the 23.4% increase in departures within our Continental Express and United Express operations.

            Aircraft Fuel and related taxes increased $9.4 million due to the increased volume attributable to the United Express Agreement. Fuel and related taxes are reimbursed by United.

            Aircraft rentals  increased 23.8% due to our subleasing eight aircraft from Continental starting in December 2009 that were previously operated as Continental Express under the Amended Continental CPA and for which we were not recognizing aircraft rental expense in our condensed consolidated financial statements.  The last of the eight aircraft transitioned in April 2010.

            Outside services  decreased 22.2% primarily due to a $1.6 million credit from the Transportation Security Administration received in second quarter 2010 for passenger screening charges incurred in prior periods.

            Impairment of fixed assets of $3.1 million represents the impairment charge for certain aircraft leasehold improvements the carrying values of which were no longer recoverable as of June 30, 2010.  No such charge was incurred during the three months ended June 30, 2009.

Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the three months ended June 30, 2010 to the three months ended June 30, 2009.

	Three Months Ended June 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase / (Decrease)	Change %

Gain on sale of short-term investments, net	$700	0.3%	$—	—%	700	nm %
Amortization of debt discount	(1,538)	(0.7)	(1,523)	(0.9)	(15)	(1.0)
Interest expense, net of capitalized interest	(1,443)	(0.7)	(2,043)	(1.2)	600	29.4
Interest income	55	0.0	289	0.2	(234)	(81.0)
Other, net	(37)	(0.0)	(16)	0.0	(21)	nm

Total non-operating expenses	$(2,263)	(1.1%)	$(3,293)	(1.9%)	$1,030	31.3%

            Total non-operating expenses decreased primarily due to the gains realized from sales of our auction rate securities (“ARS”) during the three months ended June 30, 2010.  In addition, we saw a reduction in interest expense due to repurchases of our 11.25% Convertible Secured Notes due 2023, offset partially by a decline in interest income.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Operating Revenue and Segment Profit

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit from the six months ended June 30, 2010 to the six months ended June 30, 2009.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for non-airport facility rentals, outside services and general and administrative expenses) in order to support our entire fleet of 244 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  We believe that the presentation of our consolidated shared costs and transition costs is consistent with the manner in which these expenses are viewed by our chief operating decision makers.  However, we continue to monitor the shared costs to identify direct segment expenses.

	Six Months Ended June 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase/ (Decrease)	Change %

Revenue from customers:
Contract Flying	$378,084	95.4%	$323,219	95.0%	$54,865	17.0%
Aviation Services	22,448	5.7	21,414	6.3	1,034	4.8
Eliminations	(4,211)	(1.1)	(4,336)	(1.3)	125	2.9
Total revenue from customers	396,321	100.0	340,297	100.0	56,024	16.5
Direct segment costs:
Contract Flying	349,444	88.2	290,983	85.5	58,461	20.1
Aviation Services	16,416	4.1	13,125	3.9	3,291	25.1
Eliminations	(4,211)	(1.1)	(4,336)	(1.3)	125	2.9
Total direct segment costs	361,649	91.3	299,772	88.1	61,877	20.6
Segment profit	34,672	8.7	40,525	11.9	(5,853)	(14.4)
Other shared expenses	(54,825)		(62,422)
Impairment of fixed assets	(3,075)		—
Non-operating expenses, net	(7,411)		(6,154)

Consolidated loss before income taxes	$(30,639)		$(28,051)

            The table below (in thousands, except percentage data) sets forth the segment profit for the six months ended June 30, 2010 and for the six months ended June 30, 2009 for each segment.

	Contract Flying		Aviation Services

	2010	Total Revenue %	2010	Total Revenue %

Revenue from customers	$378,084	100.0%	$22,448	100.0%
Direct segment costs	349,444	92.4	16,416	73.1

Segment profit	$28,640	7.6%	$6,032	26.9%

	Contract Flying		Aviation Services

	2009	Total Revenue %	2009	Total Revenue %

Revenue from customers	$323,219	100.0%	$21,414	$100.0%
Direct segment costs	290,983	90.0	13,125	61.3

Segment profit	$32,236	10.0%	$8,289	38.7%

            Contract Flying.  The increase in revenue and direct segment costs within our Contract Flying segment is due primarily to the increased block hours with the addition of flying under the United Express Agreement and higher aircraft utilization within the Amended Continental CPA.  The decline in overall segment profit margin is primarily due to certain startup costs associated with the United Express Agreement and $1.9 million in amortization of the warrant we issued to United for the purchase of 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock (the “United Warrant”) as a reduction to passenger revenue.

            Aviation Services.   The reduction in our Aviation Segment profit margin from 38.7% to 26.9% is due to increased labor rates and fringe benefit costs and our transition to new contracts in our ground handling business with Continental.

Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the six months ended June 30, 2010 to the six months ended June 30, 2009.

	Six Months Ended June 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries, and related costs	$182,765	46.1%	159,294	46.8%	$23,471	14.7%
Maintenance, materials and repairs	93,658	23.6	79,143	23.3	14,515	18.3
Other rentals and landing fees	37,549	9.5	29,124	8.6	8,425	28.9
Aircraft fuel and related taxes	20,679	5.2	5,620	1.7	15,059	nm
Depreciation and amortization	13,245	3.3	15,787	4.6	(2,542)	(16.1)
Aircraft rentals	13,207	3.3	10,944	3.2	2,263	20.7
Outside services	10,039	2.5	13,727	4.0	(3,688)	(26.9)
Ground handling	4,521	1.1	5,601	1.6	(1,080)	(19.3)
Impairment of fixed assets	3,075	0.8	—	0.0	3,075	nm
Other operating expenses	40,811	10.3	42,954	12.6	(2,143)	(5.0)

Total operating expenses	$419,549	105.9%	$362,194	106.4%	$57,355	15.8%

            Wages, salaries & related costs increased 14.7% due primarily to our 14.9% increase in block hours quarter over quarter.  In addition, we experienced higher wage and fringe rates due to the increased seniority of our workforce offset by slight productivity gains in certain work groups.

            Maintenance, materials and repairs increased 18.3% due to our 14.9% increase in block hours combined with the impact of 2010 scheduled rate increases in many of our long-term maintenance contracts and the increased scope of repairs as our aircraft age.

            Other rentals and landing fees increased 28.9% over 2009 due to a 20.6% increase in departures within our Continental Express and United Express operations in addition to a $1.3 million landing fee credit recorded in 2009.  No such credit was recorded during the same period in 2010.

            Aircraft Fuel and related taxes increased $15.1 million due to the increased volume attributable to the United Express Agreement.  These expenses are reimbursed by United.

            Aircraft rentals  increased 20.7% due to our subleasing eight aircraft from Continental starting in December 2009 that were previously operated as Continental Express under the Amended Continental CPA and for which we were not recognizing aircraft rental expense in our condensed consolidated financial statements.  The last of the eight aircraft transitioned in April 2010.

            Outside services  decreased 26.9% primarily due to a $1.6 million credit from the Transportation Security Administration received in second quarter 2010 for passenger screening charges incurred in prior periods.  In addition, we recorded a $1.7 million state and local tax settlement received April 2010.

            Impairment of fixed assets of $3.1 million represents the impairment charge for certain aircraft leasehold improvements the carrying values of which were no longer recoverable as of June 30, 2010.  No such charge was incurred during the six months ended June 30, 2009.

Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the six months ended June 30, 2010 to the six months ended June 30, 2009.

	Six Months Ended June 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase / (Decrease)	Change %

Gain on sale of short-term investments, net	$700	0.2%	$482	0.1%	$218	45.2%
Extinguishment of debt	(1,717)	(0.4)	(83)	(0.0)	(1,634)	nm
Amortization of debt discount	(3,289)	(0.8)	(1,673)	(0.5)	(1,616)	(96.6)
Interest expense, net of capitalized interest	(3,084)	(0.8)	(4,010)	(1.2)	926	23.1
Interest income	227	0.1	636	0.2	(409)	(64.3)
Equity investment loss	—	0.0	(377)	(0.1)	377	100.0
Other, net	(248)	(0.1)	(1,129)	(0.3)	881	78.0

Total non-operating expenses	$(7,411)	(1.9%)	$(6,154)	(1.8%)	$(1,257)	(20.4%)

            Total non-operating expenses increased primarily due to the higher losses recognized from repurchases of our 11.25% Convertible Secured Notes due 2023.  During the six months ended June 30, 2010, we repurchased $8.6 million par value (book value of $6.6 million) of our 11.25% Convertible Secured Notes due 2023 for $8.3 million, resulting in a net realized loss of $1.7 million compared to a net realized loss of $0.1 million from debt repurchases during the six months ended June 30, 2009.   In addition, we saw a reduction in interest expense due to recent pay downs of our 11.25% Convertible Secured Notes due 2023, offset partially by a decline in interest income.   We also incurred losses on disposal of fixed assets in the six months ended June 30, 2009, which are represented in “Other, net” in the table above.

Certain Operational Information

            The following statistical information for the periods indicated is helpful in understanding our financial results:

	For the Three Months Ended June 30,

	2010	2009	Change		%

Operating Statistics:
Revenue passenger miles (millions) (1)	2,537	2,063	474		23.0%
Available seat miles (millions) (2)	3,132	2,624	508		19.4%
Passenger load factor (3)	81.0%	78.6%	2.4	pts	3.1%
Operating cost per available seat mile (cents) (4)	6.89	6.92	(0.03)		(0.4%)
Block hours (5)	198,586	168,832	29,754		17.6%
Operating cost per block hour (dollars) (6)	1,087	1,075	12		1.1%
Departures	112,207	90,955	21,252		23.4%
Average price per gallon of fuel, including fuel taxes (dollars)	2.44	3.36	(0.92)		(27.4%)
Fuel gallons consumed (millions)	4,817	713	4,104		nm
Average length of aircraft flight (miles)	559	578	(19)		(3.3%)
Average daily utilization of each aircraft (hours) (7)	8.94	7.60	1.34		17.6%
Completion factor	98.5%	98.3%	0.2	pts	0.2%
Revenue passengers (thousands)	4,447	3,472	975		28.1%
Actual aircraft in fleet at end of period	244	244	—		nm

	For the Six Months Ended June 30,

	2010	2009	Increase / (Decrease)		% Increase / (Decrease)

Operating Statistics:
Revenue passenger miles (millions) (1)	4,629	3,796	833		21.9%
Available seat miles (millions) (2)	5,921	5,062	859		17.0%
Passenger load factor (3)	78.2%	75.0%	3.2%		4.3%
Operating cost per available seat mile (cents) (4)	7.09	7.14	(0.05)		(0.7%)
Block hours (5)	378,868	329,668	49,200		14.9%
Operating cost per block hour (dollars) (6)	1,107	1,096	11		1.0%
Departures	210,226	174,355	35,871		20.6%
Average price per gallon of fuel, including fuel taxes (dollars)	2.43	2.86	(0.43)		(15.0%)
Fuel gallons consumed (millions)	8,508	1,963	6,545		nm
Average length of aircraft flight (miles)	565	582	(17)		(2.9%)
Average daily utilization of each aircraft (hours) (7)	8.58	7.46	1.12		15.0%
Completion factor	97.4%	97.8%	(0.4	)pts	(0.4%)
Revenue passengers (thousands)	8,006	6,303	1,703		27.0%
Actual aircraft in fleet at end of period	244	244	—		nm

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)	Operating cost per available seat mile is operating costs divided by available seat miles.
(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Operating cost per block hour is operating costs divided by block hours.
(7)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft is operated.

Future Costs

            We remain committed to providing competitively priced services by controlling our costs; however, we believe that our costs are likely to increase in the future due to:

•	increases in seniority of our workforce given our recent low attrition rates;
•	changes in our self-insured fringe benefit costs;
•	requirements under our collective bargaining agreements;
•	aging of our fleet, resulting in higher aircraft maintenance costs;
•	changes in the costs of materials and outside services, including our information technology costs; and
•	changes in governmental regulations, such as costs associated with extended tarmac delays, war risk insurance, environmental legislation, or costs attributed to heightened security requirements.

            In the long term, failure to control our costs diminishes our competitiveness and reduces our ability to limit losses.

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            At June 30, 2010, our available liquidity, including restricted and unrestricted cash and our ARS was $108.2 million.  For the six months ended June 30, 2010 and 2009, our operations provided $18.3 million and used $8.5 million, respectively, in cash flow.  As of June 30, 2010 and December 31, 2009, we had $20.4 million and $17.7 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights and letters of credit.

            We spent $1.8 million and $2.8 million on capital expenditures during the six months ended June 30, 2010 and 2009, respectively.  These capital expenditures related primarily to aircraft spare parts and technology needed to support our various lines of business.  We anticipate capital expenditures for the remainder of 2010 to be approximately $2.5 million.

            Our 2010 cash flow as of the date of this filing have included the following sources of cash outside of normal operating revenues:

•

received $16.5 million tax refund in March 2010 from the "Worker, Homeownership, and Business Assistance Act of 2009," which allows taxpayers to elect to carry back either their 2008 or 2009 net operating loss for a period of up to five years;

•	sold $10.0 million of our ARS for 87% of par value in the second quarter of 2010; and
•	collected a $1.7 million state and local tax settlement in April 2010.

            Subsequent to June 30, 2010, we began the process to complete our previously announced plans to redeem $10.0 million of the principal balance of our 11.25% Convertible Secured Notes due 2023.  The redemptions are to be carried out in three separate transactions and are part of our overall strategy to reduce our debt balances and future interest expense.

            We believe strict budgeting and cash preservation are crucial to sustain our liquidity and meet our financial obligations through the next twelve months.  We believe that our existing liquidity and projected 2010 cash flow, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the twelve months ending June 30, 2011.  However, factors outside our control may dictate that we alter our current plans and expectations.

            In late 2009, the federal government passed the "Worker, Homeownership, and Business Assistance Act of 2009," which allows taxpayers to elect to carry back either their 2008 or 2009 net operating loss for a period of up to five years.  We elected to carry back our 2008 net operating loss and recover a portion of federal regular and alternative minimum taxes paid in prior years.  We filed a carry back claim with the Internal Revenue Service and received $16.5 million in March 2010 and, in the process, fully exhausted any benefit available to us under the Act.

            Securities Repurchase Program

            In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the Board authorized the inclusion of our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023), within the previously announced program.  Since that time, our Board has authorized an additional $15 million in 2008, $10 million in 2009 and $20 million in April 2010 to be utilized for purchases within this program.  Purchases have been made from time to time in the open market and in privately negotiated transactions.  The timing of any repurchases under the program depends on a variety of factors, including market conditions, and the program may be suspended or discontinued at any time.  Including the $10 million redemption of our 11.25% Convertible Secured Notes due 2023, which was made after June 30, 2010, the balance remaining within the program as of the date of this filing is $11.8 million.

            Long-term Debt

            We did not enter into any material financing transactions during the six months ended June 30, 2010.  As of June 30, 2010, total debt, including current maturities, totaled $39.4 million net of a discount of $8.3 million.  Our debt consisted of the 11.25% Convertible Secured Notes due 2023 and a series of secured loan agreements with Export Development Canada (“EDC”), which consist of a $10.7 million loan entered into in May 2003 and a $6.6 million loan entered into in September 2003 (the “EDC Loans”).

            The EDC Loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  Each of the EDC Loans has a term of 96 months and each contains customary representations, warranties and covenants.  Additionally, Continental is the guarantor of the EDC Loans, and a default under the guarantee would cause an acceleration of the loans.  During the three months ended June 30, 2010, we made payments in the amount of $1.8 million on the EDC Loans, primarily related to principal.  As of June 30, 2010, the outstanding principal balance of the EDC Loans was $4.1 million.

            In March 2009, we entered into and drew down fully a $5 million revolving line of credit (the “Citigroup Credit Facility”) with Citigroup Global Markets Inc. (“Citigroup”)to increase our liquidity.  The Citigroup Credit Facility, had a five year term and was pre-payable at any time at our election, and was secured by $10 million of our ARS holdings that were purchased from Citigroup.  The amount due to Citigroup accrued interest using the open federal rate plus a variable spread.  Since the credit facility was secured by a portion of our ARS holdings, we classified the liability as current on our Consolidated Balance Sheet.  During the quarter ended June 30, 2010, we sold $10.0 million of the secured ARS that were purchased from Citigroup and repaid the entire $5.0 million of the Citigroup Credit Facility with the proceeds from the sales.

            Subsequent to June 30, 2010, we began the process to redeem$10.0 million of our 11.25% Convertible Secured Notes due 2023 in three separate transactions at 100% of the aggregate principal amount.

            Other than our 11.25% Convertible Secured Notes due 2023 and the EDC Loans we do not have any other material borrowings or available lines of credit.

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

            Aircraft, Simulator and Spare Engine Leases.  As of June 30, 2010, we had lease and sublease obligations for aircraft, flight training devices and spare engines that are classified as operating leases, which are not reflected as assets or liabilities on our balance sheet.  These leases expire between 2013 and 2022.  As of June 30, 2010, our expected total minimum annual rental payments under current and future non-cancelable aircraft operating leases for aircraft operating outside of the Continental Express operations, simulator operating leases and spare engine operating leases for 2010 was approximately $30.1 million.  Under the Amended Continental CPA, Continental will bear all the rent expense for aircraft operating for Continental under that arrangement.  For the aircraft retained outside of the Amended Continental CPA, we incur rent expense at reduced rental rates.  As of June 30, 2010, our expected total 2010 minimum rental expense for aircraft operating outside of the Continental Express operations was approximately $26.8 million.  A substantial portion of our aircraft are leased directly by Continental from third parties and subleased to us by Continental.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  Pursuant to the terms of the amended indenture governing our 11.25% Convertible Secured Notes due 2023, we granted a security interest on certain of our property, including spare parts and spare aircraft engines.  We agreed that if certain collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and/or cash and cash equivalents. Conversely, as the 11.25% Convertible Secured Notes due 2023 are repurchased or redeemed the collateral pool can be reduced proportionately under the terms of the indenture.

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

            Under the United Express Agreement, we agreed to a fuel risk sharing program with United where our mark-up is tied to an index consisting of the gap between increases in the price of fuel and increases in United’s regional affiliate’s passenger revenue per available seat mile.

            As of June 30, 2010, we held approximately $3.5 million in deposits with fuel vendors for future fuel purchases for flights performing outside of the Continental Express operations.

Interest Rates

            We have potential interest rate exposure under the EDC Loans which bear interest at the six-month LIBOR plus 1.75% per annum.  The interest rates applicable to these variable rate notes may rise, increasing our interest expense.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points for our variable rate long-term debt.  Based on this hypothetical assumption, any additional amounts incurred in interest expense for our EDC Loans for all periods presented would not be material.

            As of June 30, 2010 and December 31, 2009, we estimated the fair value of our $43.6 million and $52.1 million (carrying values) convertible notes to be $41.8 million and $50.3 million, respectively, based upon a fair valuation model that considered quoted market prices.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including general investor behavior, industry specific risks and interest rate risks.  In 2008, we recorded a $27.8 million discount in connection with our 11.25% Convertible Secured Notes due 2023 that is being accreted to “Amortization of debt discount” in our Condensed Consolidated Statements of Operations and will continue until August 1, 2011.  Subsequent to repurchases made through June 30, 2010, our interest expense, calculated using the effective interest method, related to the non-cash debt discount will be $3.5 million in 2010 and $4.8 million for the seven months ending July 31, 2011. In conjunction with the amortization of debt discount, we are currently amortizing $2.0 million of capitalized fees associated with the convertible debt refinancing to interest expense until August 1, 2011.

Item 4. Controls and Procedures

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of June 30, 2010.

            No changes in our internal control over financial reporting during our most recent fiscal quarter have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

            (c) The Board of Directors, acting through its Audit Committee, is responsible for the oversight of our accounting policies, financial reporting and internal control.  The Audit Committee, which is comprised entirely of outside directors who are independent, approves decisions regarding the appointment or removal of the Director of Internal Audit.  It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities.  The Audit Committee is also responsible for performing an oversight role by reviewing the Company’s financial reports.  The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters that they believe should be brought to the attention of the Audit Committee.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

              Please refer to our Form 10-K for the year ended December 31, 2009 under Part I, Item 3, Legal Proceedings.  There were no material developments to legal proceedings during the quarter ended June 30, 2010.

            Subsequent to June 30, 2010, we entered into a settlement agreement related to our ongoing ARS litigation.  This settlement relates to our final auction rate securities balance of approximately $1.1 million par value, which was sold for 90% of par value.

Item 1A.  Risk Factors.

            Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our Form 10-K for the year ended December 31, 2009 under Part I, Item 1A, Risk Factors.  For the quarter ended June 30, 2010, we note the following additional risk factors:

            The Acquisition is subject to a number of conditions beyond our control.  Failure to complete the Acquisition within the expected time frame or at all could adversely affect our stock price and our future business and financial results.

            Completion of the Acquisition is subject to conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including certain approvals of our stockholders and various approvals or consents that must be obtained from regulatory entities.  We cannot predict whether and when these conditions will be satisfied.  We will also incur certain transaction costs whether or not the Acquisition is completed.  Any failure to complete the Acquisition could have a material adverse effect on our stock price and our future business and financial results.

            Prior to the closing of the Acquisition, we face uncertainties and restrictions on our business, that could adversely affect us or our future business and operations, whether or not the Acquisition is completed.

            Prior to the closing of the Acquisition, we will face additional uncertainties and restrictions on the manner in which we operate our business, including, among other things, that:

•	our operations will be restricted by the terms of the merger agreement relating to the Acquisition, which may cause us to forego otherwise beneficial business opportunities;
•	conditions, terms, obligations or restrictions imposed on us by regulatory authorities prior to granting regulatory clearance for the Acquisition may affect our business and operations;
•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees; and
•	management's attention and other company resources may be focused on the Acquisition instead of on pursuing other opportunities beneficial to us.

            The Continental and United Merger Agreement may impact our long-term fleet rationalization plans.

            In May 2010, Continental and United announced their agreement to merge their two companies.  The merger agreement is currently pending required approvals and if successful could impact United’s decision to further expand the use of our aircraft.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

            As part of the United Express Agreement, on February 17, 2010, we issued a warrant to United for the purchase of 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock (the “United Warrant”).  The United Warrant is fully vested and non-forfeitable and United has no future performance commitment with respect to the United Warrant.  As of the date of this filing, United has not exercised its rights under the United Warrant.  However, as the nominal exercise price of the United Warrant results in the assumption that eventual exercise is assured, we included 2.7 million shares of common stock in our weighted average common shares outstanding for purposes of calculating Basic EPS and Diluted EPS for the quarter ended June 30, 2010.

            We issued the United Warrant in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

            In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the Board authorized the inclusion of our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023), within the previously announced program.  Since that time, our Board has authorized an additional $15 million in 2008, $10 million in 2009 and $20 million in April 2010 to be utilized for purchases within this program.  Purchases have been made from time to time in the open market and in privately negotiated transactions.  The timing of any repurchases under the program depends on a variety of factors, including market conditions, and the program may be suspended or discontinued at any time.  After repurchases of a portion of our 11.25% Convertible Secured Notes due 2023 in March 2010 and adjustments to exclude prepaid interest related to bond repurchases, the program had an available balance remaining of $21.8 million at June 30, 2010.  Subsequent to June 30, 2010, we began the process to redeem $10.0 million of our 11.25% Convertible Secured Notes due 2023 in three separate transactions at 100% of the aggregate principal amount.  As of the date of this filing, there is a balance of $11.8 million remaining within the repurchase program.

Period	(a) Total number of shares purchased(1)		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)(3)

4/1/10 to 4/30/10	18		$3.85	—	$21.8
5/1/10 to 5/31/10	37,890		2.97	—	21.8
6/1/10 to 6/30/10	5		3.15	—	21.8

Total	37,913	$		—	$11.8

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
(3)

Amounts shown reflect repurchases of our common stock and repurchases of our 11.25% Convertible Secured Notes due 2023 included within our Board approved securities repurchase program.  Subsequent to June 30, 2010, we began the process to redeem $10.0 million of our 11.25% Convertible Secured Notes due 2023.  As of the date of this filing, there is a balance of $11.8 million remaining within the repurchase program.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  (Removed and Reserved)

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

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: August 12, 2010	/s/ Phung Ngo-Burns
Phung Ngo-Burns Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2010	/s/ Robert Bickmore
Robert Bickmore Senior Director and Controller (Principal Accounting Officer)