Form 10-Q
period 2010-09-30
EXPRESSJET HOLDINGS INC
filed 2010-11-12
CIK 1144331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

As of November 8, 2010, 20,336,761 shares of common stock were outstanding.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,

	2010	2009

	(Unaudited)	(Unaudited)
Operating Revenue:
Passenger	$202,465	$153,017
Corporate Aviation	6,521	18,045
Ground handling and other	8,745	8,138

	217,731	179,200

Operating Expenses:
Wages, salaries and related costs	89,835	81,435
Maintenance, materials and repairs	55,098	43,977
Other rentals and landing fees	20,160	16,367
Aircraft fuel and related taxes	13,374	4,555
Outside services	10,469	6,344
Aircraft rentals	6,792	5,472
Depreciation and amortization	6,487	7,194
Ground handling	1,345	1,896
Other operating expenses	19,236	20,099

	222,796	187,339

Operating Loss	(5,065)	(8,139)

Non-operating Income (Expense):
Gain on sale of short-term investments, net	186	1,274
Extinguishment of debt	(1,342)	(934)
Amortization of debt discount	(1,398)	(1,583)
Interest expense, net of capitalized interest	(1,228)	(1,825)
Interest income	32	200
Other, net	415	60

	(3,335)	(2,808)

Loss before Income Taxes	(8,400)	(10,947)
Income Tax (Expense) Benefit	(1,494)	1,902

Net Loss	$(9,894)	$(9,045)

Basic and Diluted Loss per Common Share	$(0.52)	$(0.61)

Shares Used in Computing Basic and Diluted Loss per Common Share	18,944	14,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended September 30,

	2010	2009

	(Unaudited)	(Unaudited)
Operating Revenue:
Passenger	$557,134	$447,361
Corporate Aviation	29,936	46,920
Ground handling and other	26,982	25,216

	614,052	519,497

Operating Expenses:
Wages, salaries and related costs	272,600	240,729
Maintenance, materials and repairs	148,756	123,121
Other rentals and landing fees	57,708	45,491
Aircraft fuel and related taxes	34,054	10,175
Outside services	20,508	20,071
Aircraft rentals	19,999	16,416
Depreciation and amortization	19,732	22,981
Ground handling	5,866	7,497
Impairment of fixed assets	3,075	—
Other operating expenses	60,047	63,051

	642,345	549,532

Operating Loss	(28,293)	(30,035)

Non-operating Income (Expense):
Gain on sale of short-term investments, net	887	1,755
Extinguishment of debt	(3,059)	(1,017)
Amortization of debt discount	(4,687)	(3,257)
Interest expense, net of capitalized interest	(4,312)	(5,835)
Interest income	259	837
Equity investments loss, net	—	(377)
Other, net	166	(1,069)

	(10,746)	(8,963)

Loss before Income Taxes	(39,039)	(38,998)
Income Tax (Expense) Benefit	(5,584)	5,452

Net Loss	$(44,623)	$(33,546)

Basic and Diluted Loss per Common Share	$(2.43)	$(2.15)

Shares Used in Computing Basic and Diluted Loss per Common Share	18,394	15,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	September 30,	December 31,
	2010	2009

	(Unaudited)
Current Assets:
Cash and cash equivalents	$84,143	$80,980
Restricted cash	15,552	17,738
Short-term investments	—	9,082
Accounts receivable, net of allowance of $0.8 million and $1.5 million, respectively	8,933	9,351
Amounts due from Continental Airlines, net	514	—
Spare parts and supplies, net	18,143	20,205
Income tax receivable	812	18,523
Deferred Income Taxes – See Note 7	7,286	8,469
Prepayments and other	12,102	4,786

Total Current Assets	147,485	169,134

Property and Equipment:
Flight equipment	209,163	209,704
Other	134,048	140,412

	343,211	350,116
Less: Accumulated depreciation	(174,561)	(162,000)

	168,650	188,116

Debt Issuance Cost, net	—	1,056
Other Assets, net	7,518	2,152

Total Assets	$323,653	$360,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2010	December 31, 2009

	(Unaudited)
Current Liabilities:
Current maturities of long-term debt	$3,459	$3,459
Current portion of 11.25% Convertible Secured Notes due 2023, net of discount of $5,085 and $0, respectively	28,476	—
Accounts payable	3,618	4,144
Accrued payroll and related costs	50,522	37,914
Accrued airport service costs	7,393	6,761
Accrued maintenance, materials and repair costs	17,880	13,087
Accrued taxes	8,978	7,288
Amounts due to Continental Airlines, net	—	1,687
Credit facility	—	5,000
Accrued other liabilities	11,098	17,521

Total Current Liabilities	131,424	96,861

Long-term Debt	—	2,389

11.25% Convertible Secured Notes due 2023, net of discount of $0 and $13,534, respectively	—	38,577

Deferred Income Taxes – See Note 7	30,509	26,134

Other Long-term Liabilities	223	367

Commitments and Contingencies – See Note 9

Stockholders’ Equity:
Preferred stock - $.01 par, 10,000,000 shares authorized, no shares issued or outstanding, respectively	—	—
Common stock - $.01 par, 150,000,000 shares authorized, and 27,584,126 and 22,731,424 shares issued, respectively	276	227
Additional paid-in capital	279,424	268,096
Accumulated loss	(98,013)	(53,328)
Accumulated other comprehensive income	344	644
Common stock held in treasury, at cost, 7,243,842 and 7,084,450 shares, respectively	(20,534)	(19,509)

Total Stockholders’ Equity	161,497	196,130

Total Liabilities and Stockholders’ Equity	$323,653	$360,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2010	2009

	(Unaudited)	(Unaudited)
Net Cash Flows provided by (used in) Operating Activities	$21,852	$(11,951)

Cash Flows from Investing Activities:
Capital expenditures	(2,802)	(3,941)
Proceeds from the sale of property and equipment	799	10,230
Proceeds from sale of short-term investments	9,668	19,394
Recoveries of (Investments in) restricted cash	1,099	(2,192)
Other	92	—

Net cash provided by investing activities	8,856	23,491

Cash Flows from Financing Activities:
Repurchase of common stock	(2,500)	(3,380)
Payments on long-term debt and credit facility	(7,389)	(2,390)
Repurchases of convertible debt	(18,336)	(7,072)
Proceeds from debt financing	—	5,000
Proceeds from issuance of common stock related to benefit plans	680	484

Net cash used in financing activities	(27,545)	(7,358)

Net Increase in Cash and Cash Equivalents	3,163	4,182
Cash and Cash Equivalents - Beginning of Period	80,980	57,528

Cash and Cash Equivalents - End of Period	$84,143	$61,710

Supplemental Cash Flow Information:
Interest paid, net	$5,623	$7,062
Income taxes paid (refunded)	$(17,937)	$284
Non-cash deferred sales incentive	$11,367	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXPRESSJET HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Overview

            ExpressJet Holdings, Inc. (“Holdings”) has strategic investments in the air transportation industry.  Our principal asset is all of the issued and outstanding shares of stock of XJT Holdings, Inc., the sole stockholder of ExpressJet Airlines, Inc. (referred to in this report as “Airlines” and, together with Holdings, as “ExpressJet”, “we” or “us”).  Airlines currently operates a fleet of 244aircraft flying under contractual arrangements for Continental Airlines, Inc. (“Continental”) and United Airlines, Inc. (“United”), and within its Corporate Aviation (charter) division. Subsequent to September 30, 2010, Continental and United successfully completed the previously announced merger and are now wholly owned subsidiaries of United Continental Holdings, Inc.

            Corporate Aviation (Charter).   In September 2010, we determined that we would cease selling Corporate Aviation (charter) flights during the fourth quarter of 2010. We continue to pursue various strategic opportunities for the aircraft as we expect Corporate Aviation (charter) operations to cease during the second half of 2011.

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

            On September 14, 2010, we received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act in relation to the Acquisition.  On October 18, 2010, we filed the definitive proxy statement relating to the Acquisition and scheduled the special meeting of our stockholders to approve the merger agreement with SkyWest, Inc. for November 10, 2010.  We received stockholder approval and expect the Acquisition to close on November 12, 2010.  Once the Acquisition closes, we will no longer be listed as a public company on the New York Stock Exchange.

            The interim financial information in the accompanying condensed consolidated financial statements and these notes is unaudited, but reflects all adjustments necessary, in our opinion, to provide a fair presentation of our financial results for the interim periods presented.  These adjustments are of a normal, recurring nature.  In addition, all intercompany transactions have been eliminated in consolidation.  Certain amounts reported in previous periods have been reclassified to conform to the current presentation.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 10-K”).

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

            Pursuant to the terms of the first and second amendments to the Amended Continental CPA, beginning in July 2009 and throughout the remainder of the term of the Amended Continental CPA, if Continental increases utilization of our aircraft above a pre-determined threshold, then Continental will be entitled to receive a discount on the block hour rates; provided that the aggregate discount received by Continental shall not exceed $10 million.  For the three and nine months ended September30, 2010, there were increases in utilization of our aircraft above the pre-determined threshold for such periods that resulted in Continental receiving discounts in the amount of $1.0 million and $3.7 million, respectively.  To date, Continental has received discounts totaling $4.9 million for increases in utilization of our aircraft above the pre-determined threshold; therefore, the remaining discount available is $5.1 million.

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

            In addition, in February 2010, we entered into the First Amendment to the United Express Agreement with United, which provided that we would fly up to 10 additional aircraft for United in the current ExpressJet livery from May 2010 through December 2010.  On August 11, 2010, we entered into the Second Amendment to the United Express Agreement with United, which amended and replaced the First Amendment to the United Express Agreement in its entirety. Pursuant to the terms of the Second Amendment, we extended the term of the 10 additional aircraft that were previously covered by the First Amendment through April 4, 2011.  The Second Amendment also provides that we will also operate two additional aircraft for United beginning December 16, 2010 through April 4, 2011. The Second Amendment does not contain a specific renewal option for these twelve aircraft.  As of September30, 2010, we operated a total of 32 aircraft as United Express for United.

            Under the terms of the United Express Agreement, United is responsible for scheduling, marketing, pricing and revenue management of the aircraft and collecting all passenger revenues and Airlines' operates, maintains and subleases the aircraft.

            We receive payments under the United Express Agreement at a pre-determined rate based on block hours and departures flown at variable mark-up rates based upon Airlines’ performance, including on-time departure performance and completion percentage rates as determined within the United Express Agreement.  We are also reimbursed for various pass-through expenses, including passenger liability insurance, hull insurance, war risk insurance, landing fees and fuel.  As part of the United Express Agreement, we agreed to a temporary mark-up discount through June 2010, which resulted in approximately $1 million in cost savings for United.

            The United Express Agreement also provides for incentives and penalties.

            Under the United Express Agreement, we agreed to a fuel risk sharing program with United whereby our mark-up is tied to an index consisting of the gap between increases in the price of fuel and increases in United’s regional affiliate’s passenger revenue per available seat mile.

            As part of the United Express Agreement, on February 17, 2010, we issued a warrant to United for the purchase of 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock (the “United Warrant”).  The United Warrant contained certain restrictions preventing sale, transfer or other disposition.  On September 27, 2010, United exercised, on a cashless basis, its rights under the United Warrant and received approximately 2.7 million shares of our common stock. The United Warrant terminated and became void upon execution.

            Per guidance contained in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-50, Customer Payments and Incentives, (“Topic 605-50”), we characterized the issuance of the United Warrant as a sales incentive to United, and we are amortizing the measured cost as a reduction of revenue over the initial term of the United Express Agreement utilizing an option pricing model.  We estimated that the fair value of the United Warrant was $11.4 million on February 17, 2010, the measurement date.  As such, we recorded a deferred sales incentive of $11.4 million representing the future discount to passenger revenue that will be recognized over the initial term of the United Express Agreement.  During the three and nine months ended September 30, 2010, we recognized $1.0 million and $2.9 million, respectively, of the deferred sales incentive as a reduction to passenger revenue.  As of September 30, 2010, the balance of the deferred sales incentive was $8.5 million, of which $4.1 million is current.

Note 3 – Impairment of Fixed Assets

            In accordance with ASC Subtopic 360-10, “Overall – Impairment or Disposal of Long-Lived Assets” we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value.  As a result of our impairment test, we concluded the carrying value of certain of our aircraft leasehold improvements related to our contract flying segment were no longer recoverable.  Consequently, during the three months ended June30, 2010, we recorded impairment charges of $3.1 million to write these long-lived assets down to their estimated fair values.  Fair values were determined based on estimated future cash flows which were considered nominal. No portion of the impairment charge will result in future cash expenditures.  All other long-lived assets for our reportable segments were tested for impairment but were concluded to be recoverable.

            The above costs are reflected in the line “Impairment of fixed assets” on our Condensed Consolidated Statements of Operations.

Note 4 – Segment Reporting

            The following discussion is based on our two reportable segments, Contract Flying and Aviation Services, as they were structured for the three and nine month periods ended September 30, 2010.

            A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., non-airport facility rentals, outside services and general and administrative expenses) in order to support our entire fleet of aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  The presentation of our consolidated shared costs is consistent with the manner in which these expenses are viewed by our chief operating decision makers.  Consequently, the unaudited tables below present (in thousands) our operating revenues, including inter-segment revenues, and segment profit generated per reportable segment for the three and nine months ended September30, 2010 and 2009.  We also included our reconciliation of the consolidated operating revenue to consolidated loss before income taxes and of our total assets for the three and nine months ended and as of September30, 2010 and 2009.

	Contract Flying	Aviation Services	Eliminations	Consolidated

Three Months Ended September 30, 2010:
Revenue from customers	$208,986	$9,937	$(1,192)	$217,731
Direct segment expenses	187,341	7,214	(1,192)	193,363

Segment profit	$21,645	$2,723	$—	$24,368
Other shared expenses (1)				(29,433)
Non-operating expense				(3,335)

Consolidated loss before income taxes				$(8,400)

Nine Months Ended September 30, 2010:
Revenue from customers	$587,070	$32,386	$(5,404)	$614,052
Direct segment expenses	536,785	23,631	(5,404)	555,012

Segment profit	$50,285	$8,755	$—	$59,040
Other shared expenses (2)				(84,258)
Impairment of fixed assets	(3,075)			(3,075)
Non-operating expense				(10,746)

Consolidated loss before income taxes				$(39,039)

Assets as of September 30, 2010
Segment assets	$154,886	$13,764	$—	$168,650
Other shared assets (3)				155,003

Total consolidated assets				$323,653

(1)

The major components of other shared expenses for the three months ended September 30, 2010 are general and administrative labor and related expenses – $11.1 million; other general and administrative expenses – $8.8 million; and outside services – $9.5 million.

(2)

The major components of other shared expenses for the nine months ended September 30, 2010 are general and administrative labor and related expenses – $34.6 million; other general and administrative expenses – $29.6 million; outside services – $19.2 million; and non-airport rentals – $0.9 million.

(3)	Other shared assets include assets that are interchangeable between segments.

	Contract Flying	Aviation Services	Eliminations	Consolidated

Three months ended September 30, 2009:
Revenue from customers	$171,062	$10,034	$(1,896)	$179,200
Direct segment expenses	152,661	6,615	(1,896)	157,380

Segment profit	$18,401	$3,419	$—	$21,820
Other shared expenses (1)				(29,959)
Non-operating expense				(2,808)

Consolidated loss before income taxes				$(10,947)

Nine months ended September 30, 2009:
Revenue from customers	$494,281	$31,448	$(6,232)	$519,497
Direct segment expenses	443,644	19,740	(6,232)	457,152

Segment profit	$50,637	$11,708	$—	$62,345
Other shared expenses (2)				(92,380)
Non-operating expense				(8,963)

Consolidated loss before income taxes				$(38,998)

Assets as of September 30, 2009
Segment assets	$176,809	$18,791	$—	$195,600
Other shared assets (3)				149,404

Total consolidated assets				$345,004

(1)

The major components of other shared expenses for the three months ended September 30, 2009 are general and administrative labor and related expenses – $12.8 million; other general and administrative expenses – $10.9 million; outside services – $5.7 million; and non-airport rentals – $0.6 million.

(2)

The major components of other shared expenses for the nine months ended September 30, 2009 are general and administrative labor and related expenses – $37.1 million; other general and administrative expenses – $35.6 million; outside services – $17.0 million; and non-airport rentals – $2.7 million.

(3)	Other shared assets include assets that are interchangeable between segments.

Note 5 – Fair Value Measurements

            Our auction rate securities (“ARS”) were classified as available-for-sale securities and were reflected at fair value.  The fair value was calculated using a discounted cash flow valuation model under accounting guidance on fair value measurements. Declines in fair value are reflected as non-operating losses on the condensed consolidated statements of operations andrecoveries of fair value are recorded to other comprehensive income.  For a detailed discussion of our ARS, refer to our 2009 10-K.

            During the three months ended September 30, 2010, we sold our remaining ARS for $1.0 million, resulting in $0.2 million in gains on the sales.  During the nine months ended September 30, 2010, we sold $9.1 million of ARS resulting in gains on the sales of $0.6 million.

            Assets that we measure at fair value on a recurring basis are shown below (in thousands):

	As of September 30, 2010 Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

Cash equivalents	$78,464	$78,464	$—	$—

Total	$78,464	$78,484	$—	$—

            The following table presents our ARS, which were measured at fair value on a recurring basis using a discounted cash flow model and significant unobservable inputs (Level 3) as defined in FASB’s ASC Topic 820 Fair Value Measurements and Disclosures (“ASC Topic 820”), for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,

	2010	2009

Beginning Balance Short-Term Investments	$9,082	$41,369
Proceeds from Sales	—	(3,631)
Gross realized gains on sales	—	482
Temporary (declines) recoveries in Market Value (included in other comprehensive income)	48	(628)

Balance Short-Term Investments at March 31	$9,130	$37,592
Proceeds from Sales	(8,700)	—
Gross realized gains on sales	700	—
Temporary (declines) recoveries in Market Value (included in other comprehensive income)	(162)	957

Balance Short-Term Investments at June 30	$968	$38,549
Proceeds from Sales	(968)	(15,763)
Gross realized gains on sales	186	1,166
Temporary (declines) recoveries in Market Value (included in other comprehensive income)	(186)	166

Balance Short-Term Investments at September 30	$—	$24,118

            We determine the cost basis for our ARS sold using the specific identification method.

Note 6 –– Long-term Debt

            As of September 30, 2010 and December 31, 2009, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

	(Unaudited)
Current Debt:
Current maturities of EDC Loans	$3,459	$3,459
Current portion of 11.25% Convertible Secured Notes due 2023, net of discount of $5,085 and $0, respectively	28,476	—
Citigroup Credit Facility	—	5,000
Long-term Debt:
EDC Loans	—	2,389
11.25% Convertible Secured Notes due 2023, net of discount of $0 and $13,534, respectively	—	38,577

	$31,935	$49,425

            Other than the 11.25% Convertible Secured Notes due 2023, we do not have any material long-term borrowings or available lines of credit.  Pursuant to the terms of the amended indenture governing the 11.25% Convertible Secured Notes due 2023, we granted a security interest, with a pro-rata portion (based on the portion that the remaining notes represent of the total convertible notes that were issued) of assets with an appraised value of approximately $173.2 million, including approximately $79.4 million in spare parts and $93.8 million of spare engines.  We agreed that we will not as of any fiscal year end permit the aggregate outstanding principal amount of the notes divided by the fair market value of the pledged collateral to be greater than certain percentages.  If such collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and / or cash and cash equivalents.  If such collateral ratios are less than the required percentages, we are permitted to request a release of the security interest granted under the amended indenture on excess spare parts, spare aircraft engines and / or cash and cash equivalents.  In December 2009, the trustee under the amended indenture granted our request for the release of the security interest on approximately $39.9 million in spare parts and $58.6 million of spare engines.  Pursuant to the terms of the amended indenture, we are required to deliver a certificate to the trustee from a third-party appraiser dated no later than 15 business days after January 1 of each year certifying the value of the pledged collateral for the remaining balance of the notes as of January 1 or such later date.  We delivered a certificate from our independent appraiser in January 2010 indicating that the appraised value of the spare parts that remain subject to the lien and security interest following the foregoing release was $39.5 million and the fair value of the spare engines that remain subject to the lien and security interest following the foregoing release was $35.3 million.  Based on the principal amount of notes remaining outstanding as of September 30, 2010, the pledged collateral required under the 11.25% Convertible Secured Notes due 2023 is approximately $25.2 million of spare parts and $22.2 million of spare engines.

            During the nine months ended September 30, 2010, we repurchased $18.6 million par value (book value of $15.2 million including $0.4 million of equity value) of our 11.25% Convertible Secured Notes due 2023 for $18.3 million, resulting in a net realized loss of $3.1 million.  During the nine months ended September 30, 2009, we repurchased $8.7 million par value (book value, primarily debt, of $6.1 million) of our 11.25% Convertible Secured Notes due 2023 for $7.1 million, resulting in a net realized loss of $1.0 million. We estimated the fair value of our bond repurchases based on an average of market trading activity for the convertible notes on the date of repurchase.  Subsequent to these repurchases, our interest expense, calculated using the effective interest method, related to the debt discount will be $1.4 million for the remainder of 2010 and $3.7 million for the seven months ending July 31, 2011.

            The debt and unamortized discount components of our 11.25% Convertible Secured Notes due 2023 were as follows (in millions):

	September 30, 2010	December 31, 2009

	(Unaudited)
Principal amount of 11.25% Convertible Secured Notes due 2023	$33.6	$52.1
Unamortized debt discount	(5.1)	(13.5)

Net carrying amount	$28.5	$38.6

            At September 30, 2010, the unamortized discount had a remaining recognition period of approximately 10 months.

            The effective interest rate for the 11.25% Convertible Secured Notes due 2023 for each of the three months ended September 30, 2010 and 2009, was approximately 34% when factoring in the impact of the bond discount amortization.

            We estimated the fair values of our $33.6 million and $52.1 million (carrying value) 11.25% Convertible Secured Notes due 2023 to be $33.4 million and $50.3 million as of September 30, 2010 and December 31, 2009, respectively, based upon actual quoted market prices-which are Level 2 fair value measurements under ASC Topic 820.  For a detailed background of our convertible notes, refer to our 2009 10-K.

            The following table presents the changes in the carrying value of the debt component of our 11.25% Convertible Secured Notes due 2023 (in millions):

	Nine Months Ended September 30,

	2010	2009

	(Unaudited)	(Unaudited)
Beginning Balance in convertible notes, net	$38.6	$39.7
Repurchases	(14.8)	(6.0)
Amortization of debt discount	4.7	3.3

Ending Balance in convertible notes, net	$28.5	$37.0

            We are also party to a series of secured loan agreements with Export Development Canada (“EDC”), which consist of a $10.7 million loan entered into in May 2003 and a $6.6 million loan entered into in September 2003 (the “EDC Loans”).  The EDC Loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  Each of the EDC Loans has a term of 96 months and each contains customary representations, warranties and covenants.  Additionally, Continental is the guarantor of the EDC Loans, and a default under the guarantee would cause an acceleration of the loans.  During the nine months ended September 30, 2010, we made payments in the amount of $2.5 million on the EDC Loans, of which $2.4 million related to principal.  As of September 30, 2010, the outstanding principal balance of the EDC Loans was $3.5 million.

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

	Condensed Consolidated Balance Sheet September 30, 2010 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$558	$142,666	$4,261	$—	$147,485
Property and equipment, net	101	160,157	8,392	—	168,650
Other assets	490	7,028	—	—	7,518

Total assets	$1,149	$309,851	$12,653	$—	$323,653

Current liabilities	29,115	101,216	1,093	—	131,424
Intercompany payables (receivables)	(329,729)	333,404	(3,675)	—	—
Long-term debt	—	—	—	—	—
Other liabilities	—	30,733	(1)	—	30,732
Stockholders’ equity	301,763	(155,502)	15,236	—	161,497

Total liabilities and stockholders’ equity	$1,149	$309,851	$12,653	$—	$323,653

	Condensed Consolidated Balance Sheet December 31, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Current assets	$—	$164,019	$5,115	$—	$169,134
Property and equipment, net	104	179,274	8,738	—	188,116
Other assets	1,636	1,572	2,064	(2,064)	3,208

Total assets	$1,740	$344,865	$15,917	$(2,064)	$360,458

Current liabilities	2,456	92,834	1,571	—	96,861
Intercompany payables (receivables)	(344,516)	345,713	(1,197)	—	—
Long-term debt	38,577	2,389	—	—	40,966
Other liabilities	3,840	24,725	—	(2,064)	26,501
Stockholders’ equity	301,383	(120,796)	15,543	—	196,130

Total liabilities and stockholders’ equity	$1,740	$344,865	$15,917	$(2,064)	$360,458

	Condensed Consolidated Results of Operations Three Months Ended September 30, 2010 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$216,614	$2,309	$(1,192)	$217,731
Operating expenses	11	221,051	2,926	(1,192)	222,796

Operating income (loss)	(11)	(4,437)	(617)	—	(5,065)

Non-operating income (expense)	518	(3,933)	80	—	(3,335)

Income (loss) before income taxes	507	(8,370)	(537)	—	(8,400)
Income tax benefit	—	(1,494)	—	—	(1,494)

Net income (loss)	$507	$(9,864)	$(537)	$—	$(9,894)

	Condensed Consolidated Results of Operations Nine Months Ended September 30, 2010 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$609,796	$9,660	$(5,404)	$614,052
Operating expenses	10	637,660	10,079	(5,404)	642,345

Operating income (loss)	(10)	(27,864)	(419)	—	(28,293)

Non-operating income (expense)	1,468	(12,325)	111	—	(10,746)

Income (loss) before income taxes	1,458	(40,189)	(308)	—	(39,039)
Income tax benefit	—	(5,584)	—	—	(5,584)

Net income (loss)	$1,458	$(45,773)	$(308)	$—	$(44,623)

	Condensed Consolidating Results of Operations Three Months Ended September 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$177,877	$3,219	$(1,896)	$179,200
Operating expenses	1	186,307	2,927	(1,896)	187,339

Operating income (loss)	(1)	(8,430)	292	—	(8,139)

Non-operating income (expense)	170	(3,196)	218	—	(2,808)

Income (loss) before income taxes	169	(11,626)	510	—	(10,947)
Income tax benefit (expense)	—	1,902	—	—	1,902

Net income (loss)	$169	$(9,724)	$510	$—	$(9,045)

	Condensed Consolidating Results of Operations Nine Months Ended September 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating revenue	$—	$514,729	$11,001	$(6,233)	$519,497
Operating expenses	15	545,025	10,725	(6,233)	549,532

Operating income (loss)	(15)	(30,296)	276	—	(30,035)

Non-operating income (expense)	(3,447)	(13,475)	1,495	6,464	(8,963)

Income (loss) before income taxes	(3,462)	(43,771)	1,771	6,464	(38,998)
Income tax benefit (expense)	—	5,452	—	—	5,452

Net income (loss)	$(3,462)	$(38,319)	$1,771	$6,464	$(33,546)

	Condensed Consolidated Cash Flows Nine Months Ended September 30, 2010 (In thousands) (Unaudited)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$21,986	$(1,197)	$1,063	$21,852
Investing activities	—	8,856	—	—	8,856
Financing activities	—	(27,545)	1,063	(1,063)	(27,545)

Net decrease in cash	—	3,297	(134)	—	3,163
Cash at the beginning of the period	—	80,678	302	—	80,980

Cash at the end of the period	$—	$83,975	$168	$—	$84,143

	Condensed Consolidating Cash Flows Nine Months Ended September 30, 2009 (In thousands)

	Holdings	Airlines	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Operating activities	$—	$(5,764)	$(6,187)	$—	$(11,951)
Investing activities	—	17,873	5,442	176	23,491
Financing activities	—	(7,357)	175	(176)	(7,358)

Net increase (decrease) in cash	—	4,752	(570)	—	4,182
Cash at the beginning of the period	—	56,672	856	—	57,528

Cash at the end of the period	$—	$61,424	$286	$—	$61,710

Note 7 –– Income Taxes

            At the end of 2009, Holdings recorded the impact of an observed potential change in ownership limitation under Section 382 of the Internal Revenue Code. Consequently, we adjusted certain deferred tax assets to their net realizable values as of December 31, 2009.  The offset was recorded as a reduction to the valuation allowance of our deferred tax assets and liabilities. During 2010 we continued to analyze newly available information and determined the estimated date of ownership change occurred in the first quarter of 2010. As a result, we further adjusted certain deferred tax assets to their net realizable values as of September 30, 2010.

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

            We account for income taxes in accordance with ASC Topic 740 “Income Taxes” (“Topic 740”) which clarifies the accounting for uncertainty in income taxes recognized in financial statements if a position is more likely than not of being sustained by a taxing authority.  We classify interest and penalties on tax deficiencies as charges to income tax expense.  As of September 30, 2010 and December 31, 2009, there were no material unrecognized tax benefits or associated accrued interest and penalties under Topic 740.  The calendar tax years 2003 through 2008 remain subject to examination by the Internal Revenue Service.  The Company’s state returns are also open to examination, as they are still within the applicable review periods.

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

            The following table sets forth the reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Numerator:
Net loss	$(9,894)	$(9,045)	$(44,623)	$(33,546)
Income impact of assumed conversion of convertible debt	—	—	—	—
Income impact from recognition of deferred sales incentive	—	—	—	—

	$(9,894)	$(9,045)	$(44,623)	$(33,546)

Denominator:
Weighted average common shares outstanding	18,944	14,851	18,394	15,581
Effect of stock options and restricted stock outstanding	—	—	—	—
Assumed conversion of convertible debt	—	—	—	—

	18,944	14,851	18,394	15,581

Basic & diluted loss per common share	$(0.52)	$(0.61)	$(2.43)	$(2.15)

            We excluded 1.4 million shares of restricted stock from the weighted average shares used in computing Basic EPS and Diluted EPS for the three and nine months ended September 30, 2010 and 0.8 million shares of restricted stock from the weighted average shares used in computing Basic EPS and Diluted EPS for the three and nine months ended September 30, 2009, as these shares were not vested as of these dates.

            Weighted average common shares outstanding for the Diluted EPS calculation also include the incremental effect of shares issuable upon the exercise of stock options and restricted stock not yet vested.  We excluded the following common stock equivalents from our Diluted EPS calculations, because their inclusion would have been anti-dilutive:

•

options to purchase 0.2 million shares of our common stock for the three and nine months ended September 30, 2010, and 0.3 and 0.4 million shares of our common stock for the three and nine months ended September 30, 2009, as these options’ exercise prices were greater than the average market price of the common shares for the respective periods; and

•

0.2 million shares of common stock equivalents for the assumed conversion of convertible debt for the three and nine months ended September 30, 2010 in addition to 0.3 million shares of common stock equivalents for the assumed conversion of convertible debt for the three and nine months ended September 30, 2009.

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

            Legal Proceedings.  Between August 5, 2010 and August 25, 2010, nine substantially similar putative shareholder class action suits (collectively, the "Texas State Actions") were filed by individual ExpressJet stockholders in the District Court of Harris County, Texas against ExpressJet and its directors. Many of the petitions also name SkyWest, Inc. and Atlantic Southeast and/or merger sub (together, the "Additional Defendants") as defendants in the litigation.

            The petitions filed in the Texas State Actions generally allege that the ExpressJet director defendants breached their fiduciary duties in connection with the negotiation and approval of the merger agreement and that the Additional Defendants aided and abetted such alleged breaches of fiduciary duties. The Texas State Actions seek, among other things, an injunction enjoining the merger and the transactions contemplated by the merger agreement and rescission of any transactions contemplated by the merger agreement which may be completed. On August 18, 2010, plaintiff Rayside filed a motion to consolidate the Texas State Actions into Case No. 2010-48784 in the first-filed court (the "189th District Court"). On August 20, 2010, plaintiffs Levine, Tejeda, Doraiswamy and Swanepoel filed a similar motion in the 189th District Court. On September 10, 2010, the 189th District Court ordered the consolidation of the Texas State Actions with and into Case No. 2010-48784 (the consolidated action is referred to herein as the "Consolidated Texas State Action").

            On September 10, 2010, a putative stockholder class action (the "Texas Federal Action" and, together with the Consolidated Texas State Action, the "Actions") was commenced in the United States District Court for the Southern District of Texas, Houston Division. The complaint filed in the Texas Federal Action includes substantially identical allegations to and requests substantially the same relief as the petitions in the Texas State Actions but also includes allegations related to the ExpressJet preliminary proxy statement filed with the SEC on September 3, 2010.

            On September 20, 2010, the 189th District Court appointed counsel for plaintiff Rayside, Edison, McDowell & Hetherington LLP and Robbins Geller Rudman & Dowd LLP, as interim class counsel ("Class Counsel") in the Consolidated Texas State Action, with authority to speak for all plaintiffs in the Consolidated Texas State Action in matters regarding pre-trial procedure, trial and settlement negotiations. On September 27, 2010, plaintiff Levine filed a motion for clarification order seeking the appointment of Class Counsel as interim class counsel and liaison counsel and his counsel, Powers & Frost L.L.P. and Faruqi & Faruqi, LLP, as interim co-class counsel.

            Subsequent to September 30, 2010, counsel for the defendants in the Actions, Class Counsel and counsel for plaintiff in the Texas Federal Action agreed to and executed a memorandum of understanding (the "MOU") containing the terms of an agreement in principle to resolve the Actions. The MOU provides that, in consideration for the settlement of the Actions, ExpressJet will make certain disclosures in the definitive proxy statement to be sent to the ExpressJet stockholders soliciting approval of the merger. In the MOU, the defendants in the Actions acknowledge that they considered the claims raised by the plaintiffs in the Actions in connection with the disclosures contemplated by the MOU. In exchange, the parties to the MOU have agreed to use their best efforts to draft and execute a definitive stipulation of settlement that includes a plaintiff class consisting of all record and beneficial holders of ExpressJet stock, other than defendants in the Consolidated Texas State Action and any firm, trust, corporation or other entity controlled by any such defendant, during the period beginning on and including December 2, 2009, through and including the date of the consummation of the merger. If approved by the parties and the 189th District Court, the settlement will result in the dismissal with prejudice of the Consolidated Texas State Action and release by the plaintiff class of all claims under federal and state law that were or could have been asserted in the Actions or which arise out of or relate to the transactions contemplated by the merger. The MOU further provides that, in the event the Consolidated Texas State Action is dismissed in accordance with the settlement stipulation, the parties to the MOU will use their best efforts to obtain the dismissal with prejudice of the Texas Federal Action. The settlement of the Consolidated Texas State Action is subject to numerous conditions set forth in the MOU and to be contained in any stipulation of settlement, including the completion of the merger.

            We are a defendant in other various lawsuits and proceedings arising in the ordinary course of our business.  While the outcome of these lawsuits and proceedings cannot be predicted with certainty and could have a material adverse effect on our financial position, results of operations or cash flows, we do not believe that the ultimate disposition of these proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

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

SkyWest, Inc. Merger

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

            On September 14, 2010, we received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act in relation to the Acquisition.  On October 18, 2010, we filed the definitive proxy statement relating to the Acquisition and scheduled the special meeting of our stockholders to approve the merger agreement with SkyWest, Inc. for November 10, 2010.  We received stockholder approval and expect the Acquisition to close on November 12, 2010.  Once the Acquisition closes, we will no longer be listed as a public company on the New York Stock Exchange.

Operations Review

            The following discussion provides an analysis of our results of operations and reasons for any material changes for the periods indicated.

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

Operating Revenue and Segment Profit

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit from the three months ended September 30, 2010 to the three months ended September 30, 2009.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for non-airport facility rentals, outside services, general and administrative expenses) in order to support our entire fleet of 244 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  We believe that the presentation of our consolidated shared costs and transition costs is consistent with the manner in which these expenses are viewed by our chief operating decision makers.  However, we continue to monitor the shared costs to identify direct segment expenses.

	Three Months Ended September 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase/ (Decrease)	Change %

Revenue from customers:
Contract Flying	$208,986	96.0%	$171,062	95.5%	$37,924	22.2%
Aviation Services	9,937	4.6	10,034	5.6	(97)	(1.0)
Eliminations	(1,192)	(0.5)	(1,896)	(1.1)	704	37.1
Total revenue from customers	217,731	100.0	179,200	100.0	38,531	21.5
Direct segment costs:
Contract Flying	187,341	86.0	152,661	85.2	34,680	22.7
Aviation Services	7,214	3.3	6,615	3.7	599	9.1
Eliminations	(1,192)	(0.5)	(1,896)	(1.1)	704	37.1
Total direct segment costs	193,363	88.8	157,380	87.8	35,983	22.9
Segment profit	24,368	11.2%	21,820	12.2%	2,548	11.7%
Other shared expenses	(29,433)		(29,959)
Non-operating expenses, net	(3,335)		(2,808)

Consolidated loss before income taxes	$(8,400)		$(10,947)

            The table below (in thousands, except percentage data) sets forth the segment profit for the three months ended September 30, 2010 and for the three months ended September 30, 2009 for each segment.

	Contract Flying		Aviation Services

	2010	Total Revenue %	2010	Total Revenue %

Revenue from customers	$208,986	100.0%	$9,937	100.0%
Direct segment costs	187,341	89.6	7,214	72.6

Segment profit	$21,645	10.4%	$2,723	27.4%

	Contract Flying		Aviation Services

	2009	Total Revenue %	2009	Total Revenue %

Revenue from customers	$171,062	100.0%	$10,034	100.0%
Direct segment costs	152,661	89.2	6,615	65.9

Segment profit	$18,401	10.8%	$3,419	34.1%

            Contract Flying.  The increase in revenue and direct segment costs within our Contract Flying segment is attributable primarily to the increased block hours with the addition of flying under the United Express Agreement and higher aircraft utilization within the Amended Continental CPA.  The overall segment profit margin is consistent quarter over quarter.

            Aviation Services.   The reduction in the segment profit margin within our Aviation Services segment from 34.1% to 27.4% is due to increased labor rates and fringe benefit costs and our transition to new contracts in our ground handling business with Continental.

Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the three months ended September 30, 2010 to the three months ended September 30, 2009.

	Three Months Ended September 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries, and related costs	$89,835	41.3%	$81,435	45.4%	$8,400	10.3%
Maintenance, materials and repairs	55,098	25.3	43,977	24.5	11,121	25.3
Other rentals and landing fees	20,160	9.3	16,367	9.1	3,793	23.2
Aircraft fuel and related taxes	13,374	6.1	4,555	2.5	8,819	nm
Outside services	10,469	4.8	6,344	3.5	4,125	65.0
Aircraft rentals	6,792	3.1	5,472	3.1	1,320	24.1
Depreciation and amortization	6,487	3.0	7,194	4.0	(707)	(9.8)
Ground handling	1,345	0.6	1,896	1.1	(551)	(29.1)
Other operating expenses	19,236	8.8	20,099	11.2	(863)	(4.3)

Total operating expenses	$222,796	102.3%	$187,339	104.5%	$35,457	18.9%

            Wages, salaries & related costs increased 10.3% due to our 13.8% increase in block hours quarter over quarter with the addition of our United Express operations in early 2010.  The overall increase is offset slightly by productivity gains in certain of our work groups.

            Maintenance, materials and repairs increased 25.3% primarily due to our 19.2% increase in departures combined with the impact of scheduled rate increases in many of our long-term maintenance contracts and increased scope of repairs as our aircraft age.

            Other rentals and landing fees increased 23.2% primarily due to a 19.2% increase in departures within our Continental Express and United Express operations.  In addition, in the third quarter of 2009 we benefited from one-time landing fee reconciliation adjustments related to previous periods.

            Aircraft Fuel and related taxes increased $8.8 million due to the increased volume attributable to the United Express Agreement. Fuel and related taxes are reimbursed by United.

            Outside services  increased 65.0% primarily due to legal, consulting and advisory fees related to the Acquisition that were incurred during the third quarter of 2010.

            Aircraft rentals  increased 24.1% due to our subleasing eight aircraft from Continental starting in December 2009 that were previously operated as Continental Express under the Amended Continental CPA and for which we were not recognizing aircraft rental expense in our condensed consolidated financial statements.  The last of the eight aircraft transitioned in April 2010.

Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the three months ended September 30, 2010 to the three months ended September 30, 2009.

	Three Months Ended September 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase / (Decrease)	Change %

Gain on sale of short-term investments, net	$186	0.1%	$1,274	0.7%	$(1,088)	(85.4%)
Extinguishment of debt	(1,342)	(0.6)	(934)	(0.5)	(408)	(43.7)
Amortization of debt discount	(1,398)	(0.6)	(1,583)	(0.9)	185	11.7
Interest expense, net of capitalized interest	(1,228)	(0.6)	(1,825)	(1.0)	597	32.7
Interest income	32	0.0	200	0.1	(168)	(84.0)
Other, net	415	0.2	60	0.0	355	nm

Total non-operating expenses	$(3,335)	(1.5%)	$(2,808)	(1.6%)	$(527)	(18.8%)

            Total non-operating expenses increased primarily due to the reduction in gains realized from sales of our auction rate securities (“ARS”) during the three months ended September 30, 2010.  In addition, we saw a reduction in interest expense due to repurchases of our 11.25% Convertible Secured Notes due 2023, offset partially by a decline in interest income.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

Operating Revenue and Segment Profit

            The table below (in thousands, except percentage data) sets forth the changes in revenue, direct segment costs and segment profit from the nine months ended September 30, 2010 to the nine months ended September 30, 2009.  A significant portion of our operating expenses and infrastructure is integrated across segments (e.g., for non-airport facility rentals, outside services and general and administrative expenses) in order to support our entire fleet of 244 aircraft; therefore, we do not allocate these costs to the individual segments identified above, but evaluate them for our consolidated operation.  We believe that the presentation of our consolidated shared costs and transition costs is consistent with the manner in which these expenses are viewed by our chief operating decision makers.  However, we continue to monitor the shared costs to identify direct segment expenses.

	Nine Months Ended September 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase/ (Decrease)	Change %

Revenue from customers:
Contract Flying	$587,070	95.6%	$494,281	95.1%	$92,789	18.8%
Aviation Services	32,386	5.3	31,448	6.1	938	3.0
Eliminations	(5,404)	(0.9)	(6,232)	(1.2)	828	13.3
Total revenue from customers	614,052	100.0	519,497	100.0	94,555	18.2
Direct segment costs:
Contract Flying	536,785	87.4	444,387	85.5	92,398	20.8
Aviation Services	23,631	3.8	18,997	3.7	4,634	24.4
Eliminations	(5,404)	(0.9)	(6,232)	(1.2)	828	13.3
Total direct segment costs	555,012	90.4	457,152	88.0	97,860	21.4
Segment profit	59,040	9.6%	62,345	12.0%	(3,305)	(5.3%)
Other shared expenses	(84,258)		(92,380)
Impairment of fixed assets	(3,075)		—
Non-operating expenses, net	(10,746)		(8,963)

Consolidated loss before income taxes	$(39,039)		$(38,998)

            The table below (in thousands, except percentage data) sets forth the segment profit for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009 for each segment.

	Contract Flying		Aviation Services

	2010	Total Revenue %	2010	Total Revenue %

Revenue from customers	$587,070	100.0%	$32,386	100.0%
Direct segment costs	536,785	91.4	23,631	73.0

Segment profit	$50,285	8.6%	$8,755	27.0%

	Contract Flying		Aviation Services

	2009	Total Revenue %	2009	Total Revenue %

Revenue from customers	$494,281	100.0%	$31,448	100.0%
Direct segment costs	444,387	89.9	18,997	60.4

Segment profit	$49,894	10.1%	$12,451	39.6%

            Contract Flying.  The increase in revenue and direct segment costs within our Contract Flying segment is due primarily to the increased block hours with the addition of flying under the United Express Agreement and higher aircraft utilization within the Amended Continental CPA.  The decline in overall segment profit margin in the nine months ended September 30, 2010, is primarily due to certain startup costs associated with the United Express Agreement and $2.9 million in amortization of the warrant we issued to United for the purchase of 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock (the “United Warrant”) as a reduction to passenger revenue.

            Aviation Services.   The reduction in our Aviation Segment profit margin from 39.6% to 27.0% is due to increased labor rates and fringe benefit costs and our transition to new contracts in our ground handling business with Continental.

Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in operating expenses from the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

	Nine Months Ended September 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase / (Decrease)	Change %

Wages, salaries, and related costs	$272,600	44.4%	$240,729	46.3%	$31,871	13.2%
Maintenance, materials and repairs	148,756	24.2	123,121	23.7	25,635	20.8
Other rentals and landing fees	57,708	9.4	45,491	8.8	12,217	26.9
Aircraft fuel and related taxes	34,054	5.5	10,175	2.0	23,879	nm
Outside services	20,508	3.3	20,071	3.9	437	2.2
Aircraft rentals	19,999	3.3	16,416	3.2	3,583	21.8
Depreciation and amortization	19,732	3.2	22,981	4.4	(3,249)	(14.1)
Ground handling	5,866	1.0	7,497	1.4	(1,631)	(21.8)
Impairment of fixed assets	3,075	0.5	—	0.0	3,075	nm
Other operating expenses	60,047	9.8	63,051	12.1	(3,004)	(4.8)

Total operating expenses	$642,345	104.6%	$549,532	105.8%	$92,813	16.9%

            Wages, salaries & related costs increased 13.2% due primarily to our 14.5% increase in block hours period over period.  In addition, we experienced higher wage and fringe rates due to the increased seniority of our workforce offset by slight productivity gains in certain work groups.

            Maintenance, materials and repairs increased 20.8% due to our 20.1% increase in departures combined with the impact of 2010 scheduled rate increases in many of our long-term maintenance contracts and the increased scope of repairs as our aircraft age.

            Other rentals and landing fees increased 26.9% over 2009 due to a 20.1% increase in departures within our Continental Express and United Express operations in addition to a $1.3 million landing fee credit recorded in 2009.  No such credit was recorded during the same period in 2010.

            Aircraft Fuel and related taxes increased $23.9 million due to the increased volume attributable to the United Express Agreement.  These expenses are reimbursed by United.

            Aircraft rentals  increased 21.8% due to our subleasing eight aircraft from Continental starting in December 2009 that were previously operated as Continental Express under the Amended Continental CPA and for which we were not recognizing aircraft rental expense in our condensed consolidated financial statements.  The last of the eight aircraft transitioned in April 2010.

            Impairment of fixed assets of $3.1 million represents the impairment charge for certain aircraft leasehold improvements the carrying values of which were no longer recoverable as of September 30, 2010.  No such charge was incurred during the nine months ended September 30, 2009.

Non-Operating Expenses

            The table below (in thousands, except percentage data) sets forth the changes in non-operating expenses from the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

	Nine Months Ended September 30,

	2010	Total Revenue %	2009	Total Revenue %	Increase / (Decrease)	Change %

Gain on sale of short-term investments, net	$887	0.1%	$1,755	0.3%	$(868)	(49.5%)
Extinguishment of debt	(3,059)	(0.5)	(1,017)	(0.2)	(2,042)	nm
Amortization of debt discount	(4,687)	(0.8)	(3,257)	(0.6)	(1,430)	(43.9)
Interest expense, net of capitalized interest	(4,312)	(0.7)	(5,835)	(1.1)	1,523	26.1
Interest income	259	0.0	837	0.2	(578)	(69.1)
Equity investment loss	—	—	(377)	(0.1)	377	100.0
Other, net	166	0.0	(1,069)	(0.2)	1,235	nm

Total non-operating expenses	$(10,746)	(1.8%)	$(8,963)	(1.7%)	$(1,783)	(19.9%)

            Total non-operating expenses increased primarily due to the higher losses recognized from repurchases of our 11.25% Convertible Secured Notes due 2023.  During the nine months ended September 30, 2010, we repurchased $18.6 million par value (book value of $15.2 million including $0.4 million of equity value) of our 11.25% Convertible Secured Notes due 2023 for $18.3 million, resulting in a net realized loss of $3.1 million compared to a net realized loss of $1.0 million from debt repurchases during the nine months ended September 30, 2009.   In addition, we saw a reduction in interest expense due to recent pay downs of our 11.25% Convertible Secured Notes due 2023, offset partially by a decline in interest income.   We also incurred losses on disposal of fixed assets in the nine months ended September 30, 2009, which are represented in “Other, net” in the table above.

Certain Operational Information

            The following statistical information for the periods indicated is helpful in understanding our financial results:

	For the Three Months Ended September 30,

	2010	2009	Change		%

Operating Statistics:
Revenue passenger miles (millions) (1)	2,561	2,212	349		15.8%
Available seat miles (millions) (2)	3,176	2,779	397		14.3
Passenger load factor (3)	80.6%	79.6%	1.0	pts	1.0
Operating cost per available seat mile (cents) (4)	7.02	6.74	0.28		4.2
Block hours (5)	202,081	177,649	24,432		13.8
Operating cost per block hour (dollars) (6)	1,103	1,055	48		4.5
Departures	116,734	97,920	18,814		19.2
Average price per gallon of fuel, including fuel taxes (dollars)	2.51	2.38	0.13		5.5
Fuel gallons consumed (thousands)	5,337	1,916	3,421		nm
Average length of aircraft flight (miles)	545	569	(24)		(4.2)
Average daily utilization of each aircraft (hours) (7)	9.00	7.91	1.09		13.8
Completion factor	98.6%	99.2%	(0.6	) pts	(0.6)
Revenue passengers (thousands)	4,598	3,744	854		22.8
Actual aircraft in fleet at end of period	244	244	—		0.0%

	For the Nine Months Ended September 30,

	2010	2009	Increase / (Decrease)		% Increase / (Decrease)

Operating Statistics:
Revenue passenger miles (millions) (1)	7,191	6,005	1,186		19.8%
Available seat miles (millions) (2)	9,097	7,836	1,261		16.1
Passenger load factor (3)	79.0%	76.6%	2.4	pts	2.4
Operating cost per available seat mile (cents) (4)	7.07	7.01	0.06		0.9
Block hours (5)	580,949	507,317	73,632		14.5
Operating cost per block hour (dollars) (6)	1,107	1,083	24		2.2
Departures	326,960	272,275	54,685		20.1
Average price per gallon of fuel, including fuel taxes (dollars)	2.46	2.36	0.10		4.2
Fuel gallons consumed (thousands)	13,845	4,305	9,540		nm
Average length of aircraft flight (miles)	558	577	(19)		(3.3)
Average daily utilization of each aircraft (hours) (7)	8.72	7.62	1.10		14.4
Completion factor	97.8%	98.3%	(0.5	) pts	(0.5)
Revenue passengers (thousands)	12,604	10,047	2,557		25.5
Actual aircraft in fleet at end of period	244	244	—		0.0%

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of passenger seats available multiplied by the number of scheduled miles those seats are flown.
(3)	Passenger load factor equals revenue passenger miles divided by available seat miles.
(4)	Operating cost per available seat mile is operating costs divided by available seat miles.
(5)	Block hours are the hours from gate departure to gate arrival.
(6)	Operating cost per block hour is operating costs divided by block hours.
(7)	Average daily utilization of each aircraft is the average number of block hours per day that an aircraft is operated.

Liquidity, Capital Resources and Financial Position

            Sources and Uses of Cash

            At September 30, 2010, our available liquidity, including restricted and unrestricted cash was $99.7 million.  For the nine months ended September 30, 2010 and 2009, our operations provided $21.9 million and used $12.0 million, respectively, in cash flow.  For the nine months ended September 30, 2010 and 2009, we generated $8.9 million and $23.5 million, respectively in cash flow from investing activities, primarily from the sale of short-term investments.  As of September 30, 2010 and December 31, 2009, we had $15.6 million and $17.7 million of restricted cash, respectively, which is comprised of collateral for our workers’ compensation coverage, customer deposits for future charter flights and letters of credit.

            We spent $2.8 million and $3.9 million on capital expenditures during the nine months ended September 30, 2010 and 2009, respectively.  These capital expenditures related primarily to aircraft spare parts and technology needed to support our various lines of business.  We anticipate capital expenditures for the remainder of 2010 to be approximately $1.3 million, to be funded by cash generated from operations.

            Our 2010 cash flow as of the date of this filing has included the following sources of cash outside of normal operating revenues:

•

received $16.5 million tax refund in March 2010 from the "Worker, Homeownership, and Business Assistance Act of 2009," which allows taxpayers to elect to carry back either their 2008 or 2009 net operating loss for a period of up to five years; and

•	collected a $1.7 million state and local tax settlement in April 2010.

            During the quarter ended September 30, 2010, we redeemed $10.0 million of the principal balance of our 11.25% Convertible Secured Notes due 2023.  The redemptions were carried out in three separate transactions and were part of our overall strategy to reduce our debt balances and future interest expense.

            We believe strict budgeting and cash preservation are crucial to sustain our liquidity and meet our financial obligations through the next twelve months.  We believe that our existing liquidity and projected 2010 cash flow, including the incremental sources of liquidity described above, if needed, will be sufficient to fund current operations and our financial obligations through the twelve months ending September 30, 2011.  However, factors outside our control may dictate that we alter our current plans and expectations.

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

            Long-term Debt

            We did not enter into any material financing transactions during the nine months ended September 30, 2010.  As of September 30, 2010, total debt, including current maturities, totaled $31.9 million net of a discount of $5.1 million.  Our debt consisted of the 11.25% Convertible Secured Notes due 2023 and a series of secured loan agreements with Export Development Canada (“EDC”), which consist of a $10.7 million loan entered into in May 2003 and a $6.6 million loan entered into in September 2003 (the “EDC Loans”).

            The EDC Loans are secured by certain of our flight simulators, flight data software and other equipment related to the simulators.  The amount due to EDC accrues interest at the six-month LIBOR plus 1.75% per annum.  Each of the EDC Loans has a term of 96 months and each contains customary representations, warranties and covenants.  Additionally, Continental is the guarantor of the EDC Loans, and a default under the guarantee would cause an acceleration of the loans.  During the nine months ended September 30, 2010, we made payments in the amount of $2.5 million on the EDC Loans, of which $2.4 million related to principal.  As of September 30, 2010, the outstanding principal balance of the EDC Loans was $3.5 million.

            In March 2009, we entered into and drew down fully a $5 million revolving line of credit (the “Citigroup Credit Facility”) with Citigroup Global Markets Inc. (“Citigroup”)to increase our liquidity.  The Citigroup Credit Facility, had a five year term and was pre-payable at any time at our election, and was secured by $10 million of our ARS holdings that were purchased from Citigroup.  The amount due to Citigroup accrued interest using the open federal rate plus a variable spread.  Since the credit facility was secured by a portion of our ARS holdings, we classified the liability as current on our Consolidated Balance Sheet.  During the nine months ended September 30, 2010, we sold $10.0 million of the secured ARS that were purchased from Citigroup and repaid the entire $5.0 million of the Citigroup Credit Facility with the proceeds from the sales.

            During the quarter ended September 30, 2010, we redeemed$10.0 million of our 11.25% Convertible Secured Notes due 2023 in three separate transactions at 100% of the aggregate principal amount.

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

            We enter into these arrangements to gain access to aircraft, equipment and facilities without requiring significant capital up front.  Since these assets are used in connection with our consolidated operations, these assets are required to generate our passenger revenue.

            Aircraft, Simulator and Spare Engine Leases.  As of September 30, 2010, we had lease and sublease obligations for aircraft, flight training devices and spare engines that are classified as operating leases, which are not reflected as assets or liabilities on our balance sheet.  These leases expire between 2015 and 2022.  As of September 30, 2010, our expected total minimum annual rental payments under current and future non-cancelable aircraft operating leases for aircraft operating outside of the Continental Express operations, simulator operating leases and spare engine operating leases for 2010 was $30.1 million.  Under the Amended Continental CPA, Continental will bear all the rent expense for aircraft operating for Continental under that arrangement.  For the aircraft retained outside of the Amended Continental CPA, we incur rent expense at reduced rental rates.  As of September 30, 2010, our expected total 2010 minimum rental expense for aircraft operating outside of the Continental Express operations was approximately $26.8 million.  A substantial portion of our aircraft are leased directly by Continental from third parties and subleased to us by Continental.  If Continental were to default under these leases, our ability to retain access to the aircraft could be adversely affected.  Pursuant to the terms of the amended indenture governing our 11.25% Convertible Secured Notes due 2023, we granted a security interest on certain of our property, including spare parts and spare aircraft engines.  We agreed that if certain collateral ratios are greater than the applicable maximum, we will pledge additional spare parts, spare aircraft engines and/or cash and cash equivalents. Conversely, as the 11.25% Convertible Secured Notes due 2023 are repurchased or redeemed the collateral pool can be reduced proportionately under the terms of the indenture.

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

            As of September 30, 2010, we held approximately $3.2 million in deposits with fuel vendors for future fuel purchases for flights performing outside of the Continental Express operations.

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

            As of September 30, 2010 and December 31, 2009, we estimated the fair value of our $33.6 million and $52.1 million (carrying values) convertible notes to be $33.4 million and $50.3 million, respectively, based upon a fair valuation model that considered quoted market prices.  Changes in the fair market value of our fixed-rate debt could be affected by a variety of factors including general investor behavior, industry specific risks and interest rate risks.  In 2008, we recorded a $27.8 million discount in connection with our 11.25% Convertible Secured Notes due 2023 that is being accreted to “Amortization of debt discount” in our Condensed Consolidated Statements of Operations and will continue until August 1, 2011.  Subsequent to repurchases made through September 30, 2010, our interest expense, calculated using the effective interest method, related to the non-cash debt discount will be $5.0 million in 2010 and $3.7 million for the seven months ending July 31, 2011. In conjunction with the amortization of debt discount, we are currently amortizing $2.0 million of capitalized fees associated with the convertible debt refinancing to interest expense until August 1, 2011.

Item 4. Controls and Procedures

            (a) Evaluation of disclosure controls and procedures.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

            (b) Changes in internal control over financial reporting.  We have not identified any material weakness in our internal control over financial reporting as of September 30, 2010.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

            Legal Proceedings.

            Between August 5, 2010 and August 25, 2010, nine substantially similar putative shareholder class action suits (collectively, the "Texas State Actions") were filed by individual ExpressJet stockholders in the District Court of Harris County, Texas against ExpressJet and its directors. Many of the petitions also name SkyWest, Inc. and Atlantic Southeast and/or merger sub (together, the "Additional Defendants") as defendants in the litigation.

            The petitions filed in the Texas State Actions generally allege that the ExpressJet director defendants breached their fiduciary duties in connection with the negotiation and approval of the merger agreement and that the Additional Defendants aided and abetted such alleged breaches of fiduciary duties. The Texas State Actions seek, among other things, an injunction enjoining the merger and the transactions contemplated by the merger agreement and rescission of any transactions contemplated by the merger agreement which may be completed. On August 18, 2010, plaintiff Rayside filed a motion to consolidate the Texas State Actions into Case No. 2010-48784 in the first-filed court (the "189th District Court"). On August 20, 2010, plaintiffs Levine, Tejeda, Doraiswamy and Swanepoel filed a similar motion in the 189th District Court. On September 10, 2010, the 189th District Court ordered the consolidation of the Texas State Actions with and into Case No. 2010-48784 (the consolidated action is referred to herein as the "Consolidated Texas State Action").

            On September 10, 2010, a putative stockholder class action (the "Texas Federal Action" and, together with the Consolidated Texas State Action, the "Actions") was commenced in the United States District Court for the Southern District of Texas, Houston Division. The complaint filed in the Texas Federal Action includes substantially identical allegations to and requests substantially the same relief as the petitions in the Texas State Actions but also includes allegations related to the ExpressJet preliminary proxy statement filed with the SEC on September 3, 2010.

            On September 20, 2010, the 189th District Court appointed counsel for plaintiff Rayside, Edison, McDowell & Hetherington LLP and Robbins Geller Rudman & Dowd LLP, as interim class counsel ("Class Counsel") in the Consolidated Texas State Action, with authority to speak for all plaintiffs in the Consolidated Texas State Action in matters regarding pre-trial procedure, trial and settlement negotiations. On September 27, 2010, plaintiff Levine filed a motion for clarification order seeking the appointment of Class Counsel as interim class counsel and liaison counsel and his counsel, Powers & Frost L.L.P. and Faruqi & Faruqi, LLP, as interim co-class counsel.

            Subsequent to September 30, 2010, counsel for the defendants in the Actions, Class Counsel and counsel for plaintiff in the Texas Federal Action agreed to and executed a memorandum of understanding (the "MOU") containing the terms of an agreement in principle to resolve the Actions. The MOU provides that, in consideration for the settlement of the Actions, ExpressJet will make certain disclosures in the definitive proxy statement to be sent to the ExpressJet stockholders soliciting approval of the merger. In the MOU, the defendants in the Actions acknowledge that they considered the claims raised by the plaintiffs in the Actions in connection with the disclosures contemplated by the MOU. In exchange, the parties to the MOU have agreed to use their best efforts to draft and execute a definitive stipulation of settlement that includes a plaintiff class consisting of all record and beneficial holders of ExpressJet stock, other than defendants in the Consolidated Texas State Action and any firm, trust, corporation or other entity controlled by any such defendant, during the period beginning on and including December 2, 2009, through and including the date of the consummation of the merger. If approved by the parties and the 189th District Court, the settlement will result in the dismissal with prejudice of the Consolidated Texas State Action and release by the plaintiff class of all claims under federal and state law that were or could have been asserted in the Actions or which arise out of or relate to the transactions contemplated by the merger. The MOU further provides that, in the event the Consolidated Texas State Action is dismissed in accordance with the settlement stipulation, the parties to the MOU will use their best efforts to obtain the dismissal with prejudice of the Texas Federal Action. The settlement of the Consolidated Texas State Action is subject to numerous conditions set forth in the MOU and to be contained in any stipulation of settlement, including the completion of the merger.

            Please refer to our Form 10-K for the year ended December 31, 2009 under Part I, Item 3, Legal Proceedings.  There were no other material developments to legal proceedings during the quarter ended September 30, 2010.

Item 1A.  Risk Factors.

            Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our Form 10-K for the year ended December 31, 2009 under Part I, Item 1A, Risk Factors.  For the quarter ended September 30, 2010, we note the following additional risk factors:

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

            Prior to the closing of the Acquisition, we face uncertainties and restrictions on our business that could adversely affect us or our future business and operations, whether or not the Acquisition is completed.

            Prior to the closing of the Acquisition, we will face additional uncertainties and restrictions on the manner in which we operate our business, including, among other things, that:

•	our operations will be restricted by the terms of the merger agreement relating to the Acquisition, which may cause us to forego otherwise beneficial business opportunities;
•	conditions, terms, obligations or restrictions imposed on us by regulatory authorities prior to granting regulatory clearance for the Acquisition may affect our business and operations;
•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees; and
•	Management’s attention and other company resources may be focused on the Acquisition instead of on pursuing other opportunities beneficial to us.

            The Merger of Continental and United may impact our long-term fleet rationalization plans.

            On October 1, 2010, Continental and United merged their two companies.  The merger could impact United’s decision to further expand the use of our aircraft.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

            As part of the United Express Agreement, on February 17, 2010, we issued a warrant to United for the purchase of 2.7 million shares of common stock with an exercise price of $0.01 per share of common stock (the “United Warrant”).  The United Warrant is fully vested and non-forfeitable and United has no future performance commitment with respect to the United Warrant.  On September 27, 2010, United exercised, on a cashless basis, its rights under the United Warrant and received approximately 2.7 million shares of our common stock.

            We issued the United Warrant in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

            On September 27, 2010, United exercised, on a cashless basis, its rights under the United Warrant and received approximately 2.7 million shares of our common stock.

            In July 2005, our Board of Directors authorized the expenditure of up to $30 million to repurchase shares of our common stock.  In February 2006, the Board authorized the inclusion of our Original 4.25% Convertible Notes due 2023 (now our 11.25% Convertible Secured Notes due 2023), within the previously announced program.  Since that time, our Board has authorized an additional $15 million in 2008, $10 million in 2009 and $20 million in April 2010 to be utilized for purchases within this program.  Purchases have been made from time to time in the open market and in privately negotiated transactions.  The timing of any repurchases under the program depends on a variety of factors, including market conditions, and the program may be suspended or discontinued at any time.  After repurchases of a portion of our 11.25% Convertible Secured Notes due 2023 and adjustments to exclude prepaid interest related to bond repurchases, the program had an available balance remaining of $11.8 million at September 30, 2010.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program(2)	(d) Maximum value of shares / notes that may yet be purchased under the program (in millions)(3)

7/1/10 to 7/31/10	958	$2.67	—	$18.6
8/1/10 to 8/31/10	21	5.06	—	11.8
9/1/10 to 9/30/10	67	6.67	—	11.8

Total	1,046	$2.98	—	$11.8

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
(3)

Amounts shown reflect repurchases of our common stock and repurchases of our 11.25% Convertible Secured Notes due 2023 included within our Board approved securities repurchase program.  During the quarter ended September 30, 2010, we redeemed $10.0 million of our 11.25% Convertible Secured Notes due 2023.  As of the date of this filing, there is a balance of $11.8 million remaining within the repurchase program.

Item 3.  Defaults Upon Senior Securities.

               None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

               None.

Item 6.  Exhibits.

2.1

Agreement and Plan of Merger, dated as of August 3, 2010, by and among SkyWest, Inc., Express Delaware Merger Co. and ExpressJet Holding, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010, File No. 1-31300).

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
4.1

Third Amendment to ExpressJet’s Amended and Restated Rights Agreement, dated as of August 3, 2010, between ExpressJet Holdings, Inc. and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010, File No. 1-31300).

10.1(c)	Second Amendment to United Express Agreement between United Air Lines, Inc. and ExpressJet Airlines, Inc. dated as of August 4, 2010.(1)*
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certificationby Chief Executive Officer.(2)
32.2	Section 1350 Certificationby Chief Financial Officer.(2)

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

EXPRESSJET HOLDINGS, INC. (Registrant)
Date: November 12, 2010	/s/ Phung Ngo-Burns
Phung Ngo-Burns Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2010	/s/ Robert Bickmore
Robert Bickmore Senior Director and Controller (Principal Accounting Officer)