Form 10-Q/A
period 2010-09-30
EXPRESSJET HOLDINGS INC
filed 2011-01-11
CIK 1144331

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.1 to

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-31300

EXPRESSJET HOLDINGS, INC.

Incorporated under the laws of Delaware	76-0517977
(I.R.S. Employer ID No.)

700 North Sam Houston Parkway West, Suite 200

Houston, Texas 77067

(832) 353-1000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was to required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 10, 2011
Common stock, no par value	18,000,000

EXPLANATORY NOTE

ExpressJet Holdings, Inc. (“ExpressJet” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on November 12, 2010 (the “Original Filing”), for the purpose of attaching a revised Exhibit 10.1(c) that includes certain information excluded from Exhibit 10.1(c) of the Original Filing on the basis of a confidential treatment request submitted by the Company in connection with the Original Filing.  The only Item that is amended and restated herein is Exhibit 10.1(c).  All other Items, Exhibits and disclosure contained within the Original Filing are not amended hereby. In order to preserve the nature and character of the disclosures set forth in Original Filing as originally filed, except as expressly noted herein, this amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures in this amendment to speak as of a later date.

ITEM 6: EXHIBITS

2.1

Agreement and Plan of Merger, dated as of August 3, 2010, by and among SkyWest, Inc., Express Delaware Merger Co. and ExpressJet Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010, File No. 1-31300).

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

10.1(c)	Second Amendment to United Express Agreement between United Air Lines, Inc. and ExpressJet Airlines, Inc. dated as of August 4, 2010.*
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.(1)
32.1	Section 1350 Certification by Chief Executive Officer.(2)
32.1	Section 1350 Certification by Chief Financial Officer.(2)

* Pursuant to 17 CFR 240.24b-2, certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application.

(1) Previously filed.
(2) Previously furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No.1 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized, on January 11, 2011.

EXPRESSJET HOLDINGS, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and Chief Financial Officer On behalf of the Registrant and in his capacity as Principal Financial and Accounting Officer